Form 10-K
period 2019-12-31
Qurate Retail, Inc.
filed 2020-02-26
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-33982

QURATE RETAIL, INC.

(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	84-1288730 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Series A Common Stock, par value $.01 per share	QRTEA	The Nasdaq Stock Market LLC
Series B Common Stock, par value $.01 per share	QRTEB	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting stock held by nonaffiliates of Qurate Retail, Inc. computed by reference to the last sales price of Qurate Retail, Inc. common stock, as of the closing of trading on June 28, 2019, was approximately $4.8 billion.

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of January 31, 2020 was:

Series A common stock	386,702,662
Series B common stock	29,278,424

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2020 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

QURATE RETAIL, INC.

2019 ANNUAL REPORT ON FORM 10‑K

Item 1. Business.

General Development of Business

Qurate Retail, Inc. ("Qurate Retail", the “Company”, “we”, “us” and “our”), formerly known as Liberty Interactive Corporation prior to the Transactions (defined and described below), owns interests in subsidiaries and other companies which are primarily engaged in the video and online commerce industries.  Through our subsidiaries and affiliates, we operate in North America, Europe and Asia.  Our principal businesses and assets include our consolidated subsidiaries QVC, Inc. ("QVC"), which includes HSN, Inc. (“HSN”) following the transfer of ownership of HSN to QVC (described below), Cornerstone Brands, Inc. (former subsidiary of HSN prior to the transfer of ownership of HSN to QVC), Zulily, LLC (“Zulily”) and other cost and equity method investments.

On September 23, 2011, Qurate Retail completed the split-off (the "LMC Split-Off") of a wholly owned subsidiary, Liberty Media Corporation ("LMC").  Following the LMC Split-Off, Qurate Retail and LMC operate as separately publicly traded companies and neither has any stock ownership, beneficial or otherwise, in the other.

Qurate Retail and LMC entered into certain agreements in order to govern certain of the ongoing relationships between the two companies. These agreements include a reorganization agreement, a services agreement (the “Services Agreement”), a facilities sharing agreement (the “Facilities Sharing Agreement”) and a tax sharing agreement. Pursuant to the Services Agreement, LMC provides Qurate Retail with general and administrative services including legal, tax, accounting, treasury and investor relations support. See below for a description of an amendment to the services agreement entered into in December 2019. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the Facilities Sharing Agreement, Qurate Retail shares office space with LMC and related amenities at LMC's corporate headquarters.

In December 2019, the Company entered into an amendment to the Services Agreement with LMC in connection with LMC’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s Chairman of the Board (the “Chairman”). Under the amended Services Agreement, components of his compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”), GCI Liberty, Inc. (“GCI Liberty”), and Liberty Broadband Corporation (“Liberty Broadband”) (collectively, the “Service Companies”) or reimbursed to LMC, in each case, based on allocations among LMC and the Service Companies set forth in the amended Services Agreement, currently set at 19% for the Company. The new agreement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million, an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”).  A portion of the grants made to our Chairman in the year ended December 31, 2019 related to our Company’s allocable portion of these upfront awards.

On August 9, 2012, Qurate Retail completed the approved recapitalization of its common stock through the creation of the Liberty Interactive common stock and Liberty Ventures common stock as tracking stocks. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Prior to the Transactions, Qurate Retail had two tracking stocks, QVC Group common stock and Liberty Ventures common stock, which were intended to track and reflect the economic performance of Qurate Retail’s QVC Group and Ventures Group, respectively. While the QVC Group and the Ventures Group had separate collections of businesses, assets and liabilities attributed to them, no group was a separate legal entity and therefore no group could own assets, issue securities or enter into legally binding agreements. Holders of tracking stock had no direct claim to the group's stock or assets and were not represented by separate boards of directors. Instead, holders of tracking stock were stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

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

On November 4, 2016, Qurate Retail completed the split-off (the “Expedia Holdings Split-Off”) of its former wholly-owned subsidiary Liberty Expedia Holdings, Inc. (“Expedia Holdings”) to holders of its Liberty Ventures common stock. At the time of the Expedia Holdings Split-Off, Expedia Holdings was comprised of, among other things, Qurate Retail’s former interest in Expedia Group, Inc., formerly known as Expedia, Inc. (“Expedia”) and Qurate Retail’s former wholly-owned subsidiary Bodybuilding.com, LLC (“Bodybuilding”). On November 2, 2016, Expedia Holdings borrowed $350 million under a new margin loan and distributed $299 million, net of certain debt related costs, to Qurate Retail on November 4, 2016. The Expedia Holdings Split-Off was accomplished by the redemption of (i) 0.4 of each outstanding share of Qurate Retail’s Series A Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series A common stock at 5:00 p.m., New York City time, on November 4, 2016 (such date and time, the “Redemption Date”) and (ii) 0.4 of each outstanding share of Qurate Retail’s Series B Liberty Ventures common stock for 0.4 of a share of Expedia Holdings Series B common stock on the Redemption Date, in each case, with cash paid in lieu of any fractional shares of Liberty Ventures common stock or Expedia Holdings common stock (after taking into account all of the shares owned of record by each holder thereof, as applicable). The IRS completed its review of the Expedia Holdings Split-Off and informed Qurate Retail that it agreed with the nontaxable characterization of the Expedia Holdings Split-Off.

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

On March 9, 2018, Qurate Retail completed the transactions contemplated by the Agreement and Plan of Reorganization (as amended, the “Reorganization Agreement,” and the transactions contemplated thereby, the “Transactions”) among General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail (“LI LLC”). Pursuant to the Reorganization Agreement, GCI amended and restated its articles of incorporation (which resulted in GCI being renamed GCI Liberty and effected a reclassification and auto conversion of its common stock. After market close on March 8, 2018, Qurate Retail’s board of directors approved the reattribution of certain assets and liabilities from Qurate Retail’s Ventures Group to its QVC Group, which was effective immediately. The reattributed assets and liabilities included cash, Qurate Retail’s interest in ILG, Inc., certain green energy investments, LI LLC’s exchangeable debentures, and certain tax benefits.

Following these events, Qurate Retail acquired GCI Liberty through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to the Ventures Group were contributed (the “contribution”) to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interest in Liberty Broadband, Charter, and LendingTree, the Evite, Inc. (“Evite”) operating business and other assets and liabilities attributed to Qurate Retail’s Venture Group (following the reattribution), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

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

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; QRG Initiatives (as defined below); remediation of a material weakness; new service offerings; revenue growth at QVC; synergies; the recoverability of goodwill and other intangible assets; projected sources and uses of cash; repayment of debt; fluctuations in interest rates and foreign currency exchange rates; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished.  The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	customer demand for our products and services and our ability to anticipate and to adapt to changes in demand;
●	competitor responses to our products and services;
●	increased digital TV penetration and the impact on channel positioning of our programs;
●	the levels of online traffic to our businesses' websites and our ability to convert visitors into consumers or contributors;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance, including availability, terms and deployment of capital;
●	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
●	the cost and ability of shipping companies, suppliers and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	availability of qualified personnel;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (“FCC”), and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
●	domestic and international economic and business conditions and industry trends;
●	changes in tariffs, trade policy and trade relations and the United Kingdom’s (“U.K.”) exit from the European Union (“Brexit”);
●	consumer spending levels, including the availability and amount of individual consumer debt;
●	advertising spending levels;
●	changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand, streaming and Internet protocol (“IP”) television and their impact on home shopping programming;
●	rapid technological changes;
●	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;

●	the regulatory and competitive environment of the industries in which we operate;
●	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world; and
●	fluctuations in foreign currency exchange rates.

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

Narrative Description of Business

The following table identifies our subsidiaries:

Consolidated Subsidiaries
QVC, Inc.
Zulily, LLC
Cornerstone Brands, Inc.

QVC

On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN in an all-stock transaction. On December 31, 2018, Qurate Retail transferred our 100% ownership interest in HSN to QVC, Inc. through a transaction among entities under common control. References throughout this Annual Report to “QVC” refer to QVC, Inc., which includes HSN, QVC U.S. and QVC International.  On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSN and QVC U.S. businesses (the “QRG Initiatives”). As a result of changes in internal reporting from the QRG Initiatives, during the first quarter of 2019 the Company changed its reportable segments to combine HSN and QVC U.S. into one reportable segment called “QxH.”

QVC curates and sells a wide variety of consumer products via highly engaging, video-rich, interactive shopping experiences distributed to approximately 216 million worldwide households each day, through its broadcast networks. QVC also reaches audiences through its websites (including QVC.com, HSN.com and others), its applications via streaming video (Facebook Live, Roku, Apple TV, and Amazon Fire), its mobile applications, its social pages and over-the-air broadcasters. QVC believes it is a global leader in video retailing, e-commerce, mobile commerce and social commerce, with operations based in the U.S., Germany, Japan, the U.K. and Italy. QVC’s operating strategies are to (i) Curate special products at compelling values; (ii) Extend video reach and relevance; (iii) Reimagine daily digital discovery; (iv) Expand and engage its passionate community; and (v) Deliver joyful customer service. In addition, QVC is exploring opportunities to evolve the International operating model to pursue growth opportunities in a more leveraged way across markets. For the year ended December 31, 2019, approximately 93% of its worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from QVC during the prior twelve months and customers who previously made a purchase from QVC but not during the prior twelve months). In the same period, QVC attracted approximately 4.3 million new customers and the global e-commerce operation comprised $5.8 billion, or 53%, of its consolidated net revenue for the year ended December 31, 2019.

In the U.S., QVC distributes its programming live 20 hours per day, 364 days per year. The QVC and HSN brands present on average 710 products and 580 products, respectively, every week. Internationally, QVC distributes live programming 8 to 24 hours per day, depending on the market. QVC operates fifteen distribution centers and eight call centers worldwide. In 2019, QVC's work force consisted of approximately 20,400 employees who handled approximately 120 million customer calls, shipped approximately 233 million units globally and served approximately 15.2 million unique customers. QVC believes its long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Charter and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide it with broad distribution, favorable channel positioning and significant competitive advantages. QVC believes that its significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payment options, international reach and scalable infrastructure distinguishes QVC from its competitors.

QxH

QxH's live programming is distributed nationally, 20 hours per day, 364 days per year, to approximately 92 million television households and distributes its programming to approximately 99% of households subscribing to services offered by television distributors. QxH’s televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full time basis, including the main QVC and HSN channels as well as the additional channels of QVC2, QVC3, and HSN2. These additional channels offer viewers access to a broader range of QxH programming options as well as more relevant programming for viewers in different time zones. During the first quarter of 2019, QxH transitioned its Beauty iQ broadcast channel to QVC 3 and Beauty iQ content was moved to a digital only platform. QxH also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QxH to reach customers who previously did not have access to the program through other television platforms.

QxH's programming is also available through QVC.com and HSN.com (collectively, QVC’s “Websites”), as well as applications via streaming video (Facebook Live, Roku, Apple TV, and Amazon Fire), mobile applications, social pages and over-the-air broadcasters (collectively, QVC’s “Digital Platforms”). QxH’s Digital Platforms enable consumers to purchase goods offered on its broadcast programming along with a wide assortment of products that are available only on its Websites. QxH’s Websites and other Digital Platforms are natural extensions of its business model, allowing customers to engage in its shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, its Websites and mobile applications allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account. For the year ended December 31, 2019, approximately 80% of new QxH customers made their first purchase through QxH’s Digital Platforms. QxH, including its Digital Platforms, contributed $8.3 billion, or 75%, of consolidated QVC net revenue, $1,120 million of operating income and $1,536 million of Adjusted OIBDA (defined below) for the year ended December 31, 2019. QxH’s Digital Platform usage as a percentage of total QxH net revenue has increased from 53.3% in 2017 to 56.9% in 2019.

QVC International

QVC International brings the QVC shopping experience to approximately 124 million households outside the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland and Italy. Similar to the U.S. business QVC’s international business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social pages. QVC International product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2019, QVC International, including its Digital Platforms generated $2.7 billion, or 25%, of consolidated QVC net revenue, $354 million of operating income and $446 million of Adjusted OIBDA (defined in Part II, Item 7 of this report) and QVC International’s Digital Platform usage generated $1,114 million, or 41.2%, of its total international net revenue.

Merchandise

QVC’s global merchandise mix features: (i) home, (ii) apparel, (iii) beauty, (iv) accessories, (v) electronics and (vi) jewelry. Many of its brands are exclusive, while others are created by well-known designers. QVC’s global sales mix is provided in the table below:

	Years ended December 31,
Product category	2019	2018	2017 (1)
Home	37%	38%	34%
Beauty	18%	18%	17%
Apparel	16%	16%	19%
Accessories	12%	11%	13%
Electronics	11%	11%	9%
Jewelry	6%	6%	8%
Total	100%	100%	100%
(1)	For the year ended December 31, 2017 in the table above, the sales mix does not include HSN.

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

Video Distribution

QVC distributes its programming via satellite and optical fiber, to cable television and/or direct-to-home satellite system operators for retransmission to their subscribers in the U.S., Germany, Japan, the U.K., Italy and neighboring countries. QVC also transmits its programming over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., QVC uplinks its digital programming transmissions using a third-party service, or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, the signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. The transponder service agreements for the U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QxH expire between 2020 and 2025.  The service agreements for QVC International transponders and terrestrial transmitters expire between 2020 and 2029.

QVC continually seeks to expand and enhance its broadcast and e-commerce platforms, as well as to further its international operations and multimedia capabilities. QVC offers native high definition (“HD”) programming in addition to standard definition programming, which provides additional channel locations and allows QVC to utilize a typically wider screen with crisper and more colorful images to present a larger “storefront,” which QVC believes captures the attention of channel “surfers” and engages its customers. In the U.S., QVC’s HD programming reaches approximately 80 million households. QVC continues to develop and launch features to further enrich the viewing experience.

Affiliation Agreements

QVC enters into long-term affiliation agreements with certain of its television distributors who downlink its programming and distribute the programming to customers. QVC's affiliation agreements with distributors have termination dates ranging from 2020 to 2024. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. Although QVC is typically successful in obtaining and renewing these agreements, it does not have distribution agreements with some of the distributors that carry its programming. QVC is currently providing programming without affiliation agreements to distributors representing approximately 5.8% of its QVC channel distribution in the U.S. and 1.1% of its HSN channel distribution. Some of its international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

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

Demographics of customers

QVC enjoys a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2019, approximately 86% of its shipped sales came from repeat customers (i.e., customers who made a purchase from QVC during the prior twelve months), who spent an average of $1,281 each during this period. An additional 7% of shipped sales in that period came from reactivated customers (i.e., customers who previously made a purchase from QVC, but not during the prior twelve months).

QVC had slight decline in customer count during 2019. On a trailing twelve month basis, total consolidated customers were approximately 15.2 million which includes 10.6 million QxH customers and 4.6 million QVC International customers. QVC believes its core customer base represents an attractive demographic target market. Based on internal customer data for QxH, approximately 44% of its 10.6 million customers for the twelve months ended December 31, 2019 were women between the ages of 35 and 64.

QVC does not depend on any single customer for a significant portion of its revenue.

Ordering and fulfillment

QVC takes a majority of its orders via its websites and via mobile applications on iPhone, iPad, Apple Watch, Android and other devices. QxH and QVC International customers placed approximately 39% and 32%, respectively, of all orders directly through their mobile devices in 2019.

QVC has three customer contact centers in the US and five international customer contact centers that can direct calls, e-mail contacts and social contacts from one center to the other as volume mandates. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, QVC utilizes computerized interactive voice response order systems for telephonic orders, which handle approximately 28% of all orders taken on a worldwide basis. QxH has eleven distribution centers and QVC International has four distribution centers. QVC’s distribution centers and drop ship partners shipped, on average, 454,000 units per day at QxH and 183,000 units per day at QVC International during 2019. Refer to Item 2. “Properties” for further details.

QVC has built a scalable operating infrastructure focused on sustaining efficient, flexible and cost-effective sale and distribution of its products. Since its physical store locations are minimal, QVC requires lower inventory levels and capital expenditures compared to traditional brick-and-mortar retailers. In recent years, QVC has made and continues to make significant investments in its distribution centers that it believes will accommodate its foreseeable growth needs. Further, since QVC has no set “floor plan” and can closely manage inventory levels at its centralized warehouses, QVC believes it has the flexibility to analyze and react quickly to changing trends and demand by shifting programming time and product mix. QVC's cost structure is highly variable, which QVC believes allows it to consistently achieve attractive margins relative to brick-and-mortar retailers.

Third party carriers transport QVC's packages from its distribution centers to its customers. In each market where QVC operates, it has negotiated long-term contracts with shipping companies, which in certain circumstances provides for favorable shipping rates.

Competition

QVC operates in a rapidly evolving and highly competitive retail business environment. QVC has numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, e-commerce retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, and mail-order and catalog companies. Some of QVC’s competitors, such as Amazon and Walmart, have a significantly greater web-presence. QVC believes that the principal competitive factors for its web-commerce operations are high-quality products, brand recognition, selection, value, convenience, price, website performance, customer service and accuracy of order shipment.

QVC believes that QxH is a leader in video shopping, e-commerce, mobile commerce and social commerce by curating quality products at outstanding values, providing exceptional customer service, establishing favorable channel positioning and multiple touchpoints across digital platforms and generating repeat business from its core customer base and that it also compares favorably in terms of sales to general, non-video based retailers due to its extensive customer reach and efficient cost structure. QxH's closest video shopping competitor is ShopHQ (formerly referred to as Evine) and QVC International operations face similar competition in their respective markets, such as Jupiter Shop Channel in Japan, HSE 24 in Germany, Austria, and Italy, and Ideal World in the U.K.

QVC also competes for access to customers and audience share with other providers of broadcast, digital and hard copy entertainment and content. The price and availability of other programming and the conversion to digital programming platforms may unfavorably affect the placement of its programming in the channel line-ups of its distributors, and may affect its ability to obtain distribution agreements with small cable distributors. Competition from other programming also affects the compensation that must be paid to distributors for carriage. Principal competitive factors for QVC include (i) value, quality and selection of merchandise; (ii) customer experience, including customer service and speed, cost and reliability of fulfillment and delivery services; and (iii) convenience and accessibility of sales channels.

Intellectual Property

QVC regards its tradenames, service marks, patents, copyrights, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as critical to its success. QVC relies on a combination of tradename, patent and copyright law, trade-secret protection, and confidentiality and/or license agreements with its employees, customers, suppliers, affiliates and others to protect these proprietary rights. QVC has registered, or applied for the registration of, a number of tradenames, service marks, patents, copyrights and domain names through U.S. and foreign governmental authorities and vigorously protects its proprietary rights against infringement.

Domestically, QVC has registered tradenames and service marks including, but not limited to its brand names and logo, "QVC," "Quality Value Convenience," "Find What You Love, Love What You Find," the "Q Logo," and "Q" and tradenames for its proprietary products sold such as "Arte D'Oro," "Cook's Essentials," "Denim & Co.," "Diamonique," “Nature’s Code,” "Northern Nights" and "Ultrafine Silver."  Similarly, foreign registrations have been obtained for many tradenames and service marks for its brand names, logo and propriety products including, but not limited to, "QVC," the "Q Logo," "Q," "Cook’s Essentials," "Denim & Co.," "Diamonique" and "Northern Nights."

HSN has numerous tradename registrations or pending applications in the United States which help to expand HSN’s brand awareness.  These registrations and applications include the “HSN” brand name and the “HSN logo” as well as registrations for HSN’s proprietary products and services, including, but not limited to, “HSN Shop By Remote,” “Technibond,” and “Concierge Collection.”

QVC considers the "QVC" and “HSN” names the most significant tradenames and service marks it holds because of their impact on market awareness across all of its geographic markets and on customers' identification with QVC. As with all domestic tradenames or service marks, QVC's tradename and service mark registrations in the U.S. are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the tradenames or service marks are used in the regular course of trade.

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

Zulily relies on laws and regulations, contractual restrictions, copyrights, and tradenames to protect its intellectual property and proprietary rights. Zulily’s employees and contractors also typically enter into agreements to assign to Zulily the inventions and content they produce in performing their jobs. Zulily controls access to confidential information by entering into confidentiality agreements with its employees, contractors and third parties, such as vendors, service providers, individuals and entities that may be exploring a business relationship with Zulily. Despite the protection of general intellectual property law and its contractual restrictions, it may be possible for a third party to copy or otherwise obtain and use Zulily’s intellectual property without Zulily’s authorization.

Zulily has registered numerous Internet domain names related to its business. In addition, Zulily pursues the registration of its tradenames in the U.S. and certain other locations outside of the U.S.; however, effective intellectual property protection or enforcement may not be available in every country in which Zulily’s products and services are made available in the future. In the U.S. and certain other countries, Zulily has registered or has applications pending for its key tradenames, including: Zulily, the Zulily design mark and designs associated with its mobile applications and branded social channels.

Zulily’s results are impacted by a pattern of elevated sales volume during the holiday shopping season in the fourth quarter.  The fourth quarter accounted for approximately 28.8% and 30.3% of Zulily’s revenue for the years ended December 31, 2019 and 2018, respectively.

Cornerstone

Cornerstone consists of a portfolio of aspirational home and apparel brands, prominent in the direct marketing and retail space, including catalog distribution and related websites. Although there is some overlap in the product offerings, the home brands are comprised of Ballard Designs, Frontgate, and Grandin Road. Garnet Hill and Ryllace focus primarily on apparel and accessories and are categorized as apparel brands. There are also 20 retail and outlet stores located throughout the United States.

Frontgate features premium, high quality indoor (including bed, bath, kitchen, dining and living room) and outdoor (including patio, garden and pool) furnishings and accessories. Ballard Designs features European-inspired bed, bath, dining, outdoor and office furnishings and accessories, as well as rugs, shelving and architectural accents for the home. Grandin Road offers an affordable style assortment of products ranging from occasional furniture, accessories, holiday décor and outdoor furniture.

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

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2019 of approximately 177 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors.

Cornerstone also operates websites for each of its featured brands, such as BallardDesigns.com, Frontgate.com, GarnetHill.com, GrandinRoad.com and Ryllace.com. These websites serve as additional storefronts for products featured in related print catalogs, as well as provide customers with additional content and product assortments to support and enhance their shopping experience. Additional content provided by these websites, which differs across the various websites, includes decorating tips, measuring information, online design centers, gift registries and travel centers, as well as a feature that allows customers to browse the related catalog online. In addition, a growing number of customers use mobile devices to shop the Cornerstone brands.

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

Our online commerce businesses also are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the European Union invalidated the “Safe Harbor Framework,” which had allowed companies to collect and process personal data in EU nations for use in the U.S. A new data transfer framework, the EU-U.S. Privacy Shield, became fully operational on August 1, 2016, but is the subject of litigation. The Court of Justice of the European Union is expected to rule on the challenges to the EU-U.S. Privacy Shield this year. Finally, the European Commission proposed new regulations in 2017 regarding privacy and electronic communications, which would remain pending, including additional regulation of the Internet tracking tools known as “cookies.” Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.

In the U.S., the FTC has proposed a privacy policy framework, and Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General is drafting regulations and guidance regarding the law. Complying with these different national and state privacy requirements may cause the Company to incur substantial costs. In addition, the Company generally has and posts on its websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect the Company’s business. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the FCC amended its regulations under the Telephone Consumer Protection Act ("TCPA"), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses' websites to purchase products and services, such businesses could be harmed.  Congress, individual states and foreign authorities may consider additional online privacy legislation.

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

In 2015, the FCC adopted open Internet rules that reclassified wireline and wireless broadband services as Title II common carrier services and regulate broadband services offered by Internet service providers (“ISPs”) under Title II, Title III and Section 706 of the Telecommunications Act of 1996.  Among other things, the regulations prohibited ISPs from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration. On December 14, 2017, the FCC adopted a Declaratory Ruling, Report and Order and Order (“2017 Order”) that, among other things, eliminates these prohibitions.  The 2017 Order does require ISPs to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization.  On October 1, 2019, the D.C. Circuit ruled on numerous appeals by interested parties and largely upheld the 2017 Order.  However, the D.C. Circuit vacated that portion of the 2017 Order that preempted inconsistent state and local regulations and remanded the 2017 Order for further consideration of its effects on public safety, pole attachment regulation and the Lifeline support program.  The D.C. Circuit’s ruling may be subject to further judicial review. Legislative proposals regarding the open Internet rules are pending in Congress.

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

Employees

Pursuant to a services agreement between LMC and the Company, 86 LMC corporate employees provide certain management services to the Company for a determined fee. Additionally, as of December 31, 2019, our consolidated subsidiaries had an aggregate of approximately 25,228 full and part-time employees.  We believe that our employee relations are good.

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

PART I.

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

Our subsidiary QVC depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all. QVC currently distributes its programming through affiliation or transmission agreements with many television providers, including, but not limited to, Comcast, AT&T/DIRECTV, Charter, DISH Network, Verizon and Cox in the U.S., Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom in Germany, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc. in Japan, A1 Telekom Austria AG and UPC Telekabel Wien GmbH in Austria, British Sky Broadcasting, Freesat, Freeview and Virgin Media in the U.K., and Mediaset, Hot Bird and Sky Italia in Italy. QVC’s affiliation agreements with its distributors are scheduled to expire between 2020 and 2024.

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

The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. QVC does not have distribution agreements with some of the cable operators that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing approximately 5.8% of its QVC U.S. distribution, and approximately 1.1% of its HSN distribution. Some of QVC’s international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

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

In October 2018, we announced that our HSN and QVC U.S. business units would be opening a new distribution facility in Bethlehem, Pennsylvania in 2019 and that we anticipated closing distribution facilities in Lancaster, Pennsylvania, Roanoke, Virginia, and Greeneville, Tennessee in 2020.  In late 2019, QVC began shipping customer orders from its Bethlehem distribution center, but it is not operating at full capacity. Difficulties experienced in increasing shipping volumes from the Bethlehem distribution center as a result of the package handling equipment or warehouse management systems not performing as anticipated, has caused delays in the Bethlehem distribution center operating at full capacity.  Delays in the Bethlehem distribution center operating at full capacity could cause delays in closing other facilities, including the Lancaster, Pennsylvania facility. Delays in closing these facilities or disruptions caused by transitioning order fulfillment operations or returns processing from closing facilities to other facilities may increase operating expenses for these businesses, cause disruptions to their order fulfillment processes and cause delays in delivering product to customers which would result in lost sales, strain relationships with customers, and cause harm to our businesses’ reputations, any of which could have a material adverse impact on our business, financial condition and operating results.

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending.  Our businesses operate headquarters and administrative offices, distribution centers and call centers worldwide. If any of these facilities or the facilities of our vendors or third-party service providers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our businesses’ control, our business, financial condition and results of operations could be materially adversely affected. Disasters occurring at our businesses’ or their vendors’ facilities also could impact our businesses’ reputation and their customers’ perception of the products they sell. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our business, financial condition and results of operations.

For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China. It may adversely impact our businesses’ supply chains and lead to shipping disruptions for products they import.  In particular, certain of the products that our businesses sell are manufactured in China and other countries and imported to the countries where our businesses operate.  As a result of the coronavirus, Chinese officials and business owners have temporarily closed certain factories and certain other factories are operating at a limited capacity due to, among other reasons, employee shortages resulting in part from government imposed travel restrictions and local statutory quarantines. In addition, the travel restrictions and local statutory quarantines imposed to contain the coronavirus have resulted in delays in shipping of products our businesses import and may result in additional shipping delays.  These events and any future factory closures, reductions in factory operations or government imposed travel restrictions or quarantines in China or elsewhere could negatively affect the ability of manufacturers and vendors to produce and deliver the products our businesses sell. Further, broader global effects of potentially reduced consumer confidence and other macro issues related to the coronavirus could also have a negative effect on our businesses and our financial condition and results of operations. At this point, the extent to which the coronavirus may impact our businesses is uncertain.

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

In addition, certain of our businesses are subject to consent decrees issued by the FTC barring them from making deceptive claims for specified weight-loss products and dietary supplements and prohibiting them from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless they have competent and reliable scientific evidence to substantiate such claims. HSN was subject to a consent order issued by the FTC that had expired in 2019 and which barred HSN (including its subsidiaries and affiliates) from making certain claims with respect to specified categories of products. Violation of these consent decrees may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining these businesses from engaging in prohibited activities. Further material changes in the law and increased regulatory requirements must be anticipated, and there can be no assurance that our businesses and or any of our assets will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

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

Even if the GCI Liberty Split-Off otherwise qualifies under Section 355, Section 368(a)(1)(D), and related provisions of the Code, the GCI Liberty Split-Off would result in a significant U.S. federal income tax liability to us (but not to the former holders of Liberty Ventures common stock) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by either vote or value) in the stock of our company or in the stock of GCI Liberty (excluding, for this purpose, acquisitions of GCI Liberty’s common stock meeting statutory exceptions) as part of a plan or series of related transactions that includes the GCI Liberty Split-Off.  Any acquisition of the stock of our company or GCI Liberty (or any successor corporation) within two years before or after the GCI Liberty

Split-Off would generally be presumed to be part of a plan that includes the GCI Liberty Split-Off, although the parties may be able to rebut that presumption under certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the opinion of tax counsel described above, we or GCI Liberty might inadvertently cause or permit a prohibited change in ownership of our company or GCI Liberty, thereby triggering tax liability to us.

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

To preserve the tax-free treatment of the GCI Liberty Split-Off, we may determine to forgo certain transactions that might have otherwise been advantageous to our company, including certain asset dispositions or other strategic transactions for some period of time following the GCI Liberty Split-Off.  In addition, our potential tax liabilities related to the GCI Liberty Split-Off might discourage, delay or prevent a change of control transaction for some period of time following the GCI Liberty Split-Off.

Rapid technological advances could render the products and services offered by our subsidiaries and our business affiliates obsolete or non-competitive.  Our subsidiaries and business affiliates must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their products and services. As their operations grow in size and scope, our subsidiaries and business affiliates must continuously improve and upgrade their systems and infrastructure while maintaining or improving the reliability and integrity of their systems and infrastructure. These subsidiaries and business affiliates must be able to incorporate new technologies into their products and services in order to address the needs of their customers. The emergence of alternative platforms such as mobile and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter their markets due to lower up-front technology costs. There can be no assurance that our subsidiaries and business affiliates will be able to compete with advancing technology or be able to maintain existing systems or replace or introduce new technologies and systems as quickly as they would like or in a cost-effective manner, and any failure to do so could result in customers seeking alternative products or service providers, thereby adversely impacting our revenue and operating income.

Our subsidiaries and business affiliates conduct their businesses under highly competitive conditions.  Although QVC is one of the nation’s largest home shopping networks, it has numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, and Internet retailers. In addition, QVC competes with other televised shopping retailers, such as ShopHQ in the U.S., Shop Channel in Japan, HSE 24 in Germany and Italy, and Ideal World in the U.K., infomercial retailers, Internet retailers, including livestream shopping retailers, and mail-order and catalog companies.  QVC also competes for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Similarly, Zulily and Cornerstone compete with e-commerce businesses such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers such as Target Corporation and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc. Cornerstone also competes with other mail-order and catalog companies.  Zulily expects increased competition with companies employing a flash sales model as there are no significant barriers to entry. Competition is characterized by many factors, including assortment, advertising, price, quality, services, accessibility, the attractiveness and ease of use of digital platforms, cost and speed of options for delivery, reputation and credit availability, as well as the financial, technical and marketing expertise of competitors. For example, many of our businesses’ competitors have greater resources, longer histories, more customers and greater brand recognition than our businesses do, and competitors may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. In addition, many retailers, especially online retailers with whom our subsidiaries and business affiliates compete, are increasingly offering customers aggressive shipping terms, including free or discounted expedited shipping.  As these practices become more prevalent, our subsidiaries and business affiliates may experience further competitive pressures to attract customers and/or to change their shipping programs. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Such business combinations or alliances may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. This may cause QVC’s customers to elect to purchase products from a competitor that they would have historically purchased from QVC, resulting in less revenue to QVC. If our subsidiaries and business affiliates do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.

Moreover, although our subsidiaries and business affiliates sell a variety of exclusive products, one of the most significant challenges our subsidiaries and business affiliates face is competition on the basis of price. Price is of great importance to most customers, and price transparency and comparability continues to increase, particularly as a result of digital technology. The ability of consumers to compare prices on a real-time basis puts additional pressure on our subsidiaries and business affiliates to maintain competitive prices.  In addition, many retailers, especially online retailers with whom our subsidiaries and business affiliates compete, are increasingly offering customers aggressive shipping terms, including free or discounted expedited shipping. As these practices become more prevalent, our subsidiaries and business affiliates may experience further competitive pressures to attract customers and/or to change their shipping programs. Our subsidiaries and business affiliates ability to be competitive on delivery times and shipping costs depends on many factors, and their failure to successfully manage these factors and offer competitive shipping terms could negatively impact the demand for their products and our profit margins.

The sales and operating results of our businesses depend on their ability to attract new customers, retain existing customers and predict or respond to consumer preferences.    In an effort to attract and retain customers, these businesses engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources.  For example, QVC and Cornerstone have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in connection with the growth and maintenance of their brands generally, as well as in the continuing efforts of their businesses to increasingly engage customers through online digital marketing. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, costs associated with the production and distribution of television programming (in the case of QVC), paper and printing costs for catalogs (in the case of Cornerstone) and costs associated with digital marketing, including marketing on third-party platforms such as Google and Facebook, have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue. These companies also continuously develop new retail concepts and adjust their product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse effect on the businesses of these subsidiaries and business affiliates. Consumer spending may be affected by many factors outside of their control, including competition from store-based retailers, mail-order and third-party Internet companies, consumer confidence and preferences, and general economic conditions.

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

The failure of our subsidiary QVC to maintain suitable placement for its programming or to adapt to changes in consumer behavior driven by online video distribution platforms for viewing content could adversely affect its ability to attract and retain television viewers and could result in a decrease in revenue. QVC is dependent upon the continued ability of its programming to compete for viewers. Effectively competing for television viewers is dependent, in substantial part, on its ability to negotiate and maintain placement of its programming at a favorable channel position, such as in a basic tier or within a general entertainment or general broadcasting tier. Less favorable channel position for QVC’s programming, such as placement adjacent to programming that does not complement its programming, a position next to its televised home shopping competitors or isolation in a "shopping" tier could adversely affect QVC’s ability to attract television viewers to its programming. In addition, if QVC’s programming is carried exclusively by a distributor on a digital programming tier, QVC may experience a reduction in revenue to the extent that the digital programming tier has less television viewer penetration than the basic or expanded basic programming tier. QVC may experience a further reduction in revenue due to increased television viewing audience fragmentation to the extent that not all television sets within a digital cable home are equipped to receive television programming in a digital format.

Changes in consumer behavior driven by online video distribution platforms for viewing content may have an adverse impact on QVC’s business.  Distribution platforms for viewing content over the internet have been, and will likely continue to be, developed that further increase the competition for viewers of programming. These distribution platforms are driving changes in consumer behavior as consumers seek more control over when, where and how they consume content.

Consumers are increasingly turning to online sources for viewing content, which has and likely will continue to reduce the number of viewers of our television programming. Although QVC has attempted to adapt its offerings to changing consumer behaviors, virtual multichannel video providers, online video distributors and programming networks providing their content directly to consumers over the internet rather than through traditional television services continue to emerge, gain consumer acceptance and disrupt traditional television distribution services, which QVC relies on for the distribution of its television programming.

An increasing number of companies offering streaming services, including some with exclusive high-quality original video programming, as well as programming networks offering content directly to consumers over the internet, have increased the number of entertainment choices available to consumers, which has intensified audience fragmentation. The increase in entertainment choices adversely affects the viewership of our programming. Additionally, time-shifting technologies, such as video on demand services and DVR and cloud-based recording services, could adversely affect QVC’s ability to attract television viewers to its programming.

QVC’s future success will depend, in part, on its ability to anticipate and adapt to technological changes and to offer elements of its programming via new technologies in a cost-effective manner that meet customer demands and evolving industry standards. QVC’s failure to effectively anticipate or adapt to emerging technologies or competitors or changes in consumer behavior, including among younger consumers, could have an adverse effect on QVC’s competitive position, businesses and results of operations.

Any continued or permanent inability of QVC to transmit its programming via satellite would result in lost revenue and could result in lost customers. The success of our subsidiary QVC is dependent upon its continued ability to transmit its programming to television providers from its satellite uplink facilities, and for QVC’s distributors to continue to receive its programming at its satellite earth station downlink facilities. These transmissions are subject to FCC regulation and compliance in the U.S. and foreign regulatory requirements in QVC’s international operations. In most cases, QVC has entered into long-term satellite transponder leases to provide for continued carriage of its programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying its programming.  Although QVC believes that it takes reasonable and customary measures to ensure continued satellite transmission capability and believes that these international transponder service agreements can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if QVC is not able to successfully negotiate renewals or replacements of any of its expiring transponder service agreements in the future.

In order to free up additional spectrum for the provision of next generation commercial wireless broadband services, commonly referred to as 5G, the FCC has commenced and is in the process of completing, a rulemaking proceeding that is expected to reallocate for 5G a portion of the 500 MHz in the 3.7 to 4.2 GHz (“C-Band”) spectrum, which is currently used for the delivery of QVC’s programming to its distributors’ satellite earth stations.  Currently, there is no immediately available, ubiquitous alternative to C-Band delivery of QVC’s programming, particularly outside of its major markets.  Depending on the parameters for the reallocation adopted by the FCC, there could be an impact on our ability to deliver QVC’s programming reliably and without interruption to its distributors.  QVC is actively looking at alternatives to C-Band distribution to mitigate the risks posed to its operations from the C-Band reallocation proceeding, but QVC can give no assurance that these alternatives will adequately mitigate such risks.

System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiary QVC and our other online commerce and catalog businesses may adversely affect their ability to, as applicable, operate their businesses, transmit their television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. The success of our subsidiaries and business affiliates depends, in part, on their ability to maintain the integrity of their transmissions, systems and infrastructures, including the transmission of television programs (in the case of QVC), as well as their websites, information and related systems, call centers and fulfillment facilities. These subsidiaries and business affiliates may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent them from transmitting their signals or efficiently providing services or fulfilling orders, as the case may be. QVC is in the process of implementing new technology systems and upgrading others. The failure to properly implement new systems or delays in implementing new systems could impair the ability of our subsidiaries and business affiliates to provide services and content, fulfill orders and/or process transactions. Each of QVC and Cornerstone also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of its respective signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in its signal transmissions, systems and infrastructures, or any deterioration in the performance of these transmissions, systems and infrastructures, could impair its ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause transmission or system interruption, delays and loss of critical data, and could prevent our subsidiaries and business affiliates from providing services, fulfilling orders and/or processing transactions. While our subsidiaries and business affiliates have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all possible risks. In addition, some of our subsidiaries and business affiliates may not have adequate insurance coverage to compensate for losses from a major interruption.

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights. In the processing of consumer transactions and managing their employees, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance.  For example, the European Court of Justice in 2015 invalidated the U.S.-E.U. Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The E.U.-U.S. Privacy Shield, which replaced the U.S.-E.U. Safe Harbor Framework, became fully operational on August 1, 2016, but is the subject of litigation. In addition, Standard Contractual Clauses - another key mechanism to allow data transfers between the U.S. and the E.U. - are also subject to litigation over whether Standard Contractual Clauses can be used for transferring personal data from the E.U. to the U.S. The Court of Justice of the European Union is expected to rule on the challenges to the EU-U.S. Privacy Shield and Standard Contractual Clauses in 2020.   Further, the General Data Protection Regulation, which became effective on May

25, 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. The European Commission is continuing to consider whether to propose new regulations regarding privacy and electronic communications that would complement the GDPR, including additional regulation of the Internet tracking tools known as “cookies.” In the absence of such new regulations, European data regulators are indicating their intent to take greater enforcement efforts with respect to the use of cookies. The “Brexit” withdrawal of the United Kingdom (UK) from the E.U. may cause transfers of personal data from the E.U. to the UK to be subject to increased regulations that would impede the continued sharing of E.U. personal data with the UK. California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA took effect on January 1, 2020. The California Attorney General is drafting implementing regulations and guidance regarding the law. Other states in the U.S. are also separately proposing laws to regulate privacy and security of personal data.  QVC’s, Cornerstone’s and Zulily’s failure, and/or the failure by the various third party vendors and service providers with which QVC, Cornerstone and Zulily do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage QVC’s, Cornerstone’s and Zulily’s reputations and the reputation of their third party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect QVC’s, Cornerstone’s and Zulily’s business, financial condition and results of operations and, as a result, our company. In addition, we, our subsidiaries or our business affiliates may not have adequate insurance coverage to compensate for losses.

Our businesses are subject to security risks, including security breaches and identity theft. Through their operations, sales, marketing activities, and use of third-party information, our businesses collect and store certain non-public personal information that customers provide to purchase products, enroll in promotional programs, register on websites, or otherwise communicate to them. This may include phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. Our businesses gather and retain information about employees in the normal course of business. Our businesses may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of their business. In addition, our businesses’ online operations depend upon the transmission of confidential information over the Internet, such as information permitting cashless payments. Unauthorized parties may attempt to gain access to our businesses’ or our businesses’ vendors’ systems by, among other things, hacking into our businesses’ systems or those of our businesses’ partners or vendors, through fraud or other means of deceiving our businesses’ employees, partners or vendors, burglaries, errors by our or our vendors’ employees, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in persons obtaining unauthorized access to our businesses’ data. The techniques used to gain such access to our businesses’ or our businesses’ vendors’ information technology systems, our businesses’ data or customers’ data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Our businesses have implemented systems and processes intended to secure their information technology systems and prevent unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cyber attacks, system compromises or misuses of data. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. Any penetration of network security or other misappropriation or misuse of customer, employee or other personal information, whether at our businesses’ or any of our businesses’ vendors, could cause interruptions in the operations of our businesses and subject them to increased costs, fines, litigation, regulatory actions and other liabilities. Security breaches could also significantly damage their reputation with their customers and third parties with whom they do business, which could result in lost sales and customer and vendor attrition. Our businesses continue to invest in new and emerging technology and other solutions to protect their retail commerce websites, mobile commerce applications and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. If our businesses are unable to maintain the security of their retail commerce websites and mobile commerce applications, they could suffer loss of sales, reductions in traffic, diversion of management attention, and deterioration of their competitive position and incur liability for any damage to customers whose personal information is unlawfully obtained and used. Our businesses may be required to expend significant additional capital and other resources to protect against and remedy any potential or existing security breaches and their consequences, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. Our businesses also face similar risks associated with security breaches affecting third parties with which they are affiliated or otherwise conduct business. The loss of confidence in our online commerce businesses resulting from any such security breaches or identity theft could adversely affect the business, financial condition and results of operations of our online commerce businesses and, as a result, our company.

Certain of our subsidiaries and business affiliates may fail to adequately protect their intellectual property rights or may be accused of infringing intellectual property rights of third parties. Our subsidiaries and business affiliates regard their respective intellectual property rights, including service marks, tradenames and domain names, copyrights (including their programming and their websites), trade secrets and similar intellectual property, as critical to their success. These businesses also rely heavily upon software codes, informational databases and other components that make up their products and services. From time to time, these businesses are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the tradenames, patents, copyrights and other intellectual property rights of third parties. In addition, litigation may be necessary to enforce the intellectual property rights of these businesses, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect the business, financial condition and results of operations of these businesses and in turn our financial condition and results of operations. The failure of these businesses to protect their intellectual property rights, particularly their proprietary brands, in a meaningful manner or third party challenges to related contractual rights could result in erosion of brand names and limit the ability of these businesses to control marketing on or through the Internet using their various domain names, which could adversely affect the business, financial condition and results of operations of these businesses, as well as the financial condition and results of operations of our company.

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

Our subsidiaries offer their installment payment option on most of their merchandise and, in certain circumstances offer it as the default payment option. The failure of our subsidiaries QVC U.S., QVC International, HSN and Zulily to effectively manage the Easy-Pay, Flexpay, Smart-Pay and revolving credit card programs as applicable, could negatively impact our results of operations. QVC offers an installment payment option in all of its markets other than Japan, which is available on certain merchandise it sells. This installment payment option is called “Easy-Pay” at QVC-U.S. and in the U.K., “Q-Pay” in Germany and Italy, and “Flex-Pay” at HSN. QVC’s installment payment option is currently offered on most of its merchandise and for QVC U.S. website and mobile sales and QVC U.K. mobile sales, is set as the default payment option on all products on which it is offered. Full payment for merchandise at the time of sale would require the customer to affirmatively change to that option. QVC’s installment payment option, when offered, allows customers to pay for certain merchandise in multiple interest-free monthly installments. When the installment payment option is offered by QVC U.S. and QVC International and elected by the customer (or if the customer inadvertently purchases merchandise using the installment payment option because it was the default payment option), the first installment is typically billed to the customer’s credit or debit card upon shipment. Generally, the customer’s credit or debit card is subsequently billed in additional monthly installments until the total purchase price of the products has been billed. QVC U.S. and QVC International cannot predict whether customers will pay their installments when due or at all, regardless of whether the customer would have preferred to pay in one lump-sum but did not opt out of the installment payment option. Accordingly, QVC maintains an allowance for customer bad debts arising from these late and unpaid installments. This provision for customer bad debts is provided as a percentage of accounts receivable based on QVC’s historical experience in the period of sale and is included within selling, general and administrative expense. To the extent that customers elect installment payment options at greater rates, or to the extent the number of customers failing to opt out of the default installment payment option increases, QVC would be required to maintain a greater allowance for customer bad debt and to the extent that installment payment option losses exceed historical levels, our and QVC’s results of operations may be negatively impacted.

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

Federal and state rules and regulations governing various consumer lending practices apply in the jurisdictions where we operate.  Although we do not charge interest or impose finance charges as part of our installment payment option, changes in how these rules are interpreted and applied could result in changes to our installment program, and failure to comply with these rules and regulations could result in the imposition of fines and penalties, any of which could have an adverse effect on our results of operations.

In addition, QVC U.S., HSN and Zulily have agreements with a large consumer financial institution (the “Bank”) pursuant to which the Bank provides revolving credit directly to U.S. customers for the sole purpose of purchasing merchandise from QVC U.S., HSN and Zulily with a branded credit card (For QVC U.S. the “Q Card”, for HSN the “HSN Credit Card” and for Zulily the “Zulily Credit Card”). QVC U.S., HSN and Zulily receive a portion of the net economics of the respective credit card programs. We cannot predict the extent to which QVC U.S., HSN and Zulily’s customers will use the Q Card, the HSN Credit Card, or the Zulily Credit Card nor the extent that they will make payments on their outstanding balances.

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

Certain of our subsidiaries and business affiliates have operations outside of the U.S. that are subject to numerous operational and financial risks. Certain of our subsidiaries and business affiliates have operations in countries other than the U.S. that are subject to the following risks inherent in international operations:

●	fluctuations in currency exchange rates;
●	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;
●	recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting overseas markets;
●	limited ability to repatriate funds to the U.S. at favorable tax rates;
●	potentially adverse tax consequences;
●	export and import restrictions, changes in tariffs, trade policies and trade relations;
●	increases in taxes and governmental royalties and fees;
●	the ability to obtain and maintain required licenses or certifications, such as for web services and electronic devices, that enable us to operate our businesses in foreign jurisdictions;
●	changes in foreign and U.S. laws, regulations and policies that govern operations of foreign-based companies;
●	changes to general consumer protection laws and regulations;
●	difficulties in staffing and managing international operations as a result of distance, language and cultural differences; and
●	threatened and actual terrorist attacks, political unrest in international markets and ongoing military action around the world that may result in disruptions of service that are critical to QVC’s international businesses.

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

Significant developments stemming from the negotiation of trade agreements or the Brexit vote could have a material adverse effect on our businesses. The President of the U.S. has expressed apprehension towards trade agreements, such as the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from certain trade agreements. He has also advocated for and imposed tariffs on certain goods imported into the U.S., particularly from China and Europe. On January 23, 2017, the President of the U.S. signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. On October 1, 2018, the U.S., Mexico and Canada agreed to the terms of the United States-Mexico-Canada Agreement (the "USMCA"), a successor to the North American Free Trade Agreement ("NAFTA"), which will impact imports and exports among those countries. The countries agreed to a revised version of the USMCA on December 10, 2019. The USMCA has only been ratified by Mexico and the U.S. Once ratified by the legislature of Canada, the USMCA would be enacted and replace NAFTA. As of the date of this report, there is some uncertainty about whether the USMCA will be ratified by Canada, as well as the timing thereof, and the potential for further re-negotiation, or even termination, of NAFTA. Also, the USMCA could undergo further changes that lead to additional modifications of certain USMCA provisions before being passed into law. These and other proposed actions, if implemented, could adversely affect our businesses that sell imported products.

Additionally, the Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U. The U.K. formally left the E.U. on January 31, 2020. This has resulted in a transition period during which the E.U.-U.K. trade relationship will not change, and the U.K. will remain part of the E.U. Customs Union and Single Market, subject to all E.U. trade law.  During the transition period, the E.U. and the U.K. will negotiate their new economic and security relationship, including a new agreement on trade. The transition will last until December 31, 2020, which can be extended for up to two years if the E.U. and the U.K. agree to do so. However, at present, the U.K. government’s stated intention is not to seek or agree to an extension.  A “no deal” outcome on trade remains a possibility if the E.U. and the U.K. fail to conclude a new trade agreement before December 31, 2020 and the transition period is not extended. In that case, with effect from January 1, 2021, the basis for E.U.-U.K. trade would automatically default to World Trade Organization terms.

The potential impacts, if any, of the considerable uncertainty relating to Brexit or the resulting terms of the new economic and security relationship between the U.K. and the E.U. on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. QVC’s business could be affected with respect to these matters during this period of uncertainty, and perhaps longer depending on the resulting terms. In particular, QVC’s business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. which could result in shipping delays and the shortage of products sold by it.  Additionally, the U.K. economy and consumer demand in the U.K., including for QVC’s products, could be negatively impacted.  Further, various geopolitical forces related to Brexit may impact the global economy, the European economy and our businesses, including, for example, due to other E.U. member states where our businesses have operations proposing referendums to, or electing to, exit the E.U. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the E.U., may adversely affect our operating results.

Our businesses could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as their inability to monetize the resulting web traffic. The success of our online commerce businesses depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from various digital marketing channels that charge a fee. Third-party digital platforms, such as Google and Facebook, frequently update and change the logic that determines the placement and display of results of a user’s search, or advertiser content, such that the purchased or algorithmic placement of advertisements or links to the websites of our online commerce businesses can be negatively affected. If a major search engine or third-party digital platform changes its algorithms in a manner that negatively affects their paid advertisement distribution or unpaid search ranking, the business and financial performance of our online commerce businesses would be adversely affected, potentially to a material extent. Furthermore, the failure of our online commerce businesses to successfully manage their digital marketing strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if they were to replace free traffic with paid traffic. Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our online commerce businesses will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on their sites. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. No assurance can be given that the fees paid to third-party digital platforms will not exceed the revenue generated by their visitors. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results.

Our businesses may experience difficulty in the ongoing development, implementation and customer acceptance of applications for personal electronic devices, which could harm their business. Although our online commerce businesses have developed services and applications to address user and consumer interaction with website content on personal electronic devices, such as smartphones and tablets, the ways in which consumers use or rely on these personal electronic devices is continually changing. If the services or applications we develop in response to changes in consumer behavior are less effective or are not accepted by consumers, our online commerce businesses may experience difficulty attracting and retaining traffic and, in turn, advertisers, on these platforms. Any failure to attract and retain traffic on these personal electronic devices could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our online commerce businesses’ offerings for use on these alternative devices, and our online commerce businesses may need to devote significant resources to the creation, support, and maintenance of their services on such devices. To the extent that revenue generated from advertising placed on smartphone computing devices becomes increasingly more important to their businesses and they fail to adequately evolve and address this market, their business and financial performance could be negatively impacted.

Our subsidiary QVC has significant indebtedness, which could limit its flexibility to respond to current market conditions, restrict its business activities and adversely affect its financial condition.   As of December 31, 2019, QVC had total debt, other than its finance lease obligations, of $4,978 million, consisting of $3,873 million of secured indebtedness under its existing notes, and $1,105 million outstanding under its senior secured credit facility (excluding $130 million borrowed by Zulily under the $400 million tranche of the senior secured credit facility for which QVC and Zulily are jointly and severally liable but that QVC does not expect to repay on behalf of Zulily), in each case, secured by a first priority perfected lien on all shares of QVC’s capital stock, and an additional $2.4 billion of unused capacity under its senior secured credit facility (which was subsequently reduced to $1.7 billion upon the $700 million reduction of the revolving credit facility, effective February 4, 2020). In addition, QVC had $181 million of finance lease obligations and $218 million of operating lease liabilities. QVC may incur significant additional indebtedness in the future. If new indebtedness is added to QVC’s current debt levels, the related risks that it now faces could intensify. The indebtedness of QVC, combined with other financial obligations and contractual commitments, could among other things:

●	increase QVC’s vulnerability to general adverse economic and industry conditions;
●	require a substantial portion of QVC’s cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness;
●	limit QVC’s ability to use cash flow or obtain additional financing for future working capital, capital expenditures or other general corporate purposes, which reduces the funds available to it for operations and any future business opportunities;
●	limit flexibility in planning for, or reacting to, changes in its business and the markets in which it operates;
●	competitively disadvantage QVC compared with competitors that have less debt;
●	limit QVC’s ability to borrow additional funds or to borrow funds at rates or on other terms that it finds acceptable; and
●	expose QVC to the risk of increased interest rates because certain of QVC’s borrowings, including borrowings under its credit facility, are at variable interest rates.

In addition, it is possible that QVC may need to incur additional indebtedness in the future in the ordinary course of business. If new debt is added to its current debt levels, the risks described above could intensify. If QVC experiences adverse effects on its financial condition as a result of their indebtedness, our financial performance could be adversely affected as well.

QVC may need to refinance its indebtedness. Although QVC expects to refinance or otherwise repay its indebtedness, it may not be able to refinance its indebtedness on commercially reasonable terms or at all. The financial terms or covenants of any new credit facility, notes or other indebtedness may not be as favorable as those under its senior secured credit facility and its existing notes. QVC’s ability to complete a refinancing of its senior secured credit facility and its existing notes prior to their respective maturities will depend on its financial and operating performance, its credit rating with rating agencies, as well as a number of conditions beyond its control. For example, if disruptions in the financial markets were to exist at the time that it intended to refinance this indebtedness, it might be restricted in its ability to access the financial markets. If QVC is unable to refinance its indebtedness, its alternatives would include negotiating an extension of the maturities of its senior secured credit facility and its existing notes with the lenders and seeking or raising new equity capital. If QVC were unsuccessful, the lenders under its senior secured credit facility and the holders of its existing notes could demand repayment of the indebtedness owed to them on the relevant maturity date, which could adversely affect its and our financial condition.

Covenants in QVC’s debt agreements restrict its business in many ways. QVC’s senior secured credit facility and the indentures governing its notes contain various covenants that limit its ability and/or its restricted subsidiaries' ability to, among other things:

●	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;
●	pay dividends or make distributions or redeem or repurchase capital stock;
●	prepay, redeem or repurchase debt;
●	make loans, investments and capital expenditures;
●	enter into agreements that restrict distributions from its subsidiaries;
●	sell assets and capital stock of its subsidiaries;
●	enter into sale and leaseback transactions;
●	enter into certain transactions with affiliates;
●	consolidate or merge with or into, or sell substantially all of its assets to, another person; and
●	designate its subsidiaries as unrestricted subsidiaries.

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

We may fail to realize the potential benefits of the acquisition of HSN or those benefits may take longer to realize than expected.    We believe there are significant benefits and synergies that may be realized through leveraging the scale, vendor relationships, merchandizing expertise and customer base of QVC U.S. and HSN. However, the efforts to realize these benefits and synergies will be a complex process and may disrupt each company’s existing operations if not implemented in a timely and efficient manner. If the respective managements of Qurate Retail, QVC U.S. and HSN are unable to minimize the potential disruption to their respective businesses and operations during this period, we may not realize the anticipated benefits of the acquisition of HSN. Realizing these benefits may depend in part on the efficient coordination and alignment of various functions, including marketing, merchandising, buying expertise, customer acquisition and the integration of certain administrative functions, while maintaining adequate focus on QVC U.S.’s and HSN’s core businesses. QVC U.S., HSN and Zulily engage in transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives, fulfillment integration and business advisory services with the expectation that these transactions will result in various synergies including, among other things, enhanced revenues, procurement cost savings and operating efficiencies, innovation and sharing of best practices. However, they may not realize these anticipated benefits. We currently anticipate that these efforts will continue for the foreseeable future.

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

We have overlapping directors and officers with Liberty Media Corporation (“LMC”), Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”), Liberty Broadband, and GCI Liberty, which may lead to conflicting interests. As a result of certain transactions that occurred between 2011 and 2018 that resulted in the separate corporate existence of our company, LMC, TripAdvisor Holdings, Liberty Broadband and GCI Liberty, most of the executive officers of Qurate Retail also serve as executive officers of LMC, TripAdvisor Holdings, Liberty Broadband and GCI Liberty and there are overlapping directors. Other than GCI Liberty’s current ownership of shares of Liberty Broadband’s non-voting Series C common stock, none of the foregoing companies has any ownership interest in any of the others. Our executive officers and the members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at LMC, TripAdvisor Holdings, Liberty Broadband or GCI Liberty have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. For example, there may be the potential for a conflict of interest when our company, LMC, TripAdvisor Holdings, Liberty Broadband or GCI Liberty looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of our company's directors and officers own LMC, TripAdvisor Holdings, Liberty Broadband and/or GCI Liberty stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, LMC, TripAdvisor Holdings, Liberty Broadband and/or GCI Liberty. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, TripAdvisor Holdings and GCI Liberty has renounced its rights to certain business opportunities and their respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including LMC, TripAdvisor Holdings, Liberty Broadband and GCI Liberty) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with LMC, TripAdvisor Holdings, Liberty Broadband or GCI Liberty and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, LMC, TripAdvisor Holdings, Liberty Broadband or GCI Liberty or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.  As of December 31, 2019, our wholly-owned subsidiary LI  LLC had $2,238 million principal amount of publicly-traded debt outstanding. LI LLC is a holding company for all of our subsidiaries and investments. Our ability to meet the financial obligations of LI LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us or LI LLC depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including QVC’s credit facility and bond indentures. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor LI LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. See “We do not have the right to manage our business affiliates, which means we are not able to cause those affiliates to act in a manner that we deem desirable” above.

We have disposed of certain of the reference shares underlying the exchangeable debentures of LI LLC, which exposes us to liquidity risk.  LI LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $1,447 million as of December 31, 2019. Under the terms of these exchangeable debentures, the holders may elect to require LI LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which LI LLC may honor through delivery of reference shares, cash or a combination thereof. Also, LI LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends.  LI LLC has disposed of some of the reference shares underlying certain of these exchangeable debentures. For example, in connection with the Transactions, our company contributed its entire equity interest in Charter Communications, Inc. to GCI Liberty. Shares of Charter serve as the underlying reference shares for the 1.75% Exchangeable Debentures. Pursuant to a reorganization agreement and indemnification agreement entered into in connection with the Transactions, our company, LI LLC and GCI Liberty agreed to cooperate with, and reasonably assist each other with respect to, the commencement and consummation of one or more privately negotiated transactions with respect to the 1.75% Exchangeable Debentures within six months of the closing of the Transactions. In June 2018, Qurate Retail repurchased 417,759 of the 1.75% Exchangeable Debentures, and GCI Liberty made a payment under the indemnification agreement to Qurate Retail in the amount of $133 million. Following the initial six month period, the remaining indemnification from GCI Liberty to LI LLC for certain payments made to a holder of the 1.75% Exchangeable Debentures pertains to the holder’s ability to exercise its exchange right according to the terms of the 1.75% Exchangeable Debentures on or before October 5, 2023. However, we cannot give any assurance as to whether GCI Liberty will fulfill its indemnification obligations pursuant to the indemnification agreement.

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

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.  Certain provisions of our restated charter and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include:

●	authorizing a capital structure with multiple series of common stock, a Series B common stock that entitles the holders to ten votes per share, a Series A common stock that entitles the holder to one vote per share, and a Series C common stock that except as otherwise required by applicable law, entitles the holder to no voting rights;
●	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;
●	limiting who may call special meetings of stockholders;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;
●	establishing advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
●	requiring stockholder approval by holders of at least 66 2/3% of our aggregate voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our restated charter; and

●	the existence of authorized and unissued stock, including "blank check" preferred stock, which could be issued by our board of directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our company.

John C. Malone, a director of our company and our former Chairman of the Board, beneficially owns shares representing the power to direct approximately 41% of the aggregate voting power in our company, due to his beneficial ownership of approximately 94% of the outstanding shares of our Series B Qurate Retail common stock as of January 31, 2020.

We have identified a material weakness in our internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2019 due to a material weakness that was first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and continues to be unremediated in full. The identified material weakness that remained unremediated at December 31, 2019 relates to information technology general controls (“ITGCs”) in QVC’s Germany business. Specifically, the ITGCs were not consistently designed and operating effectively to ensure that access to certain financially significant applications and data, were adequately restricted to appropriate personnel. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

While the control deficiencies did not result in any identified misstatements, a reasonable possibility exists that a material misstatement to the annual or interim consolidated financial statements and disclosures will not be prevented or detected on a timely basis.

As further described in “Item 9A. Controls and Procedures,” we are taking the necessary steps to remediate the material weakness. However, as the reliability of the internal control process requires repeatable execution, the successful on-going remediation of this material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. Therefore, we cannot assure you that the remediation efforts will remain effective following their completion in the future or that additional or similar material weaknesses will not develop or be identified.

Implementing any further changes to our internal controls may distract our officers and employees and entail material costs to implement new processes and/or modify our existing processes. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters in Englewood, Colorado under a facilities agreement with LMC.  All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

QxH owns its corporate headquarters and operations center in West Chester, Pennsylvania which consists of office space and includes executive offices, video broadcast studios, showrooms, broadcast facilities and administrative offices. QxH owns call centers in San Antonio, Texas and Chesapeake, Virginia. QxH owns a multi-functional building in St. Petersburg, Florida. QxH owns distribution centers in Lancaster, Pennsylvania; Piney Flats, Tennessee; Suffolk, Virginia;

Rocky Mount, North Carolina; Florence, South Carolina; and Ontario, California and leases a distribution center in Bethlehem, Pennsylvania.

QVC International owns call centers in Bochum and Kassel, Germany; and Chiba-Shi, Japan. QVC International owns distribution centers in Chiba, Japan; and Hückelhoven, Germany.  Additionally, QVC International owns multi-functional buildings in Knowsley, United Kingdom; Chiba, Japan; Brugherio, Italy; and Dusseldorf, Germany, and leases a multi-functional building in London, U.K.

Zulily leases its corporate headquarters in Seattle, Washington, fulfillment centers in Lockbourne, Ohio, McCarran, Nevada, Bethlehem, Pennsylvania, and corporate offices in Gahanna, Ohio and Shenzhen, China.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Each series of the common stock of Qurate Retail, Inc. (formerly named Liberty Interactive Corporation, “Qurate Retail,” the “Company,” “we,” “us” and “our”) trades on the Nasdaq Global Select Market.  Our Series A and Series B QVC Group common stock traded on the Nasdaq Global Select Market under the symbols “QVCA” and “QVCB,” respectively. On May 23, 2018, the Company filed its restated certificate of incorporation, which (i) eliminated the tracking stock capitalization structure of the Company and (ii) reclassified each outstanding share of our Series A and Series B QVC Group common stock into one share of our Series A and Series B common stock, respectively.  Following the reclassification, our Series A and Series B common stock continued trading on the Nasdaq Global Select Market, but under the symbols “QRTEA” and “QRTEB.”  Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com. Although the reclassification resulted in stock name and related ticker symbol changes, historical information for our Series B QVC Group common stock refers to such stock herein as our Series B common stock.  The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2019 and 2018.  Although our Series B common stock is traded on the Nasdaq Global Select Market, an established public trading market does not exist for the stock, as it is not actively traded.

	Qurate Retail
	Series B (QRTEB)
	High	Low
2018
First quarter	$28.90	24.49
Second quarter	$25.46	20.32
Third quarter	$23.09	19.62
Fourth quarter	$24.24	18.47
2019
First quarter	$22.37	15.91
Second quarter	$17.50	11.62
Third quarter	$14.62	10.10
Fourth quarter	$10.62	7.84

Holders

As of January 31, 2020, there were 2,449 and 70 record holders of our Series A and Series B Qurate Retail common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

In May 2019, the board authorized the repurchase of $500 million of Series A or Series B Qurate Retail common stock. There were no repurchases of Series A or Series B Qurate Retail common stock during the three months ended December 31, 2019.  As of December 31, 2019, $497 million was available to be used for share repurchases of Series A or Series B Qurate Retail common stock under the Company’s share repurchase program.

34,535 shares of Series A Qurate Retail common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2019.

Item 6. Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years.  Certain prior period amounts have been reclassified for comparability with the current year presentation. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2019	2018	2017	2016	2015
	amounts in millions
Summary Balance Sheet Data:
Cash and cash equivalents	$673	653	903	825	2,449
Investments in available-for-sale securities and other cost investments	$76	96	2,363	1,922	1,353
Intangible assets not subject to amortization (1)	$9,744	10,912	11,011	9,354	9,485
Noncurrent assets of discontinued operations (2) (3)	$—	—	3,635	3,161	927
Total assets	$17,305	17,841	24,122	20,355	21,180
Long-term debt	$5,855	5,963	7,553	7,166	7,481
Deferred income tax liabilities	$1,716	1,925	2,500	3,354	3,217
Noncurrent liabilities of discontinued operations (2) (3)	$—	—	303	282	285
Total equity (1)	$4,972	5,744	10,083	6,861	6,875
Noncontrolling interest in equity of subsidiaries	$132	120	99	89	88

	Years ended December 31,
	2019		2018	2017	2016	2015
	amounts in millions,
	except per share amounts
Summary Statement of Operations Data:
Revenue		$13,458	14,070	10,404	10,647	9,989
Operating income (loss)		$184	1,324	1,043	968	1,116
Interest expense		$(374)	(381)	(355)	(363)	(360)
Share of earnings (losses) of affiliates, net		$(160)	(162)	(200)	(68)	(178)
Realized and unrealized gains (losses) on financial instruments, net		$(251)	76	145	414	114
Gains (losses) on transactions, net (1)		$(1)	1	410	9	110
Earnings (loss) from continuing operations (3) (4):
Qurate Retail common stock		$(405)	722	1,254	511	674
Liberty Ventures common stock		—	101	781	264	(43)
		$(405)	823	2,035	775	631
Basic earnings (loss) from continuing operations attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock		$(1.08)	1.46	2.71	0.99	1.35
Series A and Series B Liberty Ventures common stock (2) (3)	$	NA	1.17	14.34	5.54	(0.36)
Diluted earnings (loss) from continuing operations attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock		$(1.08)	1.45	2.70	0.98	1.33
Series A and Series B Liberty Ventures common stock (2) (3)	$	NA	1.16	14.17	5.49	(0.36)
(1)	On December 29, 2017, the Company acquired the remaining approximately 62% of HSN, Inc. (“HSN”) it did not already own in an all-stock transaction, making HSN a wholly-owned subsidiary. In conjunction with the application of acquisition accounting, the Company recorded a full step up in basis of HSN along with a gain between our historical basis and the fair value of our interest in HSN.
(2)	Qurate Retail’s split-off of its former wholly-owned subsidiary Liberty Expedia Holdings, Inc. (“Expedia Holdings”) was effected on November 4, 2016 as a split-off through the redemption of a portion of Qurate Retail’s Series A and Series B Liberty Ventures common stock for shares of Expedia Holdings. The consolidated financial statements of Qurate Retail have been prepared to reflect the Company’s interest in Expedia Group, Inc. as a discontinued operation for the years ended December 31, 2016 and 2015.
(3)	The GCI Liberty Split-Off (defined below) was effected on March 9, 2018. The split-off of Qurate Retail’s interest in Liberty Broadband (as defined below) had a major effect on Qurate Retail’s operations. Accordingly, Qurate Retail’s interest in Liberty Broadband is presented as a discontinued operation for the years ended December 31, 2018, 2017 and 2016.
(4)	Includes earnings (losses) from continuing operations attributable to the noncontrolling interests of $51 million, $48 million, $46 million, $39 million and $42 million for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

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

Overview

We own controlling and non-controlling interests in a broad range of video and online commerce companies. Our largest businesses and reportable segments are QxH (QVC U.S. and HSN) and QVC International. QVC (as defined below) markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries via highly engaging video-rich, interactive shopping experiences. On December 29, 2017, we acquired the approximately 62% of HSN we did not already own in an all-stock transaction (the “Merger”) making HSN a wholly-owned subsidiary. On December 31, 2018, Qurate Retail transferred our 100% ownership interest in HSN to QVC, Inc. through a transaction among entities under common control.  Following this transaction, Cornerstone (a former subsidiary of HSN) remains a subsidiary of Qurate Retail and is included in the “Corporate and other” reportable segment. On October 1, 2015 we acquired zulily, inc., now known as Zulily, LLC (“Zulily”), an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day. Zulily is a reportable segment.  References throughout this annual report to “QVC” refer to QVC, Inc., which includes HSN, QVC U.S. and QVC International.

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

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSN and QVC U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and leased a new fulfillment center in Bethlehem, Pennsylvania, that commenced in 2019 (see note 9 to the accompanying consolidated financial statements). Expenditures related to the QRG Initiatives are recorded as part of transaction related costs. Qurate Retail recorded transaction related costs of $41 million during the year ended December 31, 2018, which primarily related to severance as a result of the QRG Initiatives.  Also, as a result of changes in internal reporting from the QRG Initiatives, during the first quarter of 2019 the Company changed its reportable segments to combine HSN and QVC U.S. into one reportable segment called “QxH.”

Disposals

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

QVC intends to employ several strategies to achieve these objectives. Among these strategies are to (i) Curate special products at compelling values; (ii) Extend video reach and relevance; (iii) Reimagine daily digital discovery; (iv) Expand and engage our passionate community; and (v) Deliver joyful customer service. In addition, QVC is exploring opportunities to evolve the International operating model to pursue growth opportunities in a more leveraged way across markets.

Future net revenue growth will primarily depend on sales growth from e-commerce, mobile platforms and applications via streaming video, additions of new customers from households already receiving QVC’s broadcast programming, and increased spending from existing customers. Future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC’s programming services; (ii) QVC’s ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and internet video services; (iv) QVC’s ability to source new and compelling products; and (v) general economic conditions.

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

The Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U. The U.K. formally left the E.U. on January 31, 2020. This has resulted in a transition period during which the E.U.-U.K. trade relationship will not change, and the UK will remain part of the E.U. Customs Union and Single Market, subject to all E.U. trade law.  During the transition period, the E.U. and the U.K. will negotiate their new economic and security relationship, including a new agreement on trade. The transition will last until December 31, 2020, which can be extended for up to two years if the E.U. and the U.K. agree to do so. However, at present, the U.K. government’s stated intention is not to seek or agree to an extension.  A “no deal” outcome on trade remains a possibility if the E.U. and the U.K. fail to conclude a new trade agreement before December 31, 2020 and the transition period is not extended. In that case, with effect from January 1, 2021, the basis for E.U.-U.K. trade would automatically default to World Trade Organization terms. The potential impacts, if any, of the considerable uncertainty relating to Brexit or the resulting terms of the new economic and security relationship between the U.K. and the E.U. on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. QVC’s business could be affected with respect to these matters during this period of uncertainty, and perhaps longer, depending on the resulting terms. In particular, its business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. which could result in shipping delays and the shortage of products sold by QVC. Additionally, the U.K. economy and consumer demand in the U.K., including for QVC’s products, could be negatively impacted. Further, various geopolitical forces related to Brexit may impact the global economy, the European economy and QVC’s business, including, for example, due to other E.U. member states where QVC has operations proposing referendums to, or electing to, exit the E.U. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the E.U., may adversely affect QVC’s operating results.

The President of the U.S. has expressed apprehension towards trade agreements, such as the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from certain trade agreements. He has advocated for and imposed tariffs on certain goods imported into the U.S., particularly from China. In response to these new U.S. tariffs, some foreign governments, including China, have instituted or are considering instituting tariffs on certain U.S. goods. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries. Like many other multinational corporations, QVC does a significant amount of business that could be impacted by changes to U.S. and international trade policies (including governmental action related to tariffs and trade agreements). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, QVC’s industry and the global demand for its products and, as a result, could have a material adverse effect on QVC’s business, financial condition and results of operations.

On January 23, 2017, the President of the U.S. signed a presidential memorandum to withdraw the U.S. from the Trans- Pacific Partnership. On October 1, 2018, the U.S., Mexico and Canada agreed to the terms of the United States-

Mexico- Canada Agreement (the "USMCA"), a successor to the North American Free Trade Agreement ("NAFTA"), which will impact imports and exports among those countries. The countries agreed to a revised version of the USMCA on December 10, 2019.  The USMCA has only been ratified by Mexico and the U.S. Once ratified by the legislature of Canada, the USMCA would be enacted and replace NAFTA. As of the date of this report, there is some uncertainty about whether the USMCA will be ratified by Canada, as well as the timing thereof, and the potential for further re-negotiation, or even termination, of NAFTA. Further, the USMCA could undergo changes that lead to further modifications of certain USMCA provisions before being passed into law. These and other proposed actions, if implemented, could adversely affect our subsidiaries because they sell imported products.

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

Operating Results

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Revenue
QxH	$8,277	8,544	6,140
QVC International	2,709	2,738	2,631
Zulily	1,571	1,817	1,613
Corporate and other	901	973	23
Inter-segment eliminations	—	(2)	(3)
Consolidated Qurate Retail	$13,458	14,070	10,404

Former QVC Group	NA	(a)	10,381
Former Ventures Group	NA	(a)	23

Operating Income (Loss)
QxH	$973	1,161	956
QVC International	354	351	353
Zulily	(1,091)	(95)	(129)
Corporate and other	(52)	(93)	(137)
Consolidated Qurate Retail	$184	1,324	1,043

Former QVC Group
Former Ventures Group	NA	(a)	1,100
	NA	(a)	(57)

Adjusted OIBDA
QxH	$1,536	1,630	1,455
QVC International	446	429	451
Zulily	48	108	91
Corporate and other	(1)	(13)	(47)
Consolidated Qurate Retail	$2,029	2,154	1,950

Former QVC Group	NA	(a)	1,977
Former Ventures Group	NA	(a)	(27)
(a)	Due to the GCI Liberty Split-Off, including the redemption of outstanding shares of Liberty Ventures common stock, the Ventures Group and the QVC Group tracking stock structure no longer exists as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1, 2018 through March 9, 2018. Attributed to the Ventures Group was revenue of $3 million, operating loss of $8 million, and an Adjusted OIBDA loss of $5 million for the year ended December 31, 2018.

Revenue.    Our consolidated revenue decreased 4.3% and increased 35.2% for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods.

QxH, Zulily and QVC International revenue decreased $267 million, $246 million and $29 million, respectively, during the year ended December 31, 2019, as compared to the same period in the prior year. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Corporate and other revenue decreased $72 million for the year ended December 31, 2019, as compared to the corresponding period in the prior year due to a decrease in Cornerstone revenue of $70 million due to the shutdown of one of the home brands in Cornerstone’s portfolio during the fourth quarter of 2018.

QxH, Zulily and QVC International revenue increased $2,404 million, $204 million and $107 million during the year ended December 31, 2018 compared to the same period in the prior year. The QxH increase in 2018 was primarily related to the acquisition of HSN, as no HSN revenue was included in 2017 results due to the timing of the acquisition.  See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Corporate and other revenue increased $950 million for the year ended December 31, 2018, as compared to the corresponding prior year period due to the acquisition of Cornerstone which had revenue of $970 million for the year ended December 31, 2018, partially offset by a decrease in revenue due to the disposition of Evite in the GCI Liberty Split-Off ($21 million).

Operating income (loss).    Our consolidated operating income decreased $1,140 million and increased $281 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods.

Zulily operating losses increased $996 million for the year ended December 31, 2019, as compared to the corresponding prior year period, primarily due to the impairment of intangible assets at Zulily during the third quarter of 2019. QxH and QVC International operating income decreased $188 million and increased $3 million, respectively, for the year ended December 31, 2019, compared to the same period in the prior year. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Operating losses for Corporate and other improved $41 million for the year ended December 31, 2019, as compared to the corresponding period in the prior year, due to a reduction in operating losses at Cornerstone as a result of the shutdown of one of the home brands in Cornerstone’s portfolio during the fourth quarter of 2018, along with the elimination of corporate costs at the Liberty Ventures Group due to the GCI Liberty Split-Off in 2018.

QxH and QVC International operating income increased $205 million and decreased $2 million, respectively, for the year ended December 31, 2018, as compared to the corresponding prior year period. Zulily operating losses improved $34 million for the year ended December 31, 2018, as compared to the corresponding prior year period.  See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Operating losses for Corporate and other improved $44 million for the year ended December 31, 2018, as compared to the corresponding prior year period, primarily due to the elimination of corporate costs at the Liberty Ventures Group due to the GCI Liberty Split-Off in the first quarter of 2018 and a decrease in stock compensation expense, partially offset by an increase in purchase accounting amortization at Cornerstone in 2018.

Adjusted OIBDA.    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, transaction related costs (including restructuring, integration, and advisory fees) and impairments. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA.

	Year ended
	December 31,
	2019	2018	2017
	amounts in millions
Operating income (loss)	$184	1,324	1,043
Depreciation and amortization	606	637	725
Stock-based compensation	71	88	123
Impairment of intangible assets	1,167	33	—
Transaction related costs	1	72	59
Adjusted OIBDA	$2,029	2,154	1,950

Consolidated Adjusted OIBDA decreased $125 million and increased $204 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods.

QxH and Zulily Adjusted OIBDA decreased $94 million and $60 million for the year ended December 31, 2019, respectively, as compared to the corresponding prior year period. QVC International Adjusted OIBDA increased $17 million for the year ended December 31, 2019, as compared to the corresponding prior year period, primarily due to the closure of QVC’s operations in France in March of 2019. Adjusted OIBDA losses related to QVC France were $6 million and $32 million for the years ended December 31, 2019 and 2018, respectively. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.  Corporate and other Adjusted OIBDA increased $12 million for the year ended December 31, 2019, as compared to the corresponding period in the prior year due to higher Adjusted OIBDA at Cornerstone due to the impacts of the shutdown of one of the home brands in Cornerstone’s portfolio discussed above and improved performance in the businesses’ home segment, and the elimination of corporate costs at the Liberty Ventures Group due to the GCI Liberty Split-Off.

QxH and Zulily Adjusted OIBDA increased $175 million and $17 million, respectively, for the year ended December 31, 2018, as compared to the same period in the prior year.  The QxH increase in 2018 was primarily related to HSN which had Adjusted OIBDA of $213 million for the year ended December 31, 2018, and no Adjusted OIBDA for the year ended December 31, 2017 due to the timing of the acquisition. QVC International Adjusted OIBDA decreased $22 million for the year ended December 31, 2018, as compared to the same period in the prior year.  See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Corporate and other Adjusted OIBDA increased $34 million for the year ended December 31, 2018, as compared to the corresponding period in the prior year, primarily due to the acquisition of Cornerstone as well as fewer corporate costs compared to the prior year.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2019	2018	2017
	amounts in millions

Interest expense	$(374)	(381)	(355)
Share of earnings (losses) of affiliate, net	(160)	(162)	(200)
Realized and unrealized gains (losses) on financial instruments, net	(251)	76	145
Gains (losses) on transactions, net	(1)	1	410
Tax sharing income (expense) with GCI Liberty, Inc.	(26)	32	—
Other, net	6	(7)	7
Other income (expense)	$(806)	(441)	7

Former QVC Group	NA	(a)	151
Former Ventures Group	NA	(a)	(144)

(a)	Due to the GCI Liberty Split-Off, the Ventures Group and the QVC Group tracking stocks no longer exist as of March 9, 2018, however amounts were attributed to the Ventures Group and the QVC Group from January 1, 2018 through March 9, 2018. Attributed to the Ventures Group was other income of $120 million for the year ended December 31, 2018 primarily related to mark-to-market adjustments on the investments in Charter and ILG.

Interest expense.    Interest expense decreased $7 million and increased $26 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The decrease for the year ended December 31, 2019 is due to lower average debt balances during 2019 compared to the prior year as well as a reduction in the variable interest rate on QVC’s bank credit facilities compared to the prior year. The increase in interest expense for the year ended December 31, 2018 was due to the HSN bank credit facility that was not included during the year ended December 31, 2017, and higher average debt balances and higher average interest rates on variable rate debt at QVC.

Share of earnings (losses) of affiliates.    Share of losses of affiliates decreased $2 million and $38 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods.  The decrease in 2019 is due to the fact that the prior year included losses related to the Company’s former investment in FTD Companies, Inc. (“FTD”), partially offset by increased losses at the Company’s alternative energy solution entities due to continued investment in such ventures.  These entities typically operate at a loss and the Company records its share of such losses but have favorable tax attributes and credits, which are recorded in the Company’s tax accounts. The decrease in 2018 was due to fewer losses at FTD, partially offset by fewer earnings in 2018 due to the Company’s acquisition of HSN.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Equity securities	$(22)	155	434
Exchangeable senior debentures	(337)	(3)	(193)
Indemnification asset	123	(70)	—
Other financial instruments	(15)	(6)	(96)
	$(251)	76	145

The changes in these accounts are due primarily to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate. The decrease for the year ended December 31, 2019 as compared to the corresponding prior year period was primarily due to a decrease in the unrealized gain on the investment in Charter and the contribution of Charter shares to GCI Liberty in the GCI Liberty Split-Off, a decrease in unrealized gains on the investment in ILG due to the purchase of ILG by Marriott Vacations Worldwide during the third quarter of 2018 and subsequent sale of this investment, and an increase in unrealized losses on exchangeable debt, partially offset by an unrealized gain on the indemnification asset as a result of the GCI Liberty Split-Off. The decrease for the year ended December 31, 2018 as compared to the corresponding prior year period was primarily driven by a decrease in the unrealized gain on the investment in Charter and the contribution of Charter to GCI Liberty in the GCI Liberty Split-Off, a decrease in unrealized gains on the investment in ILG, and an unrealized loss on the indemnification asset as a result of the GCI Liberty Split-Off, partially offset by an increase in unrealized gains on exchangeable debt and derivative instruments.

Gains (losses) on transactions, net.   Gain on transactions, net, decreased $2 million and decreased $409 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods.  The decrease in gain on transactions, net for the year ended December 31, 2018 is due to the acquisition of HSN in 2017. In conjunction with the application of acquisition accounting, we recorded a full step up in basis of HSN along with a gain between our historical basis and the fair value of our interest in HSN in 2017.

Tax sharing income (expense) with GCI Liberty. Due to the GCI Liberty Split-Off, the Company entered into a tax sharing agreement with GCI Liberty.  As a result, the Company recognized tax sharing expense of $26 million and income of $32 million for the years ended December 31, 2019 and 2018, respectively.

Other, net. Other, net increased $13 million and decreased $14 million for the years ended December 31, 2019 and 2018, respectively, when compared to the corresponding prior year period.  The activity captured in Other, net is primarily attributable to gains (losses) on early extinguishment of debt, foreign exchange gains (losses) and interest income.

Income taxes.  The Company had an income tax benefit of $217 million, income tax expense of $60 million and income tax benefit of $985 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Our effective tax rate for the years ended December 31, 2019, 2018 and 2017 was 34.9%, 6.8% and 93.8% respectively. In 2019 the effective tax rate was higher than the U.S. federal tax of 21% primarily due to tax benefits from tax credits and incentives generated by our alternative energy investments and tax benefits from losses generated in 2019 that were eligible for carryback to tax years with federal income tax rates greater than the U.S. statutory tax rate of 21%, partially offset by a goodwill impairment that is not deductible for tax purposes and an increase in the valuation allowance against certain deferred tax assets.  In 2018 the effective tax rate was lower than the U.S. federal tax of 21% primarily due to tax benefits from tax credits and incentives generated by our alternative energy investments, a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from the GCI Liberty Split-Off in March 2018, and a reduction in the Company’s state effective tax rate used to measure deferred taxes resulting from a state law change during the second quarter.  In connection with the analysis of the impact of the Tax Cuts and Jobs Act (the “Tax Act”), as discussed in note 10 in the accompanying consolidated financial statements, the Company has recorded a discrete net tax benefit in the period ending December 31, 2017. This net benefit primarily consisted of a net benefit for the corporate rate reduction. In addition our tax rate was impacted by the consolidation of our equity method investment in HSN during the year ended December 31, 2017.

Net earnings (loss).    We had net losses of $405 million, and net earnings of $964 million and $2,487 million for the years ended December 31, 2019, 2018 and 2017, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2019 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, debt (including availability under QVC’s bank credit facilities, as discussed in note 8 of the accompanying consolidated financial statements) and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such as, in the case of QVC and Zulily, due to a requirement that a leverage ratio (calculated in accordance with the terms of the document governing such indebtedness which is an exhibit to this Annual Report on Form 10-K) of less than 3.5 must be maintained.

During the year, there were no changes to our corporate debt credit ratings or our consolidated subsidiaries' debt credit ratings. Qurate Retail and its subsidiaries are in compliance with their debt covenants as of December 31, 2019.

As of December 31, 2019, Qurate Retail's liquidity position consisted of the following:

Cash and cash
equivalents
amounts in millions
QVC	$561
Zulily	23
Corporate and other	89
Total Qurate Retail	$673

To the extent that the Company recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have $2.4 billion available for borrowing under the QVC Bank Credit Facility at December 31, 2019 (which was subsequently reduced to $1.7 billion upon the reduction of the revolving credit facility, effective February 4, 2020). As of December 31, 2019, QVC had approximately $280 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 66% of this foreign cash balance was that of QVC Japan. QVC owns 60% of QVC Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co, LTD.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Years ended December 31,
	2019	2018	2017
Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$1,284	1,273	1,490
Net cash provided (used) by investing activities	$(600)	47	(391)
Net cash provided (used) by financing activities	$(661)	(1,574)	(1,036)

During the year ended December 31, 2019, Qurate Retail's primary uses of cash were repurchases of Series A Qurate Retail common stock of $392 million, capital expenditures of $325 million, investments in and loans to cost and equity investments of $141 million, and net repayments of certain debt obligations of approximately $113 million.

The projected uses of Qurate Retail’s cash, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt, approximately $350 million for interest payments on outstanding debt, including corporate level and other subsidiary debt, anticipated capital improvement spending of approximately $320 million, the repayment of certain debt obligations, the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. The Company also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.

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

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt (1)	$7,348	11	523	2,609	4,205
Interest payments (2)	4,885	358	716	558	3,253
Finance and operating lease obligations	780	107	178	163	332
Purchase orders and other obligations (3)	2,469	2,357	68	28	16
Total	$15,482	2,833	1,485	3,358	7,806
(1)	Amounts are reflected in the table at the outstanding principal amount, assuming the debt instruments will remain outstanding until the stated maturity date, and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheets. Amounts do not assume additional borrowings or refinancings of existing debt.

(2)	Amounts (i) are based on our outstanding debt at December 31, 2019, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2019 rates and (iii) assume that our existing debt is repaid at maturity.
(3)	Amounts include open purchase orders for inventory and non-inventory purchases along with other contractual obligations.

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

Fair Value Measurements

Financial Instruments.  We record a number of assets and liabilities in our consolidated balance sheets at fair value on a recurring basis, including equity securities, financial instruments and our exchangeable senior debentures. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. We use quoted market prices, or Level 1 inputs, to value our Fair Value Option (as defined below) securities. As of December 31, 2019 and 2018, we had no Level 1 Fair Value Option securities.

Level 2 inputs, other than quoted market prices included within Level 1, are observable for the asset or liability, either directly or indirectly. We use quoted market prices to determine the fair value of our exchangeable senior debentures. However, these debentures are not traded on active markets as defined in GAAP, so these liabilities fall in Level 2. As of December 31, 2019, the principal amount and carrying value of our exchangeable debentures were $1,447 million and $1,557 million, respectively.

Level 3 inputs are unobservable inputs for an asset or liability. We currently have no Level 3 financial instrument assets or liabilities.

Non-Financial Instruments. Our non-financial instrument valuations are primarily comprised of our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets, such as tradenames and our evaluation of the recoverability of our other long-lived assets upon certain triggering events, and our determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations. If the carrying value of our long-lived assets exceeds their undiscounted cash flows, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statements of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.

As of December 31, 2019, the intangible assets not subject to amortization for each of our significant reportable segments were as follows:

	Goodwill	Tradenames	Total
	amounts in millions
QxH	$5,228	2,878	8,106
QVC International	859	—	859
Zulily	477	290	767
Corporate and other	12	—	12
	$6,576	3,168	9,744

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter of each year, or more frequently, if events or circumstances indicate impairment may have occurred. We utilize a qualitative assessment for determining whether a quantitative goodwill and other non-amortizable intangible asset impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. In 2019, an impairment of $440 million was recorded to Zulily’s goodwill. There were no goodwill impairments in 2018 and 2017.  In 2019 and 2018, impairments of $147 million and $30 million, respectively, were recorded to HSN’s tradenames. Also in 2019, an impairment of $580 million was recorded to Zulily’s tradename. There were no impairments of other intangible assets in 2017.  Based on the quantitative assessments performed during the third and fourth quarters of 2019 and the resulting impairment losses recorded, the estimated fair values of the Zulily and HSN tradenames and the Zulily reporting unit do not significantly exceed their carrying values as of December 31, 2019.

Retail Related Adjustments and Allowances. QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our consolidated statements of operations. For the years ended December 31, 2019, 2018 and 2017, sales returns represented 17.3%, 17.4% and 18.1% of QVC's gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding 12 months and historical experience with liquidated inventory. The change in the reserve is included in cost of retail sales in our consolidated statements of operations. As of December 31, 2019, QVC's inventory was $1,214 million, which was net of the obsolescence reserve of $145 million. As of December 31, 2018, inventory was $1,280 million, which was net of the obsolescence reserve of $143 million. QVC's allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as a provision for doubtful accounts in Selling, general, and administrative (“SG&A”) expenses in our consolidated statements of operations.  As of December 31, 2019, QVC's trade accounts receivable were $1,813 million, net of the allowance for doubtful accounts of $123 million. As of December 31, 2018, trade accounts receivable were $1,787 million, net of the allowance for doubtful accounts of $112 million. Each of these estimates requires management judgment and may not reflect actual results.

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

In the U.S., QVC’s televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC 2, QVC 3, HSN and HSN2. During the first quarter of 2019, QVC transitioned its Beauty iQ broadcast channel to QVC 3 and Beauty iQ content was moved to a digital only platform.  QxH programming is also available on its websites (QVC.com and HSN.com); applications via streaming video (Facebook Live, Roku, Apple TV and Amazon Fire); mobile applications; social pages and over-the-air broadcasters.

QVC’s digital platforms enable consumers to purchase goods offered on its broadcast programming, along with a wide assortment of products that are available only on QVC’s U.S. websites. These websites and QVC’s other digital platforms (including mobile applications, social pages, and others) are natural extensions of its business model, allowing customers to engage in its shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, QVC’s U.S. websites allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account.

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

QVC's operating results were as follows:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Net revenue	$10,986	11,282	8,771
Cost of sales	(7,148)	(7,248)	(5,598)
Operating expenses	(768)	(881)	(601)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(1,088)	(1,094)	(666)
Adjusted OIBDA	1,982	2,059	1,906
Impairment of intangible assets	(147)	(30)	—
Stock-based compensation	(39)	(46)	(39)
Depreciation and amortization	(468)	(411)	(519)
Transaction related costs	(1)	(60)	(39)
Operating income	$1,327	1,512	1,309

Net revenue was generated from the following geographical areas:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
QxH	$8,277	8,544	6,140
QVC International	2,709	2,738	2,631
	$10,986	11,282	8,771

QVC's consolidated net revenue decreased 2.6% and increased 28.6% for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior years. The 2019 decrease of $296 million in net revenue was primarily comprised of a 2.7% decrease in units sold, $69 million in unfavorable foreign exchange rates and a $41 million decrease in shipping and handling revenue across all markets, which was partially offset by a 1% increase in average selling price per unit ("ASP") driven by the international markets, and a $49 million decrease in estimated product returns, primarily driven by the decrease in sales volume at QxH.

For 2018, the $2,511 million increase in revenue was primarily due to the inclusion of $2,195 million of revenue from HSN in 2018. HSN's results were not included in net revenue during 2017. The remaining increase of $316 million in net revenue was primarily comprised of a 2.7% increase in units sold, $102 million due to the inclusion of Private Label Credit Card ("PLCC") income in the U.S. as a result of the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), $83 million in favorable foreign currency exchange rates and a $10 million increase in shipping and handling revenue. This was primarily offset by a 1.1% decrease in ASP and an increase of $35 million in estimated product returns. The changes in units sold, foreign exchange rates, ASP and estimated product returns are partially impacted by the change in the timing of revenue recognition as part of the adoption of ASC 606. The impact of this change was $21 million for the year ended December 31, 2018 in comparison to the year ended December 31, 2018 without the adoption of ASC 606.

During the years ended December 31, 2019 and 2018, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for QVC in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2019			Year ended December 31, 2018
	U.S. dollars	Foreign Currency Exchange Impact	Constant currency	U.S. dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(3.1)%	—%	(3.1)%	39.2%	—%	39.2%
QVC International	(1.1)%	(2.6)%	1.5%	4.1%	3.2%	0.9%

In 2019, the QxH net revenue decrease was primarily due to a 2.8% decrease in units shipped, a 0.5% decrease in ASP, and an $18 million decrease in shipping and handling revenue. This decrease was partially offset by a $65 million decrease in estimated product returns, primarily driven by the decrease in sales volume. QxH experienced shipped sales decline in all categories except electronics. The decrease in net shipping and handling revenue was a result of a decrease in shipping and handling revenue per unit from promotional offers. QVC International net revenue growth in constant currency was primarily due to a 5.1% increase in ASP, including increases in all markets. The increase was partially offset by a decrease of 2.5% in units shipped, primarily driven by Germany, the U.K., and Italy partially offset by increases in Japan, a $22 million decrease in shipping and handling revenue, primarily in the U.K. and a $16 million increase in estimated product returns across all markets. QVC International experienced shipped sales growth in constant currency in all categories except electronics and accessories.

In 2018, the QxH net revenue increase was primarily due to the inclusion of HSN’s revenue of $2,195 million in 2018 as a result of the common control transaction between QVC and Qurate Retail. The remaining QxH increase was driven by QVC U.S., which was a separate reportable segment prior to 2019, primarily due to a 3.8% increase in units shipped, $102 million due to the inclusion of PLCC income and a $14 million increase in shipping and handling revenue. This increase was offset by a 1.7% decrease in ASP and a $41 million increase in estimated product returns. QVC U.S. experienced shipped sales growth in all categories except jewelry and home. QVC International net revenue growth in constant currency was primarily due to a 0.9% increase in units shipped, driven by increases in the U.K. and Japan and a $6 million decrease in estimated product returns, driven by Japan. This was offset by a $4 million decrease in shipping and handling revenue and a slight decrease in ASP. QVC International experienced shipped sales growth in constant currency in all categories except electronics and accessories.

QVC's cost of sales as a percentage of net revenue was 65.1%, 64.2% and 63.8% for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in cost of goods sold as a percentage of revenue in 2019 is primarily due to an increase in product fulfillment costs related to a new fulfillment center in Bethlehem, Pennsylvania and higher freight costs at QxH. For 2018, the increase in cost of goods sold as a percentage of revenue is primarily due to the inclusion of HSN's financial results in 2018 in addition to higher warehouse and freight costs partially offset by the inclusion of PLCC income within net revenue, which was previously recorded as an offset to SG&A expenses.

Operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, and telecommunications expenses. Operating expenses decreased $113 million or 13% and increased $280 million or 47% for the years ended December 31, 2019 and 2018, respectively. The decrease in 2019 was primarily due to a $92 million decrease in commissions primarily at QxH, a $13 million decrease in personnel costs, primarily at QxH and to a lesser extent, Italy, Germany and Japan, and a $5 million decrease due to favorable exchange rates. The decrease in commissions is primarily due to new longer term television distribution rights agreements entered into at HSN, with similar terms to QVC’s television distribution agreements, which led to increased capitalization of television distribution rights agreements and favorable terms on commissions.  The increase in 2018 was primarily due to the inclusion of HSN operating expenses of $269 million in 2018 in addition to a $10 million increase in credit card fees primarily at QVC U.S. and $6 million due to unfavorable exchange rates, which was partially offset by a $2 million decrease in commissions primarily at QVC U.S., offset by increases in the U.K. and Japan and a $2 million decrease of telephone expenses primarily at QVC U.S.

SG&A expenses (excluding stock compensation and transaction related costs as defined below) include personnel, information technology, provision for doubtful accounts, production costs and marketing and advertising expense, and prior to the adoption of ASC 606 on December 1, 2018, credit card income. Such expenses decreased $6 million, and were 9.9% of net revenue for the year ended December 31, 2019 as compared to the prior year and increased $428 million and were 9.7% of net revenue for the year ended December 31, 2018 as compared to the prior year.

The decrease in 2019 was primarily due to a $43 million decrease in personnel costs primarily in QxH, France and the U.K. partially offset by increases in Japan, Germany and Italy, and an $11 million decrease due to favorable exchange rates. The decreases were partially offset by a $22 million increase in outside services, primarily at QxH and Japan, partially offset by a decrease in Germany, a $12 million increase in bad debt expense, and a $16 million increase in online marketing expenses primarily in QxH. The decrease in personnel costs is due to a decrease in wages at QxH as a result of the QRG Initiatives, a decrease in bonus compensation across all markets except for Japan, the termination of a retirement health plan and the closure of QVC’s operations in France, partially offset by higher severance across all markets. The increase in bad debt expense for the year ended December 31, 2019 is primarily due to increased Easy Pay usage and the number of installments taken at QxH.

The increase in 2018 was primarily related to the inclusion of $254 million of HSN's SG&A expenses as well as the reclassification of PLCC income, attributing $105 million as a result of the adoption of ASC 606, which was previously recorded as an offset to SG&A expenses for the year ended December 31, 2017. Additionally, there was a $29 million increase in outside services across all markets, a $21 million increase in bad debt expense primarily at QVC U.S. and to a lesser extent, Japan, a $14 million increase in marketing expenses primarily at QVC U.S. and a $12 million increase due to unfavorable exchange rates. The increase in bad debt expense is due to favorability in default rates from prior periods, mostly related to the Easy-Pay program at QVC U.S. during the year ended December 31, 2017. These increases were partially offset by an $8 million decrease in personnel costs primarily at QVC U.S. and Germany.

QVC recorded impairment losses of $147 million and $30 million for the years ended December 31, 2019 and 2018 related to the decrease in the fair value of the HSN indefinite-lived tradename as a result of the quantitative assessment that was performed by the Company in each of those years (see note 7 to the accompanying consolidated financial statements). There was no impairment loss recorded by QVC for the year ended December 31, 2017.

QVC recorded $1 million, $60 million and $39 million of transaction related costs for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in transaction related costs in 2018 is primarily related to severance payments related to the future closure of QVC's Lancaster, PA fulfillment center and other initiatives to better position its QxH operations as well as the closure of operations in France. The transaction related costs that were incurred in 2017 were primarily attributed to severance at HSN and other integration and advisory costs.

Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $39 million, $46 million and $39 million of stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively.  The decrease in 2019 is primarily due to forfeitures of non-vested options from terminated individuals. The increase in 2018 is primarily due to transfers of certain Zulily employees to QVC.

Depreciation and amortization consisted of the following:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Affiliate agreements	$2	2	97
Customer relationships	49	50	113
Other	15	15	—
Acquisition related amortization	66	67	210
Property and equipment	186	174	155
Software amortization	85	95	93
Channel placement amortization and related expenses	131	75	61
Total depreciation and amortization	$468	411	519

For the year ended December 31, 2019, channel placement amortization expense increased primarily due to new television distribution contracts entered into at HSN and software amortization decreased due to the end of useful lives of certain software additions. For the year ended December 31, 2018, acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of Qurate Retail's acquisition of QVC in 2003. Property and equipment depreciation, software and channel placement amortization increased in 2018 due to the inclusion of HSN's depreciation and amortization.

Zulily

Zulily's operating results for the last three years were as follows:

	Years ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	amounts in millions
Net revenue	$1,571	1,817	1,613
Cost of sales	(1,179)	(1,346)	(1,195)
Operating expenses	(42)	(50)	(47)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(302)	(313)	(280)
Adjusted OIBDA	48	108	91
Stock-based compensation	(15)	(17)	(18)
Depreciation and amortization	(104)	(186)	(202)
Impairment of intangible assets	(1,020)	—	—
Operating income (loss)	$(1,091)	(95)	(129)

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

Zulily's consolidated net revenue decreased 13.5% and increased 12.6% for the years ended December 31, 2019 and December 31, 2018, respectively, as compared to the corresponding prior years. The decrease in net revenue for the year ended December 31, 2019 was primarily attributed to a 14.2% decrease in demand.  The increase in net revenue for the year ended December 31, 2018 was primarily attributed to a 14.4% increase in orders placed partially offset by a 1.5% decrease in average order value year over year. The increase in orders placed was driven by a 13.8% increase in active customers.

Zulily's cost of sales as a percentage of net revenue was 75.0%, 74.1% and 74.1% for the years ended December 31, 2019, 2018 and 2017, respectively. Cost of sales as a percentage of net revenue increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to increased shipping costs. Cost of sales as a percentage of net revenue remained flat for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Zulily’s operating expenses are principally comprised of credit card processing fees and customer service expenses.  Operating expenses decreased for the year ended December 31, 2019, as compared to the same period in the prior year, due to a decrease in transaction processing fees as a result of decreased net sales. Operating expenses increased for the years ended December 31, 2018, as compared to the same period in the prior year, due to an increase in net sales.

Zulily’s SG&A expenses include personnel related costs for general corporate functions, marketing and advertising expenses and information technology. As a percentage of net revenue, SG&A increased from 17.2% to 19.2% for the year ended December 31, 2019, primarily due to deleveraging personnel-related costs. As a percentage of net revenue, SG&A decreased from 17.4% to 17.2% for the year ended December 31, 2018, primarily due to leveraging in fixed costs.

Zulily’s stock-based compensation expense decreased slightly for the year ended December 31, 2019 as compared to the corresponding period in the prior year primarily due to the departures of senior leadership including the Chief

Merchant.  Zulily’s stock-based compensation expense decreased slightly for the year ended December 31, 2018, compared to the corresponding period in the prior year, due to the transfer of certain senior leadership to QVC.

Zulily’s depreciation and amortization expense decreased $82 million and decreased $16 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior years. The decrease for the year ended December 31, 2019, compared to the same period in the prior year, was primarily attributable to intangible assets recognized in purchase accounting that were fully amortized as of the third quarter of 2018.  The decrease for the year ended December 31, 2018, compared to the same period in the prior year, was primarily attributable to fully amortized intangible assets recognized in purchase accounting.

For discussion of the impairment of intangible assets, see note 7 of the accompanying consolidated financial statements.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2019, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QxH and QVC International	$730	3.1%	$4,250	5.0%
Zulily	$130	3.1%	$—	—%
Corporate and other	$—	—%	$2,238	5.1%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the year ended December 31, 2019 would have been impacted by approximately $5 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Qurate Retail are filed under this Item, beginning on page II-30.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2019 because of the material weakness in its internal control over financial reporting that is described below in “Management’s Report on Internal Control Over Financial Reporting.”

However, giving full consideration to the material weakness, the Company’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles (“GAAP”). The Company’s independent registered accounting firm, KPMG LLP, has issued its report dated February 26, 2020, which expressed an unqualified opinion on those consolidated financial statements.

Changes in Internal Control Over Financial Reporting

Except for the remediation activities described below which occurred throughout the year, including during the fourth quarter, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

2019 Remediation Activities

In response to the material weaknesses identified in “Management’s Report on Internal Control Over Financial Reporting” as set forth in Part II, Item 9A in the 2018 Form 10-K, the Company developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weaknesses. The remediation efforts implemented include the following:

●	Improved the design and operation of control activities meant to validate the completeness and accuracy of revenue recorded in the UK;
●	Removed inappropriate IT system access associated with information technology general controls (“ITGC”), with the exception of IT system access control deficiencies that continued to exist in the Company’s German subsidiary as further discussed in “Management’s Report on Internal Control Over Financial Reporting”

below;
●	Enhanced risk assessment procedures by performing investigative procedures around higher risk applications to identify other potential risk areas that could have an impact on financial reporting;
●	Enhanced change management and computer operation control activities including monitoring of information system user access and program changes;
●	Delivered training to control operators addressing control operating protocol including ITGCs and policies, and increased communication of expectations for control operators;
●	Evaluated talent and addressed identified gaps; and
●	Evaluated the impact of IT application changes on downstream business process controls and enhanced related business process controls as necessary.

Material Weakness in Internal Control

As described in “Management’s Report on Internal Control Over Financial Reporting” in this Annual Report on Form 10-K, through the execution of the aforementioned remediation activities, the Company identified additional instances where system access was not appropriately restricted in Germany, indicating that the prior year ITGC material weakness has not been fully remediated. As a result, the Company will continue to assess the ITGC risk across the environment and evaluate if the control activities are designed and operating to address the risks identified.

 The Company believes the foregoing efforts will effectively remediate the material weakness described in “Management’s Report on Internal Control Over Financial Reporting,” although additional changes and improvements may be identified and adopted as the Company continues to implement its remediation plan related to the German ITGC issue. The Company believes it has properly restricted access to the affected applications during the first two months of 2020. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. Our remediation efforts are underway, and we expect that the remediation of this material weakness will be completed in 2020.

Management’s Report on Internal Control Over Financial Reporting

See page II-25 for Management's Report on Internal Control Over Financial Reporting.

See page II-26 for KPMG LLP’s report regarding the effectiveness of the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2019, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has identified a material weakness in its internal control over financial reporting related to ITGCs in its German subsidiary. Specifically, ITGCs were not consistently designed and operated effectively to ensure access to certain financially significant applications and data was adequately restricted to appropriate personnel. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

While the Company believes its risk assessment process has improved in 2019, the aforementioned material weakness was due to previously unidentified risks in the IT environment in Germany and failure to select and apply appropriate ITGCs over those risks.

The control deficiencies did not result in any identified misstatements.

KPMG LLP has expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting. Their report appears on page II-26 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Qurate Retail, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Qurate Retail, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

Information technology general controls (ITGCs) in the Company’s German subsidiary were not consistently designed and operating effectively to ensure access to certain financially significant applications and data was adequately restricted to appropriate personnel. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Qurate Retail, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Qurate Retail, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principles

As discussed in Note 9 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Codification (ASC) Topic 842, Leases. As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of January 1, 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of impairment of the Zulily and HSN tradenames and the goodwill of the Zulily reporting unit

As discussed in Note 7 to the consolidated financial statements, and disclosed in the consolidated balance sheet, the Company’s tradenames balance as of December 31, 2019 was $3,168 million. Additionally, the Company’s goodwill balance as of December 31, 2019 was $6,576 million. The Company performs tradename and goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a tradename more likely than not exceeds its fair value or the carrying value of a reporting unit more likely than not exceeds its fair value. The Company performed impairment testing of the Zulily tradename and reporting unit, which resulted in a $580 million impairment of the associated tradename and a $440 million impairment of the associated goodwill. The Company performed impairment testing of the HSN tradename, which resulted in a $147 million impairment of the associated tradename.

We identified the evaluation of impairment of the Zulily and HSN tradenames and the goodwill of the Zulily reporting unit as a critical audit matter. There was a high degree of subjective auditor judgment in applying and evaluating the results of our audit procedures over the discounted cash flow model used to calculate the fair values of the Zulily and HSN tradenames and the Zulily reporting unit. Specifically, the forecasted revenue, discount rates, and royalty rate assumptions, which were used to calculate the estimated fair values, involved a high degree of subjectivity. In addition, these fair values were challenging to test due to the sensitivity of the fair value determinations to changes in these assumptions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s tradenames and goodwill impairment assessment process, including controls related to the determination of the estimated fair value of the Zulily and HSN tradenames and the Zulily reporting unit and the development of the assumptions. We evaluated the Company’s forecasted revenue that was used for the fair value analyses by comparing the revenue growth assumptions to historical actual results and forecasted growth rates of peer companies. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We evaluated the revenue projections in consideration of forecasted business initiatives. In addition, we involved valuation professionals with specialized skill and knowledge, who assisted in:

•	evaluating the royalty rates used in the Zulily and HSN tradename valuations, by comparing them to publicly available market data for comparable royalty rates, and considering the rates used in prior year valuations of the tradenames;
•	evaluating the Zulily and HSN discount rates by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable entities;
•	assessing the estimates of the Zulily and HSN tradename fair values considering the application of the discounted cash flow method, Zulily and HSN forecasted revenue, and the evaluated royalty and discount rates; and
•	assessing the estimate of the Zulily reporting unit’s fair value considering the application of the discounted cash flow method, the reporting unit’s cash flow forecast, and the evaluated discount rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

Denver, Colorado
February 26, 2020

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
Assets	amounts in millions
Current assets:
Cash and cash equivalents	$673	653
Trade and other receivables, net	1,854	1,835
Inventory, net	1,413	1,474
Other current assets	636	224
Total current assets	4,576	4,186
Investments in equity securities	76	96

Property and equipment, at cost	2,806	2,685
Accumulated depreciation	(1,455)	(1,363)
	1,351	1,322
Intangible assets not subject to amortization (note 7):
Goodwill	6,576	7,017
Tradenames	3,168	3,895
	9,744	10,912
Intangible assets subject to amortization, net (note 7)	955	1,058
Other assets, at cost, net of accumulated amortization	603	267
Total assets	$17,305	17,841

(continued)

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2019 and 2018

	2019	2018
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$1,091	1,204
Accrued liabilities	1,173	1,182
Current portion of debt, including $1,557 million and $990 million measured at fair value (note 8)	1,557	1,410
Other current liabilities	180	155
Total current liabilities	4,001	3,951
Long-term debt, including $0 and $344 million measured at fair value (note 8)	5,855	5,963
Deferred income tax liabilities (note 10)	1,716	1,925
Other liabilities	761	258
Total liabilities	12,333	12,097
Equity
Stockholders' equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Qurate Retail common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 386,691,461 shares at December 31, 2019 and 409,901,058 shares at December 31, 2018	4	4
Series B Qurate Retail common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,278,424 shares at December 31, 2019 and 29,248,343 shares at December 31, 2018	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(55)	(55)
Retained earnings	4,891	5,675
Total stockholders' equity	4,840	5,624
Noncontrolling interests in equity of subsidiaries	132	120
Total equity	4,972	5,744
Commitments and contingencies (note 16)
Total liabilities and equity	$17,305	17,841

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2019, 2018 and 2017

	2019		2018	2017
	amounts in millions,
	except per share amounts
Total revenue, net		$13,458	14,070	10,404
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)		8,899	9,209	6,789
Operating expense		844	970	659
Selling, general and administrative, including stock-based compensation and transaction related costs		1,758	1,897	1,188
Impairment of intangible assets and long lived assets		1,167	33	—
Depreciation and amortization		606	637	725
		13,274	12,746	9,361
Operating income		184	1,324	1,043
Other income (expense):
Interest expense		(374)	(381)	(355)
Share of earnings (losses) of affiliates, net		(160)	(162)	(200)
Realized and unrealized gains (losses) on financial instruments, net (note 6)		(251)	76	145
Gains (losses) on transactions, net		(1)	1	410
Tax sharing income (expense) with GCI Liberty, Inc.		(26)	32	—
Other, net		6	(7)	7
		(806)	(441)	7
Earnings (loss) from continuing operations before income taxes		(622)	883	1,050
Income tax (expense) benefit (note 10)		217	(60)	985
Earnings (loss) from continuing operations		(405)	823	2,035
Earnings (loss) from discontinued operations, net of taxes (note 5)		—	141	452
Net earnings (loss)		(405)	964	2,487
Less net earnings (loss) attributable to the noncontrolling interests		51	48	46
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders		$(456)	916	2,441
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders:
Qurate Retail common stock		(456)	674	1,208
Liberty Ventures common stock		—	242	1,233
		$(456)	916	2,441

Basic net earnings (loss) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock		$(1.08)	1.46	2.71
Series A and Series B Liberty Ventures common stock	$	NA	1.17	14.34
Diluted net earnings (loss) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock		$(1.08)	1.45	2.70
Series A and Series B Liberty Ventures common stock	$	NA	1.16	14.17
Basic net earnings (loss) attributable to Qurate Retail, Inc. shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock		$(1.08)	1.46	2.71
Series A and Series B Liberty Ventures common stock	$	NA	2.81	14.34
Diluted net earnings (loss) attributable to Qurate Retail, Inc. shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock		$(1.08)	1.45	2.70
Series A and Series B Liberty Ventures common stock	$	NA	2.78	14.17

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	amounts in millions
Net earnings (loss)	$(405)	964	2,487
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	1	(48)	134
Recognition of previously unrealized losses (gains) on debt, net	(1)	16	—
Share of other comprehensive earnings (loss) of equity affiliates	—	(2)	3
Comprehensive earnings (loss) attributable to debt credit risk adjustments (note 8)	1	38	—
Other comprehensive earnings (loss)	1	4	137
Comprehensive earnings (loss)	(404)	968	2,624
Less comprehensive earnings (loss) attributable to the noncontrolling interests	52	50	50
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(456)	918	2,574

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	amounts in millions
	(See note 3)
Cash flows from operating activities:
Net earnings (loss)	$(405)	964	2,487
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	(141)	(452)
Depreciation and amortization	606	637	725
Impairment of intangible assets	1,167	33	—
Stock-based compensation	71	88	123
Noncash interest expense	5	6	—
Share of (earnings) losses of affiliates, net	160	162	200
Realized and unrealized (gains) losses on financial instruments, net	251	(76)	(145)
(Gains) losses on transactions, net	1	(1)	(410)
(Gains) losses on extinguishment of debt	(1)	24	—
Deferred income tax expense (benefit)	(243)	(185)	(1,157)
Other noncash charges (credits), net	9	3	39
Changes in operating assets and liabilities
Current and other assets	59	(308)	(145)
Payables and other liabilities	(396)	67	225
Net cash provided (used) by operating activities	1,284	1,273	1,490
Cash flows from investing activities:
Cash (paid) for acquisitions, net of cash acquired	—	—	22
Cash proceeds from dispositions of investments	—	562	3
Investment in and loans to cost and equity investees	(141)	(100)	(159)
Capital expenditures	(325)	(275)	(204)
Expenditures for television distribution rights	(134)	(140)	(51)
Other investing activities, net	—	—	(2)
Net cash provided (used) by investing activities	(600)	47	(391)
Cash flows from financing activities:
Borrowings of debt	3,161	4,221	2,469
Repayments of debt	(3,274)	(4,395)	(2,631)
Repurchases of Qurate Retail common stock	(392)	(988)	(765)
GCI Liberty Split-Off	—	(475)	—
Withholding taxes on net share settlements of stock-based compensation	(7)	(29)	(70)
Indemnification payment from GCI Liberty, Inc.	—	133	—
Other financing activities, net	(149)	(41)	(39)
Net cash provided (used) by financing activities	(661)	(1,574)	(1,036)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(2)	2	13
Net increase (decrease) in cash, cash equivalents and restricted cash	21	(252)	76
Cash, cash equivalents and restricted cash at beginning of period	660	912	836
Cash, cash equivalents and restricted cash at end of period	$681	660	912

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Equity

Years ended December 31, 2019, 2018 and 2017

	Stockholders' Equity
							Accumulated
		QVC		Liberty			other		Noncontrolling
		Group		Ventures		Additional	comprehensive		interest in
	Preferred					paid-in	earnings (loss),	Retained	equity of	Total
	Stock	Series A	Series B	Series A	Series B	capital	net of taxes	Earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2017	$—	5	—	1	—	—	(266)	7,032	89	6,861
Net earnings (loss)	—	—	—	—	—	—	—	2,441	46	2,487
Other comprehensive earnings (loss)	—	—	—	—	—	—	133	—	4	137
Stock-based compensation	—	—	—	—	—	123	—	—	—	123
Series A Qurate Retail stock repurchases	—	—	—	—	—	(765)	—	—	—	(765)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(40)	(40)
Stock issued upon exercise of stock options	—	—	—	—	—	5	—	—	—	5
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(70)	—	—	—	(70)
Issuance of Series A Qurate Retail stock in connection HSN acquisition (note 4)	—	—	—	—	—	1,343	—	—	—	1,343
Reclassification	—	—	—	—	—	405	—	(405)	—	—
Other	—	—	—	—	—	2	—	—	—	2
Balance at December 31, 2017	$—	5	—	1	—	1,043	(133)	9,068	99	10,083
Net earnings (loss)	—	—	—	—	—	—	—	916	48	964
Other comprehensive earnings (loss)	—	—	—	—	—	—	2	—	2	4
Stock-based compensation	—	—	—	—	—	88	—	—	—	88
Series A Qurate Retail stock repurchases	—	(1)	—	—	—	(987)	—	—	—	(988)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(40)	(40)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	(29)	—	—	—	(29)
Cumulative effect of accounting change (note 2)	—	—	—	—	—	—	76	(70)	—	6
Reattribution of the Ventures Group to Qurate Retail	—	—	—	(1)	—	1	—	—	—	—
GCI Liberty Split-Off	—	—	—	—	—	(4,358)	—	—	11	(4,347)
Other	—	—	—	—	—	3	—	—	—	3
Reclassification	—	—	—	—	—	4,239	—	(4,239)	—	—
Balance at December 31, 2018	$—	4	—	—	—	—	(55)	5,675	120	5,744
Net earnings (loss)	—	—	—	—	—	—	—	(456)	51	(405)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	—	1	1
Stock-based compensation	—	—	—	—	—	71	—	—	—	71
Series A Qurate Retail stock repurchases	—	—	—	—	—	(392)	—	—	—	(392)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(40)	(40)
Other	—	—	—	—	—	(7)	—	—	—	(7)
Reclassification	—	—	—	—	—	328	—	(328)	—	—
Balance at December 31, 2019	$—	4	—	—	—	—	(55)	4,891	132	4,972

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

Prior to the Transactions (described and defined below), the Company utilized tracking stocks in its capital structure. A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Qurate Retail had two tracking stocks—QVC Group common stock and Liberty Ventures common stock, which were intended to track and reflect the economic performance of the businesses, assets and liabilities attributed to the QVC Group and the Ventures Group, respectively.  The QVC Group was comprised of the Company’s wholly-owned subsidiaries QVC, Inc., Zulily, LLC (“Zulily”), HSN, Inc. (“HSN”) and Cornerstone Brands, Inc. (“Cornerstone”), among other assets and liabilities.  The Ventures Group was comprised of businesses not included in the QVC Group including Evite, Inc. (“Evite”) and our interests in Liberty Broadband Corporation (“Liberty Broadband”), LendingTree, Inc. (“LendingTree”), investments in Charter Communications, Inc. (“Charter”) and ILG, Inc. (“ILG”), among other assets and liabilities. The Company’s results are attributed to the QVC Group and the Ventures Group through March 9, 2018.

On December 29, 2017, Qurate Retail acquired the approximately 62% of HSN it did not already own in an all-stock transaction making HSN a wholly-owned subsidiary. HSN stockholders (other than Qurate Retail) received fixed consideration of 1.65 shares of Series A QVC Group common stock (“QVCA”) for each share of HSN common stock. Qurate Retail issued 53.6 million shares QVCA common stock to HSN stockholders.  On December 31, 2018, Qurate Retail transferred its 100% ownership interest in HSN to QVC, Inc. through a transaction among entities under common control. References throughout this annual report to “QVC” refer to QVC, Inc., which includes HSN, QVC U.S. and QVC International.  Cornerstone remains a subsidiary of Qurate Retail.

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

December 31, 2019, 2018 and 2017

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

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSN and QVC U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and leased a new fulfillment center in Bethlehem, Pennsylvania, that commenced in 2019 (see note 9). Qurate Retail recorded transaction related costs of $41 million during the year ended December 31, 2018 related to the QRG Initiatives, which primarily related to severance costs. Also, as a result of changes in internal reporting from the QRG Initiatives, during the first quarter of 2019 the Company changed its reportable segments to combine HSN and QVC U.S. into one reportable segment called “QxH.”

Qurate Retail and GCI Liberty (for accounting purposes a related party of Qurate Retail) entered into a tax sharing agreement. Pursuant to that tax sharing agreement, GCI Liberty has agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation).

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Qurate Retail and Liberty Media Corporation (“LMC”) (for accounting purposes a related party of Qurate Retail) entered into certain agreements in order to govern certain of the ongoing relationships between the two companies. These agreements include a reorganization agreement, a services agreement (the “Services Agreement”), a facilities sharing agreement (the “Facilities Sharing Agreement”) and a tax sharing agreement (the “Tax Sharing Agreement”). The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and LMC and other agreements related to tax matters.  Qurate Retail is party to on-going discussions with the IRS under the Compliance Assurance Process audit program.  The IRS may propose adjustments that relate to tax attributes allocated to and income allocable to LMC.  Any potential outcome associated with any proposed adjustments would be covered by the Tax Sharing Agreement and are not expected to have any impact on Qurate Retail's financial position.  Pursuant to the Services Agreement, LMC provides Qurate Retail with general and administrative services including legal, tax, accounting, treasury and investor relations support. See below for a description of an amendment to the services agreement entered into in December 2019. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the Facilities Sharing Agreement, Qurate Retail shares office space with LMC and related amenities at LMC's corporate headquarters.  Under these various agreements approximately $8 million, $8 million and $11 million of these allocated expenses were reimbursable from Qurate Retail to LMC for the years ended December 31, 2019, 2018 and 2017, respectively. Qurate Retail had a tax sharing payable of approximately $95 million and $114 million as of December 31, 2019 and 2018, respectively, included in Other liabilities in the consolidated balance sheets.

In December 2019, the Company entered into an amendment to the Services Agreement in connection with LMC’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s Chairman of the Board (the “Chairman”). Under the amended Services Agreement, components of his compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., GCI Liberty, Inc., and Liberty Broadband Corporation. (collectively, the “Service Companies”) or reimbursed to LMC, in each case, based on allocations among LMC and the Service Companies set forth in the amended Services Agreement, currently set at 19% for the Company. The new agreement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million, an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”).  A portion of the grants made to our Chairman in the year ended December 31, 2019 related to our Company’s allocable portion of these upfront awards.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Receivables

Receivables are reflected net of an allowance for doubtful accounts and sales returns.   A provision for bad debts is provided as a percentage of accounts receivable based on historical experience in the period of sale and included in selling, general and administrative expense.  A provision for vendor receivables are determined based on an estimate of probable expected losses and included in cost of retail sales.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

A summary of activity in the allowance for doubtful accounts is as follows:

	Balance	Additions			Balance
	beginning	Charged		Deductions-	end of
	of year	to expense	Other	write-offs	year
	amounts in millions
2019	$117	130	4	(122)	129
2018	$92	123	3	(101)	117
2017	$99	73	(1)	(79)	92

Inventory

Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market.  Cost is determined by the average cost method, which approximates the first-in, first-out method.  Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable values of each disposition category.  Inventory is stated net of inventory obsolescence reserves of $152 million and $151 million for the years ended December 31, 2019 and 2018, respectively.

Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values.  The Company had no equity securities for which it elected the fair value option as of December 31, 2019 and 2018.

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

December 31, 2019, 2018 and 2017

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

Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2019	2018
	amounts in millions
Land	$128	128
Buildings and improvements	1,204	1,194
Support equipment	1,023	1,302
Projects in progress	169	61
Finance lease right-of-use ("ROU") assets	282	—
Total property and equipment	$2,806	2,685

Property and equipment, including significant improvements, is stated at amortized cost, less impairment losses, if any. Depreciation is computed using the straight-line method using estimated useful lives of 2 to 15 years for support equipment and 3 to 39 years for buildings and improvements.  Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $220 million, $211 million and $176 million, respectively.

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

December 31, 2019, 2018 and 2017

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

December 31, 2019, 2018 and 2017

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

Revenue Recognition

On January 1, 2018, the Company adopted the revenue accounting standard (“ASC 606”) using the modified retrospective method. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company recognized the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.

In accordance with the revenue standard requirements, the following table illustrates the impact on our reported results in the consolidated statements of operations assuming we did not adopt the new revenue standard on January 1, 2018. Other than as previously discussed, upon the adoption of the new revenue standard on January 1, 2018, there were no additional material adjustments to our consolidated balance sheet as of December 31, 2018.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The effect of changes of adoption is primarily due to changes in the timing of revenue recognition and the classification of credit card income for the QVC-branded credit card and the HSN-branded credit card. For the year ended December 31, 2018, revenue is recognized at the time of shipment to our customers consistent with when control passes and credit card income is recognized in revenue. For the year ended December 31, 2017, revenue was recognized at the time of delivery to the customers and deferred revenue, as well as inventory and related expenses, were recorded to account for the shipments in-transit. In addition, credit card income was recognized as an offset to selling, general and administrative expenses.  The Company recognized a separate $124 million and $121 million asset (included in other current assets) relating to the expected return of inventory and a $261 million and $266 million liability (included in other current liabilities) relating to its sales return reserve at December 31, 2019 and 2018, respectively, instead of the net presentation that was used at December 31, 2017.

Disaggregated revenue by segment and product category consisted of the following:

	Year ended
	December 31, 2019
	QxH	QVC Int'l	Zulily	Corp and other	Total
	in millions
Home	$3,047	905	422	729	5,103
Beauty	1,299	659	53	—	2,011
Apparel	1,289	422	582	172	2,465
Accessories	918	376	416	—	1,710
Electronics	1,141	107	15	—	1,263
Jewelry	402	226	54	—	682
Other revenue	181	14	29	—	224
Total Revenue	$8,277	2,709	1,571	901	13,458

	Year ended
	December 31, 2018
	QxH	QVC Int'l	Zulily	Corp and other	Total
	in millions
Home	$3,175	1,023	511	791	5,500
Beauty	1,326	640	50	—	2,016
Apparel	1,323	453	684	180	2,640
Accessories	933	273	472	—	1,678
Electronics	1,129	119	18	—	1,266
Jewelry	473	213	53	—	739
Other revenue	185	17	29	—	231
Total Revenue	$8,544	2,738	1,817	971	14,070

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

December 31, 2019, 2018 and 2017

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

An allowance for returned merchandise is provided as a percentage of sales based on historical experience.  The total reduction in sales due to returns for the years ended December 31, 2019, 2018 and 2017 aggregated $2,336 million, $2,434 million and $1,861 million, respectively.  Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

A summary of activity in the allowance for sales returns, is as follows:

	Balance beginning of year	Additions - charged to earnings	Deductions	Acquisition of HSN	Balance end of year
	in millions
2019	$266	2,336	(2,341)	-	261
2018 (1)	$267	2,434	(2,435)	-	266
2017	$98	1,027	(1,023)	35	137
(1)	Amounts in 2018 and 2019 include the impact of adoption of ASC 606.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

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

Stock compensation expense was $71 million, $88 million and $123 million for the years ended December 31, 2019, 2018 and 2017, respectively, included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Earnings (Loss) Attributable to Qurate Retail Stockholders and Earnings (Loss) Per Common Share

Net earnings (loss) attributable to Qurate Retail stockholders is comprised of the following (amounts in millions):

	Years ended December 31,
	2019		2018	2017
Qurate Retail
Net earnings (loss) from continuing operations		$(456)	674	1,208
Net earnings (loss) from discontinued operations	$	NA	NA	NA
Liberty Ventures
Net earnings (loss) from continuing operations	$	NA	101	781
Net earnings (loss) from discontinued operations	$	NA	141	452

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

Series A and Series B Qurate Retail Common Stock

EPS for all periods through December 31, 2019, is based on the following weighted average shares outstanding.  Excluded from diluted EPS for the years ended December 31, 2019, 2018 and 2017 are approximately 22 million, 25 million and 20 million potential common shares, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2019	2018	2017
	number of shares in millions
Basic WASO	424	462	445
Potentially dilutive shares	—	3	3
Diluted WASO	424	465	448

Series A and Series B Liberty Ventures Common Stock

EPS for all periods through December 31, 2019, is based on the following weighted average shares outstanding.  Excluded from diluted EPS for the years ended December 31, 2018 and 2017 are less than a million potential common shares because their inclusion would be antidilutive.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

	Years ended December 31,
	2019	2018 (1)	2017
	number of shares in millions
Basic WASO	NA	86	86
Potentially dilutive shares	NA	1	1
Diluted WASO	NA	87	87
(1)	All of the outstanding shares of Liberty Ventures Series A and B common stock were redeemed for GCI Liberty Series A and B common stock as a result of the GCI Liberty Split-Off on March 9, 2018.

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

As a result of repurchases of Series A Qurate Retail common stock, the Company’s additional paid-in capital balance was in a deficit position in certain quarterly periods during the year ended December 31, 2019. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit ($328 million) at December 31, 2019 to retained earnings.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$—	(11)	956
Intangible assets not subject to amortization	—	—	1,577
Intangible assets subject to amortization	—	(4)	651
Net liabilities assumed	—	10	(977)
Deferred tax assets (liabilities)	—	5	(281)
Fair value of equity consideration	—	—	(1,948)
Cash paid (received) for acquisitions, net of cash acquired	$—	—	(22)

Cash paid for interest	$360	362	343

Cash paid for income taxes	$175	226	158

Non-cash capital additions obtained in exchange for liabilities	$36	—	—

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

	December 31,	December 31,
	2019	2018
	in millions
Cash and cash equivalents	$673	653
Restricted cash included in other current assets	8	7
Total cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$681	660

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(4) Acquisitions

On December 29, 2017, Qurate Retail acquired the approximately 62% of HSN it did not already own in an all-stock transaction making HSN a wholly-owned subsidiary, attributed to the QVC Group. HSN shareholders (other than Qurate Retail) received fixed consideration of 1.65 shares of Series A QVC Group common stock (“QVCA”) for each share of HSN common stock. Qurate Retail issued 53.6 million shares of QVCA common stock to HSN shareholders. In conjunction with application of acquisition accounting, we recorded a full step up in basis of HSN which resulted in a $409 million gain. The fair market value of our ownership interest previously held in HSN ($605 million) was determined based on the trading price of QVCA common stock on the date of the acquisition (Level 1) less a control premium. The market value of the shares of QVCA common stock issued to HSN shareholders ($1.3 billion) was determined based on the trading price of QVCA common stock on the date of the acquisition. The total equity value of the transaction was $1.9 billion. Included in net earnings (loss) from continuing operations for the year ended December 31, 2017 is $43 million related to HSN’s operations since the date of acquisition, which is primarily related to severance cost post acquisition. Of the $43 million, $38 million related to HSN ($8 million of which related to stock-based compensation expense and is included in Selling, general and administrative, including stock-based compensation expense in the consolidated statements of operations) and $5 million related to Cornerstone. With the exception of the $43 million of severance-related costs incurred on December 30, 2017, HSN’s results of operations are not included in our consolidated operating results for the year ended December 31, 2017, as the final two days of the period were considered immaterial.

The pro forma revenue and net earnings from continuing operations of Qurate Retail, prepared utilizing the historical financial statements of HSN, giving effect to purchase accounting related adjustments made at the time of acquisition, as if the transaction discussed above occurred on January 1, 2016, are as follows:

Year Ended December 31,
2017
amounts in millions
(unaudited)
Revenue	$13,791
Net earnings (loss) from continuing operations	$2,200

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

(5) Disposals

Disposals - Presented as Discontinued Operations

On March 9, 2018, Qurate Retail completed the GCI Liberty Split-Off. At the time of the GCI Liberty Split-Off, GCI Liberty was comprised of, among other things, GCI Liberty’s legacy business, Qurate Retail’s former interest in Liberty Broadband, Charter and LendingTree, and Qurate Retail’s former wholly-owned subsidiary Evite. Qurate Retail viewed Liberty Broadband, LendingTree and Evite as separate components and evaluated them separately for discontinued operations presentation. As Qurate Retail’s former interest in Charter was accounted for as an available for sale investment it did not meet the definition of a component for discontinued operation presentation. The disposition of Liberty Broadband

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

was considered significant to the overall financial statements.  Accordingly, the accompanying consolidated financial statements of Qurate Retail have been prepared to reflect Qurate Retail’s interest in Liberty Broadband as a discontinued operation for the years ended December 31, 2018 and 2017. The disposition of LendingTree and Evite as part of the GCI Liberty Split-Off does not have a major effect on Qurate Retail’s historical or future results. Accordingly, LendingTree and Evite are not presented as discontinued operations in the accompanying consolidated financial statements of Qurate Retail. LendingTree and Evite are included in the Corporate and other segment through March 8, 2018. See “Disposals – Not Presented as Discontinued Operations” below for additional information regarding Evite and LendingTree.

Certain financial information for Qurate Retail’s investment in Liberty Broadband, which is included in earnings (loss) from discontinued operations, is as follows (amounts in millions):

	Years ended December 31,
		2019	2018	2017
Earnings (loss) before income taxes	$	NA	187	473
Income tax (expense) benefit	$	NA	(46)	(21)

The combined impact from discontinued operations, discussed above, is as follows:

	Years ended December 31,
		2019	2018	2017
Basic earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock	$	NA	NA	NA
Series A and Series B Liberty Ventures common stock	$	NA	1.64	5.26
Diluted earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock	$	NA	NA	NA
Series A and Series B Liberty Ventures common stock	$	NA	1.62	5.20

Prior to the GCI Liberty Split-Off, Qurate Retail accounted for the investment in Liberty Broadband at its fair value. Accordingly, Liberty Broadband’s assets, liabilities and results of operations were not included in Qurate Retail’s consolidated financial statements. Summary financial information for Liberty Broadband for the periods prior to the GCI Liberty Split-Off is as follows:

Year ended December 31,
2017
amounts in millions
Operating income	$(25)
Share of earnings (loss) of affiliate	$2,509
Gain (loss) on dilution of investment in affiliate	$(18)
Income tax (expense) benefit	$(417)
Net earnings (loss) attributable to Liberty Broadband shareholders	$2,034

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Disposals – Not Presented as Discontinued Operations

As discussed above, on March 9, 2018, Qurate Retail completed the GCI Liberty Split-Off.  Although Liberty Broadband has been presented as a discontinued operation, Evite and LendingTree are not presented as discontinued operations. Included in revenue in the accompanying consolidated statements of operations is $3 million and $24 million for the years ended December 31, 2018 and 2017, respectively, related to Evite. Included in net earnings (loss) in the accompanying consolidated statements of operations are losses of $2 million and $3 million, for the years ended December 31, 2018 and 2017, respectively, related to Evite. Included in net earnings (loss) in the accompanying consolidated statements of operations are earnings of less than a million and $6 million for the years ended December 31, 2018 and 2017, respectively, related to LendingTree.

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

The Company's assets and liabilities measured at fair value are as follows:

	December 31, 2019			December 31, 2018
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$339	339	—	310	310	—
Indemnification asset (1)	$202	—	202	79	—	79
Debt	$1,557	—	1,557	1,334	—	1,334
(1)	The indemnification asset is included in Other current assets on the consolidated balance sheets as of December 31, 2019 and 2018.

The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Pursuant to an indemnification agreement, GCI Liberty has agreed to indemnify LI LLC for certain payments made to a holder of LI LLC’s 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”). An indemnity asset in the amount of $281 million was recorded upon completion of the GCI Liberty Split-Off. In June 2018, Qurate Retail repurchased 417,759 of the 1.75% Exchangeable Debentures for approximately $457 million, including accrued interest, and GCI Liberty made a payment under the indemnification agreement to Qurate Retail in the amount of $133 million. The remaining indemnification to LI LLC for certain payments made to a holder of the 1.75% Exchangeable Debentures pertains to the holder’s ability to exercise its exchange right according to the terms of the debentures on or before October 5, 2023.  Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the consolidated balance sheets as of December 31, 2019 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2).  As of December 31, 2019, a holder of the 1.75% Exchangeable Debentures does have the ability to exchange and, accordingly, such indemnification asset is included as a current asset in our consolidated balance sheet as of that date. Additionally, as of December 31, 2019, 332,241 bonds of the 1.75% Exchangeable Debentures remain outstanding.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Equity securities	$(22)	155	434
Exchangeable senior debentures	(337)	(3)	(193)
Indemnification asset	123	(70)	—
Other financial instruments	(15)	(6)	(96)
	$(251)	76	145

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(7) Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QxH	QVC International	Zulily	Corporate and Other	Total
	amounts in millions
Balance at January 1, 2018	$5,238	885	917	42	7,082
Foreign currency translation adjustments	—	(25)	—	—	(25)
Disposition (1)	—	—	—	(26)	(26)
Other (2)	(10)	—	—	(4)	(14)
Balance at December 31, 2018	5,228	860	917	12	7,017
Foreign currency translation adjustments	—	(1)	—	—	(1)
Impairment (3)	—	—	(440)	—	(440)
Balance at December 31, 2019	$5,228	859	477	12	6,576
(1)	As a result of the GCI Liberty Split-Off on March 9, 2018, the Company disposed of its wholly-owned subsidiary Evite, resulting in a $26 million decrease to goodwill.
(2)	As discussed in note 4, the preliminary purchase price allocation for the HSN acquisition was adjusted, resulting in a decrease to goodwill.
(3)	See discussion of the 2019 impairment below.

Goodwill recognized from acquisitions primarily relates to assembled workforces, website community and other intangible assets that do not qualify for separate recognition.

As presented in the accompanying consolidated balance sheets, tradenames is the other significant indefinite lived intangible asset.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2019			December 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in millions
Television distribution rights	$764	(624)	140	723	(583)	140
Customer relationships	3,319	(2,891)	428	3,320	(2,768)	552
Other	1,343	(956)	387	1,329	(963)	366
Total	$5,426	(4,471)	955	5,372	(4,314)	1,058

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The weighted average life of these amortizable intangible assets was approximately 9 years at the time of acquisition.  However, amortization is expected to match the usage of the related asset and will be on an accelerated basis as demonstrated in table below.

Amortization expense for intangible assets with finite useful lives was $386 million, $426 million and $549 million for the years ended December 31, 2019, 2018 and 2017, respectively. Based on its amortizable intangible assets as of December 31, 2019, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

2020	$319
2021	$230
2022	$143
2023	$87
2024	$74

Impairments

As a result of Zulily’s deteriorating financial performance, Zulily initiated a process to evaluate its current business model and long-term business strategy in light of the challenging retail environment.  Upon completing the evaluation of Zulily’s model and long-term strategy, it was determined during the third quarter of 2019 that an indication of impairment existed for the Zulily reporting unit related to its tradename and goodwill.  With the assistance of a third party specialist, the fair value of the tradename was determined using the relief from royalty method (Level 3), and an impairment in the amount of $580 million was recorded during the third quarter of 2019, in the impairment of intangible assets line item in the consolidated statements of operations. With the assistance of a third party specialist, the fair value of the Zulily reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $440 million was recorded during the third quarter of 2019, in the Impairment of intangible assets line item in the consolidated statements of operations.  As of December 31, 2019, the Zulily reporting unit has accumulated goodwill impairment losses of $440 million. Based on the quantitative assessment performed during the third quarter of 2019 and the resulting impairment losses recorded, the estimated fair values of the tradename and the Zulily reporting unit do not significantly exceed their carrying values as of December 31, 2019.

The Company performed a qualitative goodwill impairment analysis during the fourth quarter of 2019 and 2018 and determined that triggering events existed at the HSN reporting unit in both periods due to a variety of factors, primarily HSN’s inability to meet its 2019 and 2018 revenue projections. With the assistance of an external valuation expert, the Company determined the estimated business enterprise value of HSN, including its intangible assets and goodwill as of December 31, 2018, and the estimated value of its tradename intangible asset as of December 31, 2019 and December 31, 2018. In 2018 the business enterprise valuation was performed using a combination of a discounted cash flow model using HSN’s projections of future operating performance (income approach) and market multiples (market approach) (Level 3). In both periods the tradename valuation was performed using a relief from royalties method, primarily using a discounted cash flow model using HSN’s projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3). As a result of the analysis, HSN recorded a $147 million and a $30 million impairment to its tradename intangible asset as of December 31, 2019 and December 31, 2018, respectively. No impairment of HSN’s goodwill was necessary in 2018.

As of December 31, 2019 the Company had accumulated goodwill impairment losses of $440 million.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(8) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2019	2019	2018
	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	286
8.25% Senior Debentures due 2030	504	502	502
4% Exchangeable Senior Debentures due 2029	431	327	304
3.75% Exchangeable Senior Debentures due 2030	433	318	307
3.5% Exchangeable Senior Debentures due 2031	251	422	377
0.75% Exchangeable Senior Debentures due 2043	—	2	2
1.75% Exchangeable Senior Debentures due 2046	332	488	344
Subsidiary level notes and facilities
QVC 3.125% Senior Secured Notes due 2019	—	—	399
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	—
QVC Bank Credit Facilities	1,235	1,235	1,320
Other subsidiary debt	—	—	188
Deferred loan costs	—	(40)	(29)
Total consolidated Qurate Retail debt	$7,348	7,412	7,373
Less debt classified as current		(1,557)	(1,410)
Total long-term debt		$5,855	5,963

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Each $1,000 debenture of LI LLC's 3.5% Exchangeable Senior Debentures (the "Motorola Exchangeables") is exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. (“MSI”). The remaining exchange value is payable, at Qurate Retail's option, in cash or MSI stock or a combination thereof.  LI LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest.  As a result of various principal payments made to holders of the Motorola Exchangeables, the adjusted principal amount of each $1,000 debenture is $514 as of December 31, 2019.  During the year ended December 31, 2019, holders exchanged, under the terms of the Motorola Exchangeables, approximately $58 million principal of the Motorola Exchangeables and Qurate Retail made cash payments of approximately $99 million to settle the obligations.

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

Qurate Retail has sold, split-off or otherwise disposed of all of its shares of MSI, Sprint, Charter and CenturyLink common stock which underlie the respective exchangeable senior debentures. Because such exchangeable debentures are exchangeable at the option of the holder at any time and Qurate Retail can no longer use owned shares to redeem the debentures, Qurate Retail has classified for financial reporting purposes the debentures that could be redeemed for cash as a current liability. Exchangeable senior debentures classified as current totaled $1,557 million at December 31, 2019.  Although such amount has been classified as a current liability for financial reporting purposes, the Company believes the probability that the holders of such instruments will exchange a significant principal amount of the debentures prior to maturity is unlikely.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

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

Senior Debentures

Interest on the 8.5% Senior Debentures due 2029 and the 8.25% Senior Debentures due 2030 (collectively, the “Senior Debentures”) is payable semi-annually based on the date of issuance. The Senior Debentures are stated net of an aggregate unamortized discount of $4 million at December 31, 2019 and $3 million at December 31, 2018.  Such discount is being amortized to interest expense in the accompanying consolidated statements of operations.

QVC Senior Secured Notes

On March 18, 2014, QVC issued $400 million principal amount of 3.125% Senior Secured Notes due 2019 at an issue price of 99.828% and $600 million principal amount of 4.85% Senior Secured Notes due 2024 at an issue price of 99.927% (collectively, the “March Notes”). The March Notes were secured by the capital stock of QVC and certain of QVC’s subsidiaries and had equal priority to QVC’s senior secured credit facility. In April 2019, QVC repaid the outstanding balance on the 3.125% Senior Secured Notes due 2019.

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

In September 2018, QVC completed a registered debt offering for $225 million of 6.375% Senior Notes due 2067 (the “2067 Notes”). QVC has the option to call the 2067 Notes after 5 years at par value, plus accrued and unpaid interest.

On November 26, 2019, QVC completed a registered debt offering for $435 million of the 6.25% Senior Secured Notes due 2068 (“2068 Notes”) at par. QVC granted an option for underwriters to purchase up to an additional $65 million of 2068 Notes which was exercised on December 6, 2019, bringing the aggregate principal borrowed to $500 million. QVC has the option to call the 2068 Notes after 5 years at par value, plus accrued and unpaid interest.

On February 4, 2020, QVC completed a registered debt offering for $575 million of the 4.75% Senior Secured Notes due 2027 (the "2027 Notes”) at par. Interest on the 2027 Notes will be paid semi-annually in February and August, with payments commencing on August 15, 2020.

QVC Bank Credit Facilities

On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as co-borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $3.65 billion (which was

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

reduced to $2.95 billion, effective February 4, 2020 upon the closing of QVC’s offering of the 2027 Notes) revolving credit facility, with a $450 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily, with a $50 million sub-limit for standby letters of credit. The remaining $3.25 billion (which was subsequently reduced to $2.55 billion upon reduction of the revolving credit facility, effective February 4, 2020) and any incremental loans may be borrowed only by QVC. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% to 0.75% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.

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

The Fourth Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on QVC and Zulily and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting QVC’s consolidated leverage ratio and the Borrowers’ Combined Consolidated Leverage Ratio.

The interest rate on borrowings outstanding under the Fourth Amended and Restated Credit Agreement was 3.1% at December 31, 2019. Availability under the Fourth Amended and Restated Credit Agreement at December 31, 2019 was $2.4 billion (which was subsequently reduced to $1.7 billion upon the reduction of the revolving credit facility, effective February 4, 2020), including the remaining portion of the $400 million tranche available to Zulily and net of $23 million of outstanding standby letters of credit.

Interest Rate Swap Arrangements

During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under GAAP, and expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of less than $1 million as of December 31, 2019. On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020. The swap instrument does not qualify as a cash flow hedge and

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

the fair value of the swap instrument was in a net asset position of less than $1 million as of December 31, 2019.  Changes in the fair value of the swaps are reflected in realized and unrealized gains (losses) on financial instruments, net in the accompanying consolidated statements of operations.

Other Subsidiary Debt

Other subsidiary debt at December 31, 2018 is comprised of capitalized satellite transponder lease obligations.

Debt Covenants

Qurate Retail and its subsidiaries were in compliance with all debt covenants at December 31, 2019.

Five Year Maturities

The annual principal maturities of Qurate Retail's debt, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2020	$11
2021	$11
2022	$512
2023	$1,997
2024	$613

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The 2067 Notes and 2068 Notes are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value, based on quoted prices of instruments not considered to be active markets, of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying consolidated balance sheets is as follows (amounts in millions):

	December 31,
	2019	2018
Senior debentures	$804	786
QVC senior secured notes	$4,011	3,573

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at December 31, 2019.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(9) Leases

In February 2016 and subsequently, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, entities that lease assets are required to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases.  In addition, new disclosures are required to meet the objective of enabling users of the financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this guidance, which established Accounting Standards Codification Topic 842 (“ASC 842”), on January 1, 2019 and elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption.  Results for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.

The Company elected certain of the available transition practical expedients, including those that permit it to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date.  The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.  The most significant impact of the new guidance was the recognition of ROU assets and lease liabilities for operating leases.  In addition, the Company elected the practical expedient to account for the lease and non-lease components as a single lease component and will not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.

The Company recognized $287 million of operating lease ROU assets, $51 million of short term operating lease liabilities and $259 million of long term operating lease liabilities on the consolidated balance sheet upon adoption of the new standard.  The operating lease liabilities were determined based on the present value of the remaining rental payments and the operating lease ROU asset was determined based on the value of the lease liabilities, adjusted primarily for deferred rent, net of prepaid rent of $23 million.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The components of lease cost during the year ended December 31, 2019 were as follows:

Year ended
December 31, 2019
in millions
Operating lease cost	$78
Finance lease cost
Depreciation of leased assets	$20
Interest on lease liabilities	9
Total finance lease cost	$29

Prior to the adoption of ASC 842, rental expense under lease arrangements amounted to $80 million and $45 million for the years ended December 31, 2018 and 2017, respectively.

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

December 31, 2019
Weighted-average remaining lease term (years):
Finance leases	9.2
Operating leases	9.1
Weighted-average discount rate:
Finance leases	5.0%
Operating leases	4.9%

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Supplemental balance sheet information related to leases was as follows:

December 31,
2019
in millions
Operating leases:
Operating lease ROU assets (1)	$397

Current operating lease liabilities (2)	$64
Operating lease liabilities (3)	349
Total operating lease liabilities	$413

Finance Leases:
Finance lease ROU assets (4)	$282
Finance lease ROU asset accumulated depreciation (4)	(129)
Finance lease ROU assets, net	$153
Current finance lease liabilities (2)	$18
Finance lease liabilities (3)	163
Total finance lease liabilities	$181
(1)	Included within the Other assets, at cost, net of accumulated amortization line item on the consolidated balance sheets.
(2)	Included within the Other current liabilities line item on the consolidated balance sheets.
(3)	Included within the Other liabilities line item on the consolidated balance sheets.
(4)	Included within the Property and equipment, net line item on the consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

Year ended
December 31, 2019
in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$75
Operating cash flows from finance leases	$9
Financing cash flows from finance leases	$22
ROU assets obtained in exchange for lease obligations
Operating leases	$173
Finance leases	$16

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Future lease payments under finance leases and operating leases with initial terms of one year or more at December 31, 2019 consisted of the following:

	Finance Leases	Operating Leases
	in millions
2020	$26	81
2021	25	68
2022	25	60
2023	25	59
2024	23	56
Thereafter	108	224
Total lease payments	$232	548
Less: imputed interest	51	135
Total lease liabilities	$181	413

On October 5, 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and will be leased to QVC for an initial term of 15 years. QVC obtained initial access to a portion of the ECDC Lease during March 2019 and obtained access to the remaining portion during September 2019.  In total, QVC recorded a ROU asset of $141 million and an operating lease liability of $131 million relating to the ECDC Lease, with the difference attributable to prepaid rent. QVC is required to pay an initial base rent of $10 million per year, with payments that began in the third quarter of 2019, and increasing to $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(10) Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code, the most significant of which was a reduction to the U.S. federal corporate tax rate from 35 percent to 21 percent. The Company reflected the income tax effects of the Tax Act for which the accounting was known as of December 31, 2017 and made immaterial revisions to such amounts during the allowed one year measurement period. As of December 31, 2018, the Company had completed its analysis of the tax effects of the Tax Act.

The corporate rate reduction was applied to our inventory of deferred tax assets and deferred tax liabilities which resulted in the net tax benefit in the period ended December 31, 2017.

Income tax benefit (expense) consists of:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Current:
Federal	$94	(126)	(61)
State and local	(27)	(35)	(23)
Foreign	(93)	(84)	(88)
	$(26)	(245)	(172)
Deferred:
Federal	$247	131	1,252
State and local	(5)	57	(95)
Foreign	1	(3)	—
	243	185	1,157
Income tax benefit (expense)	$217	(60)	985

The following table presents a summary of our domestic and foreign earnings from continuing operations before income taxes:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Domestic	$(858)	683	841
Foreign	236	200	209
Total	$(622)	883	1,050

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% in 2019 and 2018 and 35% in 2017 as a result of the following:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Computed expected tax benefit (expense)	$131	(186)	(367)
State and local income taxes, net of federal income taxes	9	(13)	(16)
Foreign taxes, net of foreign tax credits	(1)	(5)	(32)
Dividends received deductions	—	—	10
Alternative energy tax credits and incentives	152	92	85
Change in valuation allowance affecting tax expense	(51)	9	(100)
Change in tax rate due to Tax Act	—	—	1,317
Change in state tax rate	(23)	61	(71)
Change in tax rate - tax loss carryback	45	—	—
Consolidation of equity investment	—	—	138
Tax write-off of consolidated subsidiary	34	—	—
Impairment of intangible asset	(93)	—	—
Other, net	14	(18)	21
Income tax benefit (expense)	$217	(60)	985

For the year ended December 31, 2019 income tax benefit was greater than the U.S. statutory rate of 21% due to tax benefits from tax credits and incentives generated by our alternative energy investments and tax benefits from losses generated in 2019 that were eligible for carryback to tax years with federal income tax rates greater than the U.S. statutory tax rate of 21%, partially offset by a goodwill impairment that is not deductible for tax purposes and an increase in the valuation allowance against certain deferred tax assets.

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

For the year ended December 31, 2017 the significant reconciling items were net tax benefits for the effect of the change in the U.S. federal corporate tax rate from 35% to 21%on deferred taxes, the tax-free consolidation of our equity method investment in HSN, and tax benefits derived from Qurate Retail’s alternative energy tax credits and incentives, partially offset by net tax expense for an increase in the Company’s valuation allowance and an increase in the Company’s state effective tax rate used to measure deferred taxes.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2019	2018
	amounts in millions
Deferred tax assets:
Tax losses and credit carryforwards	$314	177
Foreign tax credit carryforwards	154	121
Accrued stock compensation	22	30
Operating lease liability	84	—
Other accrued liabilities	48	65
Other	186	110
Deferred tax assets	808	503
Valuation allowance	(205)	(154)
Net deferred tax assets	603	349

Deferred tax liabilities:
Investments	122	55
Intangible assets	856	1,123
Fixed assets	106	—
Discount on exchangeable debentures	1,047	1,067
Other	153	29
Deferred tax liabilities	2,284	2,274
Net deferred tax liabilities	$1,681	1,925

The Company's valuation allowance increased $51 million in 2019, and all of which affected tax expense.

At December 31, 2019, the Company has a deferred tax asset of $314 million for net operating losses, credit carryforwards, and interest expense carryforwards. If not utilized to reduce income tax liabilities in future periods, $262 million of these loss carryforwards and tax credits will expire at various times between 2020 and 2039. The remaining $52 million of tax losses and carryforwards may be carried forward indefinitely. These losses and credit carryforwards are expected to be utilized prior to expiration, except for $126 million.

At December 31, 2019, the Company had a deferred tax asset of $154 million for foreign tax credit carryforwards. If not utilized to reduce income tax liabilities in future periods, these foreign tax credits carryforwards will expire at various times between 2022 and 2029. The Company estimates that $79 million of its foreign tax credit carryforward will expire without utilization.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Balance at beginning of year	$70	71	72
Additions based on tax positions related to the current year	5	9	10
Additions for tax positions of prior years	14	2	4
Reductions for tax positions of prior years	(3)	—	—
Lapse of statute and settlements	(11)	(12)	(15)
Balance at end of year	$75	70	71

As of December 31, 2019, 2018 and 2017, the Company had recorded tax reserves of $75 million, $70 million and $71 million, respectively, related to unrecognized tax benefits for uncertain tax positions.  If such tax benefits were to be recognized for financial statement purposes, $61 million, $56 million and $60 million for the years ended December 31, 2019, 2018 and 2017, respectively, would be reflected in the Company's tax expense and affect its effective tax rate.  Qurate Retail's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2019. The amount of unrecognized tax benefits related to these issues could change as a result of potential settlements, lapsing of statute of limitations and revisions of estimates.  It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may increase within the next twelve months by up to $2 million.

As of December 31, 2019, the Company's tax years prior to 2016 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2016 and 2017 tax years. The Company's 2018 and 2019 tax years are being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. Various states are currently examining the Company's prior years’ state income tax returns. The Company is not under audit in any foreign tax jurisdictions.

The Company recorded $23 million of accrued interest and penalties related to uncertain tax positions as of December 31, 2019, $20 million as of December 31, 2018 and $17 million as of December 31, 2017.

(11) Stockholders' Equity

Preferred Stock

Qurate Retail's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Qurate Retail's Board of Directors.  As of December 31, 2019, no shares of preferred stock were issued.

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

December 31, 2019, 2018 and 2017

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

At the Annual Meeting of Stockholders held on May 23, 2018, the Company’s stockholders approved an amendment to the Restated Certificate of Incorporation, which (i) eliminated the tracking stock capitalization structure of the Company and (ii) reclassified each outstanding share of Series A and Series B QVC Group common stock into one share of our Series A and Series B common stock, respectively.  In addition, the amendment to the Restated Certificate of Incorporation changed (i) the total number of shares of the Company’s capital stock which the Company will have the authority to issue to 8,200 million shares, (ii) the number of shares of the Company’s capital stock designated as “Common Stock” to 8,150 million shares, (ii) the number of shares of Common Stock designated as “Series A Common Stock,” “Series B Common Stock” and “Series C Common Stock” to 4,000 million shares, 150 million shares and 4,000 million shares, respectively, and (iii) the number of shares of the Company’s capital stock designated as “Preferred Stock” to 50 million shares.

As of December 31, 2019, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 23.2 million shares of Series A Qurate Retail common stock and approximately 1.8 million shares of Series B Qurate Retail common stock.

In addition to the Series A and Series B Qurate Retail common stock, there are 4 billion shares of Series C Qurate Retail common stock authorized for issuance, respectively. As of December 31, 2019, no shares of any Series C Qurate Retail common stock were issued or outstanding.

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

During the year ended December 31, 2019, the Company repurchased 24,329,610 shares of Series A Qurate Retail common stock for aggregate cash consideration of $392 million.

All of the foregoing shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(12) Related Party Transactions with Officers and Directors

Chairman Compensation Arrangement

In December 2014, the Compensation Committee of Qurate Retail approved a compensation arrangement, including term options discussed in note 13, for its current Chairman. The arrangement provides for a five year employment term beginning January 1, 2015 and ending December 31, 2019, with an annual base salary of $960,750, increasing annually by 5% of the prior year's base salary, and an annual target cash bonus equal to 250% of the applicable year's annual base salary. The arrangement also provides that, in the event the Chairman is terminated for "cause," he will be entitled only to his accrued base salary and any amounts due under applicable law and he will forfeit all rights to his unvested term options. If, however, the Chairman was terminated by Qurate Retail without cause or if he terminated his employment for “good reason,” the arrangement provided for him to receive his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a severance payment of 1.5 times his base salary during the year of his termination, a payment equal to $11.75 million pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million, and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. If the Chairman terminated his employment without “good reason,” he would have been entitled to his accrued base salary, his accrued but unpaid bonus and any amounts due under applicable law, a payment equal to $11.75 million pro rated based upon the elapsed number of days in the calendar year of termination, and for his unvested term options to generally vest pro rata based on the portion of the term elapsed through the termination date and all vested and accelerated options to remain exercisable until their respective expiration dates.  Lastly, in the case of the Chairman's death or his disability, the arrangement provided that he would have been entitled only to his accrued base salary and any amounts due under applicable law, a payment of 1.5 times his base salary during that year, a payment equal to $11.75 million pro rated based upon the elapsed number of days in the calendar year of termination, a payment equal to $17.5 million and for his unvested term options to fully vest and for his vested and accelerated term options to remain exercisable until their respective expiration dates.

Pursuant to the Chairman’s compensation arrangement, he received aggregate target equity awards allocated between Qurate Retail and Liberty Media in the amounts of $16 million with respect to calendar year 2015, $17 million with respect to calendar year 2016, $18 million with respect to calendar year 2017, $19 million with respect to calendar year 2018 and $20 million with respect to calendar year 2019.  In addition, Qurate Retail and Liberty Media’s compensation committees could have granted additional equity awards each year up to a maximum of 50% of the target amount allocated to Qurate Retail for the relevant year.

See discussion in note 1 regarding the new compensation agreement with the Company’s Chairman effective January 1, 2020.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

CEO Compensation Agreement

On September 27, 2015, the Compensation Committee of Qurate Retail approved a compensation arrangement for our current CEO.  The arrangement provides for a five year employment term beginning December 16, 2015 and ending December 31, 2020, with an annual base salary of $1.25 million and an annual target cash bonus equal to 100% of the CEO’s annual base salary.  The arrangement also provides the CEO with the opportunity to earn annual performance-based equity incentive awards during the employment term.  Beginning in 2016, the CEO received an annual $4.125 million grant of performance-based RSUs with respect to QRTEA.  Also, on September 27, 2015, in connection with the approval of his compensation arrangement, the CEO received a one-time grant of 1,680,065 stock options to purchase shares of QRTEA with an exercise price of $26.00 per share.  50% of such options vested on December 31, 2019 and the remaining  50% will vest on December 31, 2020, with an expiration date of December 31, 2022.

In connection with the CEO’s appointment to this position on March 9, 2018, the Compensation Committee of Qurate Retail approved a one-time grant of stock options and performance-based RSUs to the CEO on August 13, 2018.  The options consist of 577,358 options to purchase shares of QRTEA with an exercise price of $22.18.  50% of such options vested on December 15, 2019 and the remaining 50% will vest on December 15, 2020, and have a seven year term.  The RSUs consist of 182,983 performance-based RSUs with respect to QRTEA which vest on December 21, 2020 based on performance of the Company and the personal performance of the CEO, and at the sole discretion of the Compensation Committee.

(13) Stock-Based Compensation

Qurate Retail - Incentive Plans

Pursuant to the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”), as amended, the Company may grant stock options (“Awards”) to be made in respect of a maximum of 39.9 million shares of Series A and Series B Qurate Retail common stock. Awards generally vest over 4-5 years and have a term of 7-10 years. Qurate Retail issues new shares upon exercise of equity awards.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Qurate Retail – Grants

The following table presents the number and weighted average GDFV of options granted by Qurate Retail during the years ended December 31, 2019, 2018 and 2017:

	For the Years ended December 31,
	2019		2018		2017
	Options Granted (000's)	Weighted Average GDFV	Options Granted (000's)	Weighted Average GDFV	Options Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, QVC and HSN employees (1)	2,503	$4.07	3,783	$8.77	3,115	$7.86
Series A Qurate Retail common stock, Zulily employees (1)	328	$4.08	336	$8.65	483	$7.86
Series A Qurate Retail common stock, Qurate Retail employees and directors (2)	639	$3.97	72	$7.31	518	$7.81
Series A Qurate Retail common stock, Qurate Retail President and CEO (3)	NA	NA	577	$7.09	NA	NA
Series A Qurate Retail common stock, Qurate Retail Chairman of the Board (4)	2,134	$3.44	NA	NA	NA	NA
Series B Qurate Retail common stock, Qurate Retail Chairman of the Board (4)	26	$5.84	175	$8.84	154	$7.92
Series A Ventures Group common stock, Qurate Retail employees and directors (2)	NA	NA	NA	NA	188	$16.52
Series B Ventures Group common stock, Qurate Retail Chairman of the Board (4)	NA	NA	143	$16.55	269	$15.41
(1)	Mainly vests semi-annually over four years.
(2)	Mainly vests between three and five years for employees and in one year for directors.
(3)	50% vested on December 15, 2019, and 50% vests on December 15, 2020.
(4)	The grant made in March 2019 vested immediately, and the grant made in December 2019 in connection with the Chairman’s new employment agreement cliff vests in December 2023. Grants in 2018 and 2017 cliff vested at the end of their respective grant year. Grants were made in connection with his new and previous employment agreement (see notes 1 and 12).

In addition to the stock option grants to the Qurate Retail Chairman of the Board, and in connection with his employment agreement, Qurate Retail granted time-based and performance-based restricted stock units ("RSUs"). During the year ended December 31, 2019, Qurate Retail granted 19 thousand time-based RSUs of Series B Qurate Retail common stock. Such RSUs had a GDFV of $17.90 per share at the time they were granted and cliff vested on March 11, 2019. During the years ended December 31, 2019, 2018 and 2017, Qurate Retail granted 194 thousand, 124 thousand and 115 thousand performance-based RSUs, respectively, of Series B Qurate Retail common stock.  Such RSUs had a fair value of $17.90, $27.56 and $19.90 per share, respectively, at the time they were granted.  Also during the year ended December 31, 2019, Qurate Retail granted approximately 191 thousand performance-based RSUs of Series A Qurate Retail common stock to its President and CEO. The Series A RSUs had a GDFV of $17.90 per share at the time they were granted.  The 2019, 2018 and 2017 performance-based RSUs cliff vest  one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee.  Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized.  As the satisfaction of the performance objectives becomes probable, the Company records compensation expense.  The value of the grant is remeasured at each reporting period.  This grant includes the first upfront option grant related to the Chairman’s new employment agreement. See discussion in note 1 regarding the new compensation agreement with the Company’s Chairman.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

In connection with the Option Exchange in 2017 (see below), Qurate Retail granted 5.9 million, 946 thousand and 1.1 million options to purchase shares of Series A Qurate Retail common stock, Series A Liberty Ventures common stock and Series B Liberty Ventures common stock, respectively.  Such options had an incremental weighted average GDFV of $3.49, $8.53 and $6.94, respectively.

During the fourth quarter of 2017, the Company entered into a series of transactions with certain officers of Qurate Retail, associated with certain outstanding stock options, in order to recognize tax deductions in 2017 versus future years (the “Option Exchange”).  On December 26, 2017 (the “Grant Date”), pursuant to the approval of the Compensation Committee of its Board of Directors, the Company effected the acceleration of (i) each unvested in-the-money option to acquire shares of LVNTA and (ii) each unvested in-the-money option to acquire shares of LVNTB, in each case, held by certain of its officers (collectively, the “Eligible Optionholders”).  Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, all of his outstanding in-the-money vested and unvested options to acquire QRTEA shares, LVNTA shares and LVNTB shares (the “Eligible Options”), and:

●	with respect to each vested Eligible Option, the Company granted the Eligible Optionholder a vested new option with substantially the same terms and conditions as the exercised vested Eligible Option, except that the exercise price for the new option was, in the case of options to acquire shares of QRTEA or LVNTA, the closing price on the Grant Date per QRTEA or LVNTA share, as applicable, and, in the case of options to acquire shares of LVNTB, the fair market value on the Grant Date of the LVNTB shares as determined pursuant to the incentive plan under which the awards were granted; and
●	with respect to each unvested Eligible Option:
o	in satisfaction of the exercise, on a net settled basis, of the unvested Eligible Options, the Company granted the Eligible Optionholder a number of restricted LVNTA or LVNTB shares (the “Restricted Shares”) with a vesting schedule identical to that of the unvested Eligible Options so exercised, and the Eligible Optionholder made an election under Section 83(b) of the Internal Revenue Code with respect to such Restricted Shares; and
o	the Company granted the Eligible Optionholder a new option (the “Unvested New Option”) to acquire the same series of common stock and with substantially the same terms and conditions, including with respect to vesting and expiration, as the unvested Eligible Option exercised as set forth above, except that the number of LVNTA or LVNTB shares subject to such Unvested New Option was equal to the number of shares subject to the unvested Eligible Option minus the number of Restricted Shares received upon exercise of such unvested Eligible Option. The exercise price of such new option was, in the case of a LVNTA option, the closing price on the Grant Date per share of LVNTA, or, in the case of a LVNTB option, the fair market value on the Grant Date of the LVNTB shares as determined pursuant to the incentive plan under which the Unvested New Options were granted.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2019, 2018 and 2017, the range of expected terms was 2.0 to 6.4.  The volatility used in the calculation for Awards is based on the historical volatility of the Company's stocks and the implied volatility of publicly traded Qurate Retail options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

The following table presents the range of volatilities used by Qurate Retail in the Black-Scholes-Merton Model for the 2019, 2018 and 2017 Qurate Retail and Liberty Ventures grants.

	Volatility
2019 grants
Qurate Retail options	30.1%	-	44.8%
2018 grants
Qurate Retail options	29.7%	-	30.5%
Liberty Ventures options	27.9%	-	27.9%
2017 grants
Qurate Retail options	26.9%	-	32.7%
Liberty Ventures options	25.9%	-	28.9%

Qurate Retail - Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Qurate Retail common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

	Qurate Retail
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Awards		remaining		value	Awards		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Outstanding at January 1, 2019	28,438	$24.47				1,818	$27.22
Granted	5,604	$10.49				26	$18.03
Exercised	(449)	$15.43				—	$—
Forfeited/Cancelled	(10,345)	$24.46				—	$—
Outstanding at December 31, 2019	23,248	$21.28	4.1	years	$4	1,844	$27.09	3.1	years	$—
Exercisable at December 31, 2019	13,200	$23.74	3.1	years	$4	1,844	$27.09	3.1	years	$—

As of December 31, 2019, the total unrecognized compensation cost related to unvested Qurate Retail Awards was approximately $46 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.7 years.

As of December 31, 2019, Qurate Retail reserved 25.1 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Qurate Retail - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2019, 2018 and 2017 was $2 million, $28 million and $145 million, respectively.  The aggregate intrinsic value of options exercised for the year ended December 31, 2017 includes approximately $104 million related to the intrinsic value of options exercised as a result of the Option Exchange.

Qurate Retail - Restricted Stock

The Company had approximately 5.4 million unvested restricted shares of Qurate Retail common stock, held by certain directors, officers and employees of the Company as of December 31, 2019.  These Series A and Series B unvested restricted shares of Qurate Retail had a weighted average GDFV of $18.58 per share.

The aggregate fair value of all restricted shares of Qurate Retail common stock that vested during the years ended December 31, 2019, 2018 and 2017 was $25 million, $64 million and $23 million, respectively.

(14) Employee Benefit Plans

Subsidiaries of Qurate Retail sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in Qurate Retail common stock, as well as other mutual funds.  The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees.  Employer cash contributions to all plans aggregated $25 million, $26 million and $20 million, respectively, for the years ended December 31, 2019, 2018 and 2017, respectively.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

			Comprehensive
	Foreign	Share of	Earnings (loss)
	currency	AOCI	Attributable to
	translation	of equity	Debt Credit Risk
	adjustments	affiliates	Adjustments	Other	AOCI
	amounts in millions
Balance at January 1, 2017	$(260)	(6)	—	—	(266)
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	130	3	—	—	133
Balance at December 31, 2017	(130)	(3)	—	—	(133)
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	(50)	(2)	38	16	2
Cumulative effect of accounting change	—	—	—	76	76
Balance at December 31, 2018	$(180)	(5)	38	92	(55)
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	(1)	—	2	(1)	—
Balance at December 31, 2019	$(181)	(5)	40	91	(55)

The components of other comprehensive earnings (loss) are reflected in Qurate Retail's consolidated statements of comprehensive earnings (loss) net of taxes.  The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
	amounts in millions
Year ended December 31, 2019:
Foreign currency translation adjustments	$—	1	1
Recognition of previously unrealized losses (gains) on debt, net	(1)	—	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	1	—	1
Other comprehensive earnings (loss)	$—	1	1
Year ended December 31, 2018:
Foreign currency translation adjustments	$(49)	1	(48)
Recognition of previously unrealized losses (gains) on debt, net	21	(5)	16
Share of other comprehensive earnings (loss) of equity affiliates	(3)	1	(2)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	50	(12)	38
Other comprehensive earnings (loss)	$19	(15)	4
Year ended December 31, 2017:
Foreign currency translation adjustments	$155	(21)	134
Share of other comprehensive earnings (loss) of equity affiliates	5	(2)	3
Other comprehensive earnings (loss)	$160	(23)	137

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(16) Commitments and Contingencies

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

(17) Information About Qurate Retail's Operating Segments

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

For segment reporting purposes, Qurate Retail defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding all stock-based compensation and transaction related costs). Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, certain purchase accounting adjustments, separately reported litigation settlements, transaction related costs (including restructuring, integration, and advisory fees), and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

For the year ended December 31, 2019, Qurate Retail has identified the following consolidated subsidiaries as its reportable segments:

●	QxH– QVC U.S. and HSN market and sell a wide variety of consumer products in the United States, primarily by means of their televised shopping programs and via the Internet through their websites and mobile applications.
●	QVC International – QVC International markets and sells a wide variety of consumer products in several foreign countries, primarily by means of its televised shopping programs and via the Internet through its international websites and mobile applications.
●	Zulily – Zulily markets and sells a wide variety of consumer products in the United States and several foreign countries through flash sales events, primarily through its app, mobile and desktop experiences.

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

Performance Measures

	Years ended December 31,
	2019		2018		2017
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
QxH	$8,277	1,536	8,544	1,630	6,140	1,455
QVC International	2,709	446	2,738	429	2,631	451
Zulily	1,571	48	1,817	108	1,613	91
Corporate and other	901	(1)	973	(13)	23	(47)
Inter-segment eliminations	—	—	(2)	—	(3)	—
Consolidated Qurate Retail	$13,458	2,029	14,070	2,154	10,404	1,950

Other Information

	December 31, 2019			December 31, 2018
		Investments			Investments
	Total	in	Capital	Total	in	Capital
	assets	affiliates	expenditures	assets	affiliates	expenditures
	amounts in millions
QxH	$12,774	40	257	12,817	38	161
QVC International	2,268	—	34	2,154	—	67
Zulily	1,136	—	23	2,199	—	24
Corporate and other	1,127	86	11	671	97	23
Consolidated Qurate Retail	$17,305	126	325	17,841	135	275

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Consolidated segment Adjusted OIBDA	$2,029	2,154	1,950
Stock-based compensation	(71)	(88)	(123)
Depreciation and amortization	(606)	(637)	(725)
Transaction related costs	(1)	(72)	(59)
Impairment of intangible assets and long lived assets	(1,167)	(33)	—
Operating income	184	1,324	1,043
Interest expense	(374)	(381)	(355)
Share of earnings (loss) of affiliates, net	(160)	(162)	(200)
Realized and unrealized gains (losses) on financial instruments, net	(251)	76	145
Gains (losses) on transactions, net	(1)	1	410
Tax sharing income (expense) with GCI Liberty, Inc.	(26)	32	—
Other, net	6	(7)	7
Earnings (loss) from continuing operations before income taxes	$(622)	883	1,050

Revenue by Geographic Area

Revenue by geographic area based on the location of customers is as follows:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
United States	$10,666	11,233	7,684
Japan	1,028	947	934
Germany	890	943	899
Other foreign countries	874	947	887
	$13,458	14,070	10,404

Long-lived Assets by Geographic Area

	December 31,
	2019	2018
	amounts in millions
United States	$935	869
Japan	153	165
Germany	154	161
Other foreign countries	109	127
	$1,351	1,322

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(18) Quarterly Financial Information (Unaudited)

As discussed in note 5, on March 9, 2018, Qurate Retail completed the GCI Liberty Split-Off. The unaudited quarterly information below for 2018 reflects Qurate Retail’s interest in Liberty Broadband as a discontinued operation for all periods presented.

	1st		2nd	3rd	4th
	Quarter		Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2019:
Revenue		$3,085	3,111	3,089	4,173
Operating income		$288	336	(727)	287
Net earnings (loss)		$66	130	(755)	154
Net earnings (loss) attributable to Qurate Retail, Inc. stockholders:
Series A and Series B Qurate Retail common stock		$55	118	(770)	141
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	NA
Basic net earnings (loss) from continuing operations attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock		$0.13	0.28	(1.85)	0.34
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	NA
Diluted net earnings (loss) from continuing operations attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock		$0.13	0.28	(1.85)	0.34
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	NA
Basic net earnings (loss) attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock		$0.13	0.28	(1.85)	0.34
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	NA
Diluted net earnings (loss) attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock		$0.13	0.28	(1.85)	0.34
Series A and Series B Liberty Ventures common stock	$	NA	NA	NA	NA

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2018:
Revenue	$3,230	3,233	3,231	4,376
Operating income	$294	358	237	435
Net earnings (loss)	$397	198	82	287
Net earnings (loss) attributable to Qurate Retail, Inc. stockholders:
Series A and Series B Qurate Retail common stock	$142	187	72	273
Series A and Series B Liberty Ventures common stock	$242	NA	NA	NA
Basic net earnings (loss) from continuing operations attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock	$0.30	0.40	0.16	0.61
Series A and Series B Liberty Ventures common stock	$1.17	NA	NA	NA
Diluted net earnings (loss) from continuing operations attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock	$0.30	0.40	0.16	0.61
Series A and Series B Liberty Ventures common stock	$1.16	NA	NA	NA
Basic net earnings (loss) attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock	$0.30	0.40	0.16	0.61
Series A and Series B Liberty Ventures common stock	$2.81	NA	NA	NA
Diluted net earnings (loss) attributable to Qurate Retail, Inc. stockholders per common share:
Series A and Series B Qurate Retail common stock	$0.30	0.40	0.16	0.61
Series A and Series B Liberty Ventures common stock	$2.78	NA	NA	NA

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2020:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

We expect to file our definitive proxy statement for our 2020 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 29, 2020.

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

2.2

Agreement and Plan of Merger, dated as of July 5, 2017, by and among Liberty Interactive Corporation, Liberty Horizon, Inc. and HSN, Inc. (included as Annex A to the proxy statement/prospectus forming a part of the Registrant’s Registration Statement on Form S-4 filed on August 31, 2017 (File No. 333-220270)).

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

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Form of Specimen certificate for shares of the Registrant's Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the 2018 Form 8-A).

4.2	Form of Specimen certificate for shares of the Registrant's Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the 2018 Form 8-A).

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*

4.4	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 - Material Contracts:

10.1

Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2000 Incentive Plan") (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2011 filed on November 8, 2011 (File No. 001-33982) (the “Liberty 2011 10-Q”)). +

10.2

Amendment to the 2000 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 5, 2013 (File No. 001-33982) (the “Liberty 2013 10-Q”)). +

10.3

Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.6 to the Liberty 2011 10-Q). +

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

10.9

Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (amended and restated as of December 17, 2015) (the “2011 Directors Plan”) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016 (File No. 001-33982) (the “Liberty 2015 10-K”)). +

10.10

Liberty Interactive Corporation 2012 Incentive Plan (Amended and Restated as of March 31, 2015) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)). +

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

10.31

Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (the “Services Agreement”) (incorporated by reference to Exhibit 10.5 to the Starz S-4).+

10.32

Indenture dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC Inc.’s Registration Statement on Form S-4 filed on October 19, 2012 (File No. 333-184501)).

10.33

Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to QVC, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed on May 9, 2013 (File No. 333-184501)).

10.34

Form of the Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC’s Registration Statement on Form S-4 filed on April 30, 2014 (File No. 333-195586)).

10.35

Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC’s Registration Statement on Form S-4 filed on October 10, 2014 (File No. 333-199254)).

10.36

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

10.37

Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).+

10.38	zulily, inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 8, 2013 (File No. 333-191617)). +

10.39	zulily, inc. 2013 Equity Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 17, 2013 (File No. 333-191617)). +

10.40	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.48 to the Liberty 2015 10-K). +

10.41	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.49 to the Liberty 2015 10-K). +

10.42

Form of 2017 Performance-based Restricted Stock Unit Agreement (QVCB) under the Liberty Interactive Corporation 2016 Omnibus Incentive Plan (the “2016 Incentive Plan”) for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 001-33982) (the “2017 Q3 10-Q”)). +

10.43	Form of 2017 Term Option Agreement under the 2016 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the 2017 Q3 10-Q). +

10.44

Form of 2017 Performance-based Restricted Stock Unit Agreement under the 2016 Incentive Plan for certain officers other than the Chief Executive Officer and Chief Legal Officer (incorporated by reference to Exhibit 10.3 to the 2017 Q3 10-Q). +

10.45	Form of Restricted Stock Units Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.4 to the 2017 Q3 10-Q). +

10.46	Form of Nonqualified Stock Option Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.5 to the 2017 Q3 10-Q). +

10.47

HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to HSN, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed on February 20, 2014 (File No. 01-34061)). +

10.48	HSN, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A of HSN, Inc.’s 2017 Proxy Statement on Schedule 14A as filed on April 10, 2017 (File No. 01-34061)). +

10.49

Form of Election Form with respect to December 2017 Option Exchange Proposal for participants (incorporated by reference to Exhibit 10.57 the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 1, 2018 (File No. 001-33982)). +

10.50

Letter Agreement between Liberty Interactive Corporation and Liberty Media Corporation relating to the Services Agreement (incorporated by reference to Exhibit 10.60 to Liberty Media Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed on February 28, 2018 (File No. 001-35707)).+

10.51	Amendment, dated March 13, 2018, of certain Liberty Interactive Corporation incentive plans (incorporated by reference to Exhibit 10.4 to the Liberty 2018 Q1 10-Q).+

10.52

Tax Sharing Agreement, dated as of March 9, 2018, by and between Liberty Interactive Corporation and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385) (the “GCI March 8-K”)).

10.53

Indemnification Agreement, dated as of March 9, 2018, by and among Liberty Interactive Corporation, GCI Liberty, Inc., Liberty Interactive LC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to the GCI March 8-K).

10.54

Performance-Based Restricted Stock Unit Award Agreement under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan for Michael George (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 9, 2018 (File No. 001-33982) (the “Liberty 2018 Q3 10-Q”)).+

10.55	Nonqualified Stock Option Agreement under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan for Michael George (incorporated by reference to Exhibit 10.2 to the Liberty 2018 Q3 10-Q).+

10.56

Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to QVC, Inc.’s Form 8-A filed on September 13, 2018 (File No. 001-38654) (the “2018 QVC Form 8-A”)).

10.57

First Supplemental Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the 2018 QVC Form 8-A).

10.58	Form of QVC, Inc. 6.375% Senior Secured Notes due 2067 (incorporated by reference to Exhibit 4.3 to the 2018 QVC Form 8-A).

10.59

Second Supplemental Indenture, dated November 26, 2019, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the QVC, Inc.’s Form 8-A filed on November 26, 2019 (File No. 001-38654) (the “2019 QVC Form 8-A”)).

10.60	Form of 6.250% Senior Secured Notes due 2068 (incorporated by reference to Exhibit 4.3 to the 2019 QVC Form 8-A).

10.61

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed on May 10, 2019 (File No. 001-33982)).

10.62

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media Corporation and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc.*+

10.63

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-35707)). +

10.64

Form of Annual Option Award Agreement between the Registrant and Gregory B. Maffei under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report filed on December 19, 2019 (File No. 001-33982) (the “December 2019 8-K”)). +

10.65

Form of Annual Performance-based Restricted Stock Unit Award Agreement between the Registrant and Gregory B. Maffei under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the December 2019 8-K). +

10.66

Form of Upfront Award Agreement between the Registrant and Gregory B. Maffei under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 8-K). +

10.67

Third Supplemental Indenture, dated February 4, 2020, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to QVC Inc.’s Current Report on Form 8-K (File No. 001-38654) as filed on February 4, 2020 (the “February 2020 Form 8-K”)).

10.68	Form of 4.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.3 to the February 2020 Form 8-K).

21	Subsidiaries of Qurate Retail, Inc.*

23.1	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

99.1	Reconciliation of Qurate Retail, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

QURATE RETAIL, INC.

Date: February 26, 2020	By /s/ MICHAEL A. GEORGE
Michael A. George
Chief Executive Officer and President

Date: February 26, 2020	By /s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board and Director	February 26, 2020
Gregory B. Maffei

/s/Michael A. George	Director, Chief Executive Officer	February 26, 2020
Michael A. George	and President

/s/Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	February 26, 2020
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/Richard N. Barton	Director	February 26, 2020
Richard N. Barton

/s/John C. Malone	Director	February 26, 2020
John C. Malone

/s/M. Ian G. Gilchrist	Director	February 26, 2020
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 26, 2020
Evan D. Malone

/s/David E. Rapley	Director	February 26, 2020
David E. Rapley

/s/Larry E. Romrell	Director	February 26, 2020
Larry E. Romrell

/s/ Andrea L. Wong	Director	February 26, 2020
Andrea L. Wong

/s/Mark Vadon	Director	February 26, 2020
Mark Vadon

/s/Fiona P. Dias	Director	February 26, 2020
Fiona P. Dias