Form 10-Q
period 2020-03-31
Qurate Retail, Inc.
filed 2020-05-08
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of April 30, 2020 was:

Series A common stock	387,364,099
Series B common stock	29,381,251

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2020	2019
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$555	673
Trade and other receivables, net of allowance for doubtful accounts of $139 million and $129 million, respectively	1,440	1,854
Inventory, net	1,433	1,413
Other current assets	320	636
Total current assets	3,748	4,576
Investments in equity securities	72	76
Property and equipment, net	1,317	1,351
Intangible assets not subject to amortization (note 5):
Goodwill	6,563	6,576
Trademarks	3,168	3,168
	9,731	9,744
Intangible assets subject to amortization, net (note 5)	886	955
Other assets, at cost, net of accumulated amortization	756	603
Total assets	$16,510	17,305

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2020	2019
	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$844	1,091
Accrued liabilities	907	1,173
Current portion of debt, including $888 million and $1,557 million measured at fair value (note 6)	888	1,557
Other current liabilities	174	180
Total current liabilities	2,813	4,001
Long-term debt, including $444 million and $0 measured at fair value (note 6)	6,157	5,855
Deferred income tax liabilities	1,723	1,716
Other liabilities	716	761
Total liabilities	11,409	12,333
Equity
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 387,357,451 shares at March 31, 2020 and 386,691,461 shares at December 31, 2019	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,381,251 shares at March 31, 2020 and 29,278,424 shares at December 31, 2019	—	—
Series C common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Additional paid-in capital	9	—
Accumulated other comprehensive earnings (loss), net of taxes	88	(55)
Retained earnings	4,871	4,891
Total stockholders' equity	4,972	4,840
Noncontrolling interests in equity of subsidiaries	129	132
Total equity	5,101	4,972
Commitments and contingencies (note 7)
Total liabilities and equity	$16,510	17,305

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Total revenue, net	$2,920	3,085
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	1,933	2,023
Operating expense	193	196
Selling, general and administrative, including stock-based compensation (note 2)	421	425
Depreciation and amortization	142	153
	2,689	2,797
Operating income (loss)	231	288
Other income (expense):
Interest expense	(97)	(96)
Share of earnings (losses) of affiliates, net	(36)	(45)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(138)	(81)
Other, net	13	(8)
	(258)	(230)
Earnings (loss) before income taxes	(27)	58
Income tax (expense) benefit	18	8
Net earnings (loss)	(9)	66
Less net earnings (loss) attributable to the noncontrolling interests	11	11
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(20)	55

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$(0.05)	0.13
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$(0.05)	0.13

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Net earnings (loss)	$(9)	66
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(22)	(7)
Recognition of previously unrealized losses (gains) on debt, net	(1)	—
Comprehensive earnings (loss) attributable to debt credit risk adjustments	167	(22)
Other comprehensive earnings (loss)	144	(29)
Comprehensive earnings (loss)	135	37
Less comprehensive earnings (loss) attributable to the noncontrolling interests	12	11
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$123	26

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(9)	66
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	142	153
Stock-based compensation	11	19
Share of (earnings) losses of affiliates, net	36	45
Realized and unrealized (gains) losses on financial instruments, net	138	81
Deferred income tax expense (benefit)	(43)	(31)
Other, net	4	5
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	411	370
Decrease (increase) in inventory	(23)	(86)
Decrease (increase) in prepaid expenses and other assets	62	52
(Decrease) increase in trade accounts payable	(240)	(272)
(Decrease) increase in accrued and other liabilities	(317)	(246)
Net cash provided (used) by operating activities	172	156
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(36)	(43)
Capital expenditures	(45)	(61)
Expenditures for television distribution rights	(1)	(52)
Other investing activities, net	8	(10)
Net cash provided (used) by investing activities	(74)	(166)
Cash flows from financing activities:
Borrowings of debt	743	731
Repayments of debt	(942)	(618)
Repurchases of Qurate Retail common stock	—	(210)
Withholding taxes on net settlements of stock-based compensation	(2)	(6)
Dividends paid to noncontrolling interest	(15)	(22)
Other financing activities, net	6	(6)
Net cash provided (used) by financing activities	(210)	(131)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(6)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	(118)	(145)
Cash, cash equivalents and restricted cash at beginning of period	681	660
Cash, cash equivalents and restricted cash at end of period	$563	515

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2020	2019
	in millions
Cash and cash equivalents	$555	673
Restricted cash included in other current assets	8	8
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$563	681

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2020	$—	4	—	—	(55)	4,891	132	4,972
Net earnings (loss)	—	—	—	—	—	(20)	11	(9)
Other comprehensive earnings (loss)	—	—	—	—	143	—	1	144
Stock compensation	—	—	—	11	—	—	—	11
Distribution to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Other	—	—	—	(2)	—	—	—	(2)
Balance at March 31, 2020	$—	4	—	9	88	4,871	129	5,101

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity
	amounts in millions
Balance at January 1, 2019	$—	4	—	—	(55)	5,675	120	5,744
Net earnings (loss)	—	—	—	—	—	55	11	66
Other comprehensive earnings (loss)	—	—	—	—	(29)	—	—	(29)
Stock compensation	—	—	—	19	—	—	—	19
Series A Qurate Retail stock repurchases	—	—	—	(210)	—	—	—	(210)
Distribution to noncontrolling interest	—	—	—	—	—	—	(22)	(22)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(6)	—	—	—	(6)
Reclassification	—	—	—	197	—	(197)	—	—
Balance at March 31, 2019	$—	4	—	—	(84)	5,533	109	5,562

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Qurate Retail, Inc. (formerly named Liberty Interactive Corporation, prior to the GCI Liberty Split-Off defined and described below, or “Liberty”) and its controlled subsidiaries (collectively, "Qurate Retail," the "Company," “Consolidated Qurate Retail,” “us,” “we,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. Qurate Retail is made up of wholly-owned subsidiaries QVC, Inc. (“QVC”), which includes HSN, Inc. (“HSN”), Cornerstone Brands, Inc. (“Cornerstone”), Zulily, LLC (“Zulily”), and other cost and equity method investments.

Qurate Retail is primarily engaged in the video and online commerce industries in North America, Europe and Asia. The businesses of the Company’s wholly-owned subsidiaries, QVC, Cornerstone and Zulily, are seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Qurate Retail's Annual Report on Form 10-K for the year ended December 31, 2019.

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

In December 2019, a new coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and has subsequently spread across the globe causing a global pandemic, impacting all countries where Qurate Retail operates. As a result of the spread of the virus, most local governmental agencies have imposed travel restrictions, local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy.

As a result of COVID-19, management has increased the amounts of certain estimated reserves, including but not limited to, uncollectible receivables, inventory obsolescence and sales returns. Other than these changes, management is not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require the Company to update our estimates or judgments or revise the carrying value of our assets or liabilities.  Management’s estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

Qurate Retail has entered into certain agreements with Liberty Media Corporation ("LMC") (for accounting purposes, a related party of the Company), a separate publicly traded company. These agreements include a reorganization agreement, services agreement and facilities sharing agreement. Neither Qurate Retail nor LMC has any stock ownership, beneficial or otherwise, in the other. In connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”), Qurate Retail and GCI Liberty, Inc. (“GCI Liberty”) (for accounting purposes, a related party of the Company) entered into a tax sharing agreement.  Pursuant to the tax sharing agreement, GCI Liberty has agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation).

In December 2019, the Company entered into an amendment to the services agreement in connection with LMC’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s Chairman of the Board (the “Chairman”). Under the amended services agreement, components of his compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., GCI Liberty, and Liberty Broadband Corporation. (collectively, the “Service Companies”) or reimbursed to LMC, in each case, based on allocations among LMC and the Service Companies set forth in the amended services agreement, currently set at 19% for the Company.

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $3 million and $2 million was reimbursable to LMC for the three months ended March 31, 2020 and 2019, respectively.  Qurate Retail had a tax sharing payable in the amount of approximately $85 million and $95 million as of March 31, 2020 and December 31, 2019, respectively, included in Other liabilities in the condensed consolidated balance sheets.

(2)   Stock-Based Compensation

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $11 million and $19 million of stock-based compensation during the three months ended March 31, 2020 and 2019, respectively.

The following table presents the number and weighted average GDFV of options granted by the Company during the three months ended March 31, 2020:

	Three months ended
	March 31, 2020
	Options Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, QVC and HSN employees (1)	4,166	$1.94
Series A Qurate Retail common stock, Zulily employees (1)	618	$1.94
(1)	Grants vest semi-annually over four years.

During the three months ended March 31, 2020, Qurate Retail granted to its employees 9.3 million RSUs of Series A Qurate Retail common stock. The Series A RSUs had a GDFV of $4.44 per share and generally vest annually over four

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

years. In connection with our Chairman’s employment agreement, during the three months ended March 31, 2020, Qurate Retail granted 584 thousand performance-based RSUs of Series A Qurate Retail common stock to the Chairman. The Series A RSUs had a GDFV of $4.44 per share at the time they were granted and will cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives.  During the three months ended March 31, 2020, Qurate Retail also granted approximately 725 thousand performance-based RSUs of Series A Qurate Retail common stock to its CEO.  The Series A RSUs had a GDFV of $4.44 per share at the time they were granted and will cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

The Company has calculated the GDFV for all of its equity classified Awards and any subsequent remeasurement of its liability classified Awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Qurate Retail's stock and the implied volatility of publicly traded Qurate Retail options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

Qurate Retail—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of the Awards to purchase Qurate Retail common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	23,248	$21.28
Granted	4,784	$4.44
Exercised	—	$—
Forfeited/Cancelled	(2,656)	$19.78
Outstanding at March 31, 2020	25,376	$18.26	4.7	years	$11
Exercisable at March 31, 2020	12,000	$24.42	3.4	years	$3

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	1,844	$27.09
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2020	1,844	$27.09	2.8	years	$—
Exercisable at March 31, 2020	1,844	$27.09	2.8	years	$—

There were no options to purchase shares of Series B common stock granted during the three months ended March 31, 2020.

As of March 31, 2020, the total unrecognized compensation cost related to unvested Awards was approximately $47 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.0 years.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2020, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 25.4 million shares of Series A Qurate Retail common stock and 1.8 million shares of Series B Qurate Retail common stock.

(3)   Earnings (Loss) Per Common Share

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

Excluded from diluted EPS for the three months ended March 31, 2020 and 2019 are 22 million and 24 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended
	March 31,
	2020	2019
	number of shares in millions
Basic WASO	416	433
Potentially dilutive shares	1	1
Diluted WASO	417	434

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2020			December 31, 2019
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$248	248	—	339	339	—
Indemnification asset	$180	—	180	202	—	202
Debt	$1,332	—	1,332	1,557	—	1,557

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The indemnification asset relates to GCI Liberty’s agreement to indemnify Liberty Interactive LLC (“LI LLC”) and pertains to the ability of holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the “1.75% Exchangeable Debentures”) to exercise their exchange right according to the terms of the debentures on or before October 5, 2023.  Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the condensed consolidated balance sheets as of March 31, 2020 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2).  As of March 31, 2020, a holder of the 1.75% Exchangeable Debentures does not have the ability to exchange and, accordingly, such indemnification asset is included as a long-term asset in our condensed consolidated balance sheet as of that date. Additionally, as of March 31, 2020, 332,241 bonds of the 1.75% Exchangeable Debentures remain outstanding.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Equity securities	$(4)	5
Exchangeable senior debentures	(50)	(116)
Indemnification asset	(22)	32
Other financial instruments	(62)	(2)
	$(138)	(81)

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a gain of $220 million and a loss of $29 million for the three months ended March 31, 2020 and 2019, respectively, and the cumulative change was a gain of $391 million as of March 31, 2020.

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	Zulily	Other	Total
	amounts in millions
Balance at January 1, 2020	$5,228	859	477	12	6,576
Foreign currency translation adjustments	—	(13)	—	—	(13)
Balance at March 31, 2020	$5,228	846	477	12	6,563

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $91 million and $100 million for the three months ended March 31, 2020 and 2019, respectively. Based on its amortizable intangible assets as of March 31, 2020, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2020	$273
2021	$230
2022	$130
2023	$78
2024	$74

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	March 31, 2020	March 31, 2020	December 31, 2019
	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	502	502
4% Exchangeable Senior Debentures due 2029	431	334	327
3.75% Exchangeable Senior Debentures due 2030	433	245	318
3.5% Exchangeable Senior Debentures due 2031	221	309	422
0.75% Exchangeable Senior Debentures due 2043	—	—	2
1.75% Exchangeable Senior Debentures due 2046	332	444	488
Subsidiary level notes and facilities
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 4.75% Senior Secured Notes due 2027	575	575	—
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Bank Credit Facilities	525	525	1,235
Deferred loan costs	—	(47)	(40)
Total consolidated Qurate Retail debt	$7,183	7,045	7,412
Less current classification		(888)	(1,557)
Total long-term debt		$6,157	5,855

QVC Bank Credit Facilities

On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as co-borrower (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.95 billion revolving credit facility, with a $450 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily, with a $50 million sub-limit for standby letters of credit.  The remaining

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

$2.55 billion and any incremental loans may be borrowed only by QVC.  Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% to 0.75% depending on the Borrowers combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.

The payment and performance of the Borrowers’ obligations (including Zulily’s obligations) under the Fourth Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Fourth Amended and Restated Credit Agreement). Further, the borrowings under the Fourth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests.  In addition, the payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and Zulily are also guaranteed by each of Zulily’s Material Domestic Subsidiaries (as defined in the Fourth Amended and Restated Credit Agreement), if any, and are secured by a pledge of all of Zulily’s equity interests.

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

The interest rate on borrowings outstanding under the Fourth Amended and Restated Credit Agreement was 2.1% at March 31, 2020. Availability under the Fourth Amended and Restated Credit Agreement at March 31, 2020 was $2.4 billion, including the remaining portion of the $400 million tranche available to Zulily and outstanding letters of credit.

4.75% Senior Secured Notes due 2027

On February 4, 2020, QVC completed a registered debt offering for $575 million of the 4.75% Senior Secured Notes due 2027 (the "2027 Notes") at par. Interest on the 2027 Notes will be paid semi-annually in February and August, with payments commencing on August 15, 2020. The proceeds were used to partially prepay existing indebtedness under QVC's bank credit facilities.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of March 31, 2020 the Company’s exchangeable debentures have been classified as current because the Company does not own shares to redeem the debentures or they are currently redeemable, with the exception of the 1.75% Exchangeable Senior Debentures due 2046 which are classified as long-term as they are not currently redeemable. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at March 31, 2020.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2020 are as follows (amounts in millions):

Senior debentures	$617
QVC senior secured notes	$3,717

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2020.

(7)   Commitments and Contingencies

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

(8)   Information About Qurate Retail's Operating Segments

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

For the three months ended March 31, 2020, Qurate Retail has identified the following operating segments as its reportable segments:

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The accounting policies of the segments are the same as those described in the Company's Summary of Significant Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2019.

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	March 31, 2020
	QxH	QVC Int'l	Zulily	Corp and other	Total
	in millions
Home	$681	257	81	141	1,160
Apparel	299	101	120	36	556
Beauty	288	145	16	—	449
Accessories	212	58	76	—	346
Electronics	174	22	3	—	199
Jewelry	98	49	13	—	160
Other revenue	40	3	7	—	50
Total Revenue	$1,792	635	316	177	2,920

	Three months ended
	March 31, 2019
	QxH	QVC Int'l	Zulily	Corp and other	Total
	in millions
Home	$682	247	111	146	1,186
Apparel	327	112	140	41	620
Beauty	292	143	13	—	448
Accessories	221	62	108	—	391
Electronics	182	25	4	—	211
Jewelry	113	52	13	—	178
Other revenue	40	3	8	—	51
Total Revenue	$1,857	644	397	187	3,085

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended March 31,
	2020	2019
	amounts in millions
QxH	$293	352
QVC International	97	101
Zulily	2	17
Corporate and other	(8)	(10)
Consolidated Qurate Retail	$384	460

Other Information

	March 31, 2020
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
QxH	$12,271	39	35
QVC International	2,145	—	4
Zulily	1,107	—	5
Corporate and other	987	83	1
Consolidated Qurate Retail	$16,510	122	45

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) from continuing operations before income taxes:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Adjusted OIBDA	$384	460
Stock-based compensation	(11)	(19)
Depreciation and amortization	(142)	(153)
Operating income (loss)	$231	288
Interest expense	(97)	(96)
Share of earnings (loss) of affiliates, net	(36)	(45)
Realized and unrealized gains (losses) on financial instruments, net	(138)	(81)
Other, net	13	(8)
Earnings (loss) before income taxes	$(27)	58

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business strategies; COVID-19 (as defined below); revenue growth at QVC, Inc. ("QVC"); remediation of a material weakness; our projected sources and uses of cash; the recoverability of our goodwill and other intangible assets; and fluctuations in interest rates and foreign currency exchange rates. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	the impact of the novel coronavirus (“COVID-19”) pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;
●	customer demand for our products and services and our ability to anticipate customer demand and to adapt to changes in demand;
●	competitor responses to our products and services;
●	increased digital TV penetration and the impact on channel positioning of our programs;
●	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance, including availability, terms and deployment of capital;
●	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
●	the cost and ability of shipping companies, suppliers and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	availability of qualified personnel;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
●	domestic and international economic and business conditions and industry trends, including the impact of Brexit (as defined below);
●	consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
●	advertising spending levels;
●	changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and Internet protocol television and their impact on home shopping programming;
●	rapid technological changes;
●	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we operate;
●	natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control;
●	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world; and

●	fluctuations in foreign currency exchange rates.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2019.

The information herein relates to Qurate Retail, Inc. (formerly named Liberty Interactive Corporation, or “Liberty”) and its controlled subsidiaries (collectively “Qurate Retail,” the “Company,” “Consolidated Qurate Retail,” “us,” “we” or “our” unless the context otherwise requires).

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

In December 2019, the COVID-19 pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, impacting all countries where Qurate Retail operates. As a result of the spread of the virus, most local governmental agencies have imposed travel restrictions, local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy.

Through the date of this quarterly filing, in response to these stay at home restrictions, QVC has mandated that all non-essential employees work from home, has reduced the number of employees who are allowed on its production set and has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. QVC has also mandated that all essential employees who do not feel comfortable coming to work will not be required to do so. As a result of these resource constraints, QVC has reverted to pre-recorded programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. In certain markets, QVC has temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees. QVC believes this could have a negative impact to future financial results, depending on how long the pandemic persists.  While QVC does not currently have a plan in place for a significant workforce or compensation reduction as a result of COVID-19, the inability to control the spread of COVID-19, or the expansion or extension of these stay at home restrictions could significantly alter those plans in the future.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating.  As a result, at the end of March, QVC observed an increase in new customers and an increase in demand for certain lower margin categories, such as home and electronics, and a decrease in demand for higher margin categories, such as apparel. QVC has continued to offer its installment payment option and, as an accommodation to its customers, QVC has extended its return policy.

As a result, for the three months ending March 31, 2020, management has increased certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through QVC’s installment payment option, inventory obsolescence due to decreased demand for certain categories, such as apparel, and sales returns due to QVC’s extended return policy.

Zulily has seen increased freight surcharges from China due to COVID-19 and in concert with QVC has made work accommodations in its fulfillment centers which has resulted in an increase in labor expense.  Zulily has also incurred additional expenses to deep cleanse its fulfillment centers and office buildings as a result of COVID-19. In addition, Zulily management increased the uncollectible receivable balance due to uncertainty created by COVID-19.

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to the Company’s financial results, including its capital and liquidity, for the remainder of 2020 and beyond. These include governmental restrictions on the Company’s ability to continue to operate under stay at home restrictions, produce content, reduced demand for products sold, decreases in the disposable income of existing and potential new customers, higher unemployment, labor shortages, an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products the Company sells, including essential products experiencing higher demand due to factory closures, labor shortages and other resource constraints.  While the impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on the Company’s financial results.

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

Operating Results

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Revenue
QxH	$1,792	1,857
QVC International	635	644
Zulily	316	397
Corporate and other	177	187
Consolidated Qurate Retail	$2,920	3,085

Operating Income (Loss)
QxH	$190	247
QVC International	80	79
Zulily	(20)	(13)
Corporate and other	(19)	(25)
Consolidated Qurate Retail	$231	288

Adjusted OIBDA
QxH	$293	352
QVC International	97	101
Zulily	2	17
Corporate and other	(8)	(10)
Consolidated Qurate Retail	$384	460

Revenue.    Consolidated Qurate Retail revenue decreased 5.3% or $165 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year.  The decrease in the three months ended March 31, 2020 was due to decreased revenue at QxH of $65 million, decreased revenue at Zulily of $81 million, decreased revenue in the Corporate and other segment of $10 million, and decreased revenue at QVC International of $9 million. The decrease in Corporate and other revenue was due to a decrease in revenue at Cornerstone due to retail store closures as a result of the COVID-19 pandemic and softer consumer demand.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $11 million and $19 million of stock-based compensation for the three months ended March 31, 2020 and 2019, respectively. The decrease of $8 million for the three months ended March 31, 2020 was primarily due to decreases of $3 million at QxH, $2 million at Zulily, and $3 million at the corporate level. As of March 31, 2020, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $47 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.0 years.

Operating income.    Our consolidated operating results decreased $57 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The decrease in operating results for the three months ended March 31, 2020 was primarily due to a decrease in operating income at QxH and an increase in operating losses at Zulily, partially offset by a slight increase in operating income at QVC International and a decrease in operating losses at the Corporate and other segment.  Operating loss in the Corporate and other segment improved $6 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year, primarily related to a decrease in operating losses at the corporate level, partially offset by an increase in operating losses at Cornerstone due to lower sales performance. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

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

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Operating income (loss)	$231	288
Depreciation and amortization	142	153
Stock-based compensation	11	19
Adjusted OIBDA	$384	460

Consolidated Adjusted OIBDA decreased 16.5% or $76 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year.  The decrease in Adjusted OIBDA for the three months ended March 31, 2020 was primarily due to a decrease at QxH of $59 million and a decrease at Zulily of $15 million, and a decrease at QVC International of $4 million, partially offset by a decrease in Adjusted OIBDA losses at the Corporate and other segment of $2 million.  The change in the Corporate and other segment for the three months ended March 31, 2020 was primarily due to a decrease in Adjusted OIBDA losses at the corporate level, partially offset by an increase in

Cornerstone Adjusted OIBDA losses due to lower sales performance. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2020	2019
	amounts in millions

Interest expense	$(97)	(96)
Share of earnings (losses) of affiliates	(36)	(45)
Realized and unrealized gains (losses) on financial instruments, net	(138)	(81)
Other, net	13	(8)
Other income (expense)	$(258)	(230)

Interest expense.    Interest expense remained relatively flat for the three months ended March 31, 2020, as compared to the corresponding period in the prior year.

Share of earnings (losses) of affiliates.   Share of losses of affiliates decreased $9 million for the three months ended March 31, 2020, as compared to the corresponding period in the prior year.  The decrease was due to decreased losses at the Company’s alternative energy solution entities.  These entities typically operate at a loss and the Company records its share of such losses but have favorable tax attributes and credits, which are recorded in the Company’s tax accounts.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Equity securities	$(4)	5
Exchangeable senior debentures	(50)	(116)
Indemnification asset	(22)	32
Other financial instruments	(62)	(2)
	$(138)	(81)

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The increase in realized and unrealized losses for the three months ended March 31, 2020, compared to the corresponding period in the prior year, was primarily driven by an increase in unrealized losses on derivative instruments and an increase in unrealized losses on the indemnification obligation (described in note 4 of the accompanying condensed consolidated financial statements), partially offset by a decrease in unrealized losses on the exchangeable debentures.

Other, net. Other, net income increased $21 million for the three months ended March 31, 2020, compared to the corresponding period in the prior year. The activity captured in other, net is primarily attributable to the impact of the tax sharing arrangement with GCI Liberty, extinguishment of debt in the current year, and foreign exchange losses in the prior year.

Income taxes. We had income tax benefit of $18 million and $8 million for the three months ended March 31, 2020 and 2019, respectively. The income tax benefit during the three months ended March 31, 2020 was due primarily to tax benefits from tax credits generated by our alternative energy investments partially offset by tax expense for an increase in the Company’s valuation allowance.  The income tax benefit during the three months ended March 31, 2019 was due primarily to tax benefits from tax credits generated by our alternative energy investments.

Net earnings. We had net losses of $9 million and net earnings of $66 million for the three months ended March 31, 2020 and 2019, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2020, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, interest receipts, proceeds from asset sales, debt (including availability under QVC’s Senior Secured Credit Facility, (the “Fourth Amended and Restated Credit Facility”)), as discussed in note 6 of the accompanying condensed consolidated financial statements) and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such as, in the case of QVC and Zulily, due to a requirement that a leverage ratio (calculated in accordance with the terms of such indebtedness) of less than 3.5 must be maintained.

During the three months ended March 31, 2020 the Company’s issuer debt credit rating was lowered from BB to BB- and QVC’s issue-level rating on secured debt was lowered from BBB- to BB+ by S&P Global Ratings. All other credit ratings remained unchanged.

As of March 31, 2020, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents
amounts in millions
QVC	$497
Zulily	17
Corporate and other	41
Total Qurate Retail	$555

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have borrowing capacity of approximately $2.4 billion under the Fourth Amended and Restated Credit Facility at March 31, 2020, including the remaining portion of the $400 million tranche that Zulily may utilize. As of March 31, 2020, the Company had approximately $234 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the United States. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 72% of QVC’s foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$172	156
Net cash provided (used) by investing activities	$(74)	(166)
Net cash provided (used) by financing activities	$(210)	(131)

During the three months ended March 31, 2020, Qurate Retail's primary uses of cash were net debt repayments of $199 million, capital expenditures of $45 million and investments in and loans to equity method investments of $36 million.

The projected uses of Qurate Retail cash for the remainder of 2020 are the continued capital improvement spending of approximately $210 million, debt service payments (including approximately $223 million for interest payments on outstanding debt), the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses

QVC.  QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the U.S., QVC’s televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC 2, QVC 3, HSN and HSN2. During the first quarter of 2019, QVC transitioned its televised Beauty iQ channel to QVC 3 and Beauty iQ content was moved to a digital only platform. QVC U.S. programming is also available on QVC.com and HSN.com, QVC’s U.S. websites; applications via streaming video; (Facebook Live, Roku, Apple TV and Amazon Fire); mobile applications; social pages and over-the-air broadcasters.

QVC’s digital platforms enable consumers to purchase goods offered on its televised programming, along with a wide assortment of products that are available only on QVC.com and HSN.com. QVC.com and HSN.com and QVC’s other digital platforms (including mobile applications, social pages, and others) are natural extensions of its business model, allowing customers to engage in its shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, QVC.com and HSN.com allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account.

QVC’s international televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland and Italy. In some of the countries where QVC operates, its televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra, and QVC Style in the U.K.  Similar to the U.S., QVC’s international businesses also engage customers via websites, mobile applications, and social pages. QVC’s international business employs product sourcing teams who select products tailored to the interests of each local market.

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2020 and 2019, QVC-Japan paid dividends to Mitsui of $15 million and $22 million, respectively.

Through the date of this quarterly filing, in response to stay at home restrictions due to COVID-19, QVC has mandated that all non-essential employees work from home, has reduced the number of employees who are allowed on its production set  and has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. QVC has also mandated that all essential employees who do not feel comfortable coming to work will not be required to do so. As a result of these resource constraints, QVC has reverted to pre-recorded programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. In certain markets, QVC has temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees. QVC believes this could have a negative impact to future financial results, depending on how long the pandemic persists. While QVC does not currently have a plan in place for a significant workforce or compensation reduction as a result of COVID-19, the inability to control the spread of COVID-19, or the expansion or extension of these stay at home restrictions could significantly alter those plans in the future.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating.  As a result, at the end of March, QVC observed an increase in new customers and an increase in demand for certain lower margin categories, such as home and electronics, and a decrease in demand for higher margin categories, such as apparel. QVC has continued to offer its installment payment option and, as an accommodation to its customers, QVC has extended its return policy.

As a result, for the three months ended March 31, 2020, management has increased the amounts of certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through QVC’s installment payment option, inventory obsolescence due to decreased demand for certain categories, such as apparel, and sales returns due to QVC’s extended returns policy.

QVC's operating results were as follows:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Net revenue	$2,427	2,501
Cost of sales	(1,584)	(1,610)
Operating expenses	(177)	(177)
SG&A expenses (excluding stock-based compensation)	(276)	(261)
Adjusted OIBDA	390	453
Stock-based compensation	(6)	(9)
Depreciation and amortization	(114)	(118)
Operating income	$270	326

Net revenue was generated in the following geographical areas:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
QxH	$1,792	1,857
QVC International	635	644
Consolidated QVC	$2,427	2,501

QVC's consolidated net revenue decreased 3.0% for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The decrease in net revenue for the three month period was primarily due to a 3.1% decrease in units sold, an $11 million decrease in shipping and handling revenue, $7 million in unfavorable foreign exchange rates across all markets and a slight decrease in average selling price per unit ("ASP"), which was partially offset by a $34 million decrease in estimated product returns, primarily driven by QxH.

During the three months ended March 31, 2020 and 2019, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended
	March 31, 2020
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(3.5)%	—%	(3.5)%
QVC International	(1.4)%	(1.0)%	(0.4)%

The decrease in QxH net revenue for the three months ended March 31, 2020 was primarily due to a 2.9% decrease in units sold, a 1.1% decrease in ASP and a $9 million decline in shipping and handling revenue. QxH experienced shipped sales decline in all categories. The net revenue decrease was partially offset by a decrease in estimated product returns of $30 million due to the decreased sales volume and a shift in product mix to home, partially offset by an increase in return estimates due to COVID-19 as QVC extended its return policy.

QVC International net revenue decline in constant currency for the three months ended March 31, 2020 was primarily due to a 3.5% decrease in units sold, driven by declines in Germany, the U.K. and Italy partially offset by an increase in Japan. This decrease was offset by a 3.1% increase in ASP, driven by an increase in ASP in all markets except for the U.K., and a $4 million decrease in estimated product returns primarily in the U.K. and Germany. QVC International experienced shipped sales decline in constant currency in apparel, accessories and jewelry partially offset by an increase in home.

QVC's future net revenue growth will primarily depend on sales growth from e-commerce, mobile platforms, and applications via streaming video, additions of new customers from households already receiving QVC's televised programming and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and Internet video services; (iv) QVC’s ability to source new and compelling products; and (v) general economic conditions.

The current economic uncertainty due to COVID-19 in various regions of the world in which QVC’s subsidiaries and affiliates operate could adversely affect demand for its products and services since a substantial portion of its revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets have recently experienced disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, continues to be uncertain, QVC’s customers may respond by suspending, delaying or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, QVC’s ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline.

The Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U. and this uncertainty may last for years, and could potentially have a negative impact on QVC’s business. The potential impacts include, but are not limited to, unfavorable new trade agreements, the possible imposition of trade or other regulatory barriers which could result in shipping delays or shortages of products, and a negative impact to the global economy and consumer demand.

QVC's cost of sales as a percentage of net revenue was 65.3% for the three months ended March 31, 2020, compared to 64.4% for the three months ended March 31, 2019. For the three months ended March 31, 2020, cost of sales as a percentage of revenue increased primarily due to higher fulfillment costs, including the new fulfillment center in Bethlehem, Pennsylvania, higher personnel expenses and higher freight costs at QxH.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses remained relatively flat across all markets for the three months ended March 31, 2020 as compared to the same period in the prior year.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $15 million for the three months ended March 31, 2020, as compared to the same period in the prior year, and as a percentage of net revenue, increased from 10.4% to 11.4% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, the increase was primarily due to an $8 million increase in estimated credit losses as QVC increased its historical loss percentage as a result of COVID-19 across most markets, a $4 million increase in online marketing primarily at QxH and a $3 million increase in outside services primarily at QxH and Japan.

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $6 million and $9 million of stock-based compensation expense for the three months ended March 31, 2020 and March 31, 2019, respectively. The decrease in stock compensation expense for the three months ended March 31, 2020 is primarily due to certain officers not reaching performance targets for restricted stock units.

Depreciation and amortization was relatively consistent for the three months ended March 31, 2020 and March 31, 2019, and included $17 million of acquisition related amortization in both periods.

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

Zulily's stand-alone operating results for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Net revenue	$316	397
Costs of sales	(240)	(295)
Operating expenses	(9)	(11)
SG&A expenses (excluding stock-based compensation)	(65)	(74)
Adjusted OIBDA	2	17
Stock-based compensation	(2)	(4)
Depreciation and amortization	(20)	(26)
Operating income (loss)	$(20)	(13)

Zulily's consolidated net revenue decreased 20.4% for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The decrease in net revenue for the three months ended March 31, 2020 was primarily attributed to a decrease of 21.4% in total units shipped driven by a decrease in new customers, partially offset by slightly increased purchasing frequency from existing customers compared to the corresponding period in the prior year.

Zulily's cost of sales as a percentage of net revenue was 75.9% and 74.3% for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, the increase was primarily due to a decrease in product margin and an increase in fulfillment costs.

Operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three months ended March 31, 2020, operating expenses decreased compared to the corresponding period in the prior year, driven by lower merchant fees and savings in customer service expenses attributable to lower sales volumes.

Zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended March 31, 2020, as a percentage of net revenue, these expenses increased from 18.6% to 20.6%.  The increase is primarily attributable to an extended bonus program for retention purposes and deleverage on the decline in sales.

Zulily’s total depreciation and amortization expense decreased for the three months ended March 31, 2020, as compared to the corresponding period in the prior year. The decline is due to the amortization of Zulily’s customer relationship asset being front-loaded in the earlier years of its useful life.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2020, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate
	dollar amounts in millions
QxH and QVC International	$225	2.1%	$4,575	5.1%
Zulily	$175	2.1%	$—	—%
Corporate and other	$—	—%	$2,208	5.1%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2020 would have been impacted by approximately $1 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of  March 31, 2020 because of the material weakness in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Management has continued to monitor the implementation of the remediation plan described in the 2019 Form 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2020, we continued to assess Information Technology system related risks and implement control improvements to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in the 2019 Form 10-K, the Company developed a plan with oversight from the Audit Committee of the Board of Directors of Qurate Retail to remediate the material weakness. The remediation efforts include the following:

●	Ensure user access is appropriately restricted to the IT systems in Germany that contributed to the material weakness
●	Continue to assess the risks in and around IT systems that could impact internal controls over financial reporting
●	Enhance design and/or operating effectiveness of control activities to address identified risks

The Company has appropriately restricted access to the affected IT systems in Germany and has implemented annual and ongoing processes to assess and address risk in the IT environment. However, because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going risk assessments and control improvements to mitigate risks identified. We expect to conclude on the effective remediation of the material weakness prior to the end of 2020.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019.

Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which our businesses depend, and could impact consumer spending

Our businesses operate regional headquarters and administrative offices, distribution centers and call centers worldwide. If any of these facilities or the facilities of our businesses’ vendors or third-party service providers are affected by natural disasters (such as earthquakes, tsunamis, power shortages or outages, floods or monsoons), public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict), or other events outside of our businesses’ control, our businesses, financial condition and results of operations could be materially adversely affected. In addition, any of these events occurring at our or our businesses’ vendors’ facilities also could impact our businesses’ reputations and their customers’ perception of the products they sell, and adversely affect our business, financial condition and results of operations. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our business, financial condition and results of operations.

For example, in December 2019, a novel coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has subsequently spread across the world, including to countries in which QxH, QVC International, Zulily and Cornerstone operate. As a result of the spread of COVID-19, most local, state and federal governmental agencies have imposed travel restrictions and local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to the global economy. In response to these restrictions and in an effort to minimize the risk of COVID-19 to employees and the communities in which our businesses’ operate, our businesses’ mandated that all non-essential employees work from home and QVC has reduced the number of employees who are allowed on production sets. QVC has also reverted to pre-recorded programming on some of its secondary channels. As a result, QVC’s ability to create new content has decreased, and our businesses have had to limit the number of products they are able to promote. Our businesses’ operations could be further disrupted if any of their essential employees were suspected or confirmed of having COVID-19 or other illnesses and such illness required our businesses’ to quarantine some or all such employees or disinfect their locations. In certain markets, our businesses’ have temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees, resulting in additional costs to these businesses company.

Government restrictions may also have an adverse impact on our businesses’ supply chain due to factory closures and labor shortages, resulting in shipping delays and other resource constraints related to the products our businesses import and those our businesses produce domestically. As a result, manufacturers and vendors may be unable to produce and deliver the products our businesses sell, either on a timely basis or at all. Additionally, these factory closures and labor shortages may result in our manufacturers and vendors experiencing financial difficulties, including bankruptcy, or otherwise ceasing to do business with us. The inability of manufacturers and vendors to meet our businesses’ supply needs in a timely manner, or at all, could cause delays to delivery dates to our businesses’ customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices and ultimately, termination of customer relationships. While we believe our businesses can manage their exposure to these risks, we cannot be certain that they will be able to identify alternative sources for their products without delay or without greater cost to them.   Although we and our businesses are assessing the impact of these and other macroeconomic trends related to the pandemic, the extent to which COVID-19 impacts our results and financial condition will depend on future developments, such as any new information that may emerge concerning the severity of COVID-19 and the actions to contain and treat its impacts, among others. There can be no assurance that we will be able to accurately predict or plan for any long term effects on our businesses, and thus the ultimate impact of the pandemic on our businesses, financial condition and result of operations remains uncertain.

These government restrictions, including stay at home restrictions, as well as the various actions we have taken in response to COVID-19, may adversely impact our ability to comply with various legal and contractual obligations and may expose us to increased litigation, including labor and employment claims, breach of contract claims and consumer claims by our customers. Our insurance coverage may not be applicable to, or sufficient to cover, all claims, costs, and damages we may incur as a result of these COVID-19 related claims, which would result in our bearing these costs and which could have a material adverse effect on our business, financial condition and results of operations.

In addition, as a result of the stay at home restrictions, many traditional brick and mortar retailers have temporarily closed their stores, but allowed distance retailers, such as QVC and Zulily, to continue operating. As a result, QVC has experienced an increase in new customers and an increase in demand for certain categories, such as home and electronics, which are typically available for purchase using QVC’s installment payment options. However, QVC may not be able to retain these new customers after the pandemic subsides and any increases in demand in our product categories during the pandemic may be temporary. In addition, because of these unusual market conditions and increasing levels of unemployment, as well as general uncertainty about future market conditions in the event that these stay at home restrictions are extended or expanded, QVC has increased its bad debt reserve to reflect an assumed rate of default that is higher than its historical experience. To the extent that QVC experiences default rates in excess of these higher bad debt reserves, our results of operations could be negatively impacted. Further, we cannot predict the extent to which customers will use the QxH’s private label credit card, nor the extent to which they will make payments on their outstanding balances during the duration of the pandemic. As QVC receives a portion of the net economics from the credit card program, the ability of customers to make payments on their outstanding balances due to circumstances related to the pandemic could result in reduced private label credit card income from the financial institution providing the revolving credit to our customers.

To the extent the COVID-19 pandemic adversely affects our businesses, financial conditions and results of operations, it may also have the effect of heightening many of the other risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our substantial level of indebtedness, changes in consumer demand, preferences and shopping patterns, matters relating to internal controls over financial reporting, cybersecurity and privacy and general business continuity and our ability to generate sufficient cash to service our debt obligations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In May 2019, the board authorized the repurchase of $500 million of Series A or Series B common stock. There were no repurchases of Series A or Series B common stock during the three months ended March 31, 2020. As of March 31, 2020, $497 million was available to be used for share repurchases of Series A or Series B common stock under the Company’s share repurchase program.

During the three months ended March 31, 2020, no shares of Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Third Supplemental Indenture, dated February 4, 2020, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to QVC, Inc.’s Current Report on Form 8-K (File No. 001-38654) as filed on February 4, 2020 (the “February 2020 Form 8-K”)).

10.2	Form of 4.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.3 to the February 2020 Form 8-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of Qurate Retail, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QURATE RETAIL, INC.
Date: May 7, 2020	By:	/s/ MICHAEL A.GEORGE
Michael A. George President and Chief Executive Officer
Date: May 7, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-4