Form 10-Q
period 2020-06-30
Qurate Retail, Inc.
filed 2020-08-10
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of July 31, 2020 was:

Series A common stock	387,477,851
Series B common stock	29,376,619

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2020	2019

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$948	673
Trade and other receivables, net of allowance for doubtful accounts of $150 million and $129 million, respectively	1,324	1,854
Inventory, net	1,304	1,413
Other current assets	618	636
Total current assets	4,194	4,576
Investments in equity securities	71	76
Property and equipment, net	1,292	1,351
Intangible assets not subject to amortization (note 5):
Goodwill	6,574	6,576
Trademarks	3,168	3,168
	9,742	9,744
Intangible assets subject to amortization, net (note 5)	830	955
Other assets, at cost, net of accumulated amortization	568	603
Total assets	$16,697	17,305

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2020	2019

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$936	1,091
Accrued liabilities	1,146	1,173
Current portion of debt, including $1,452 million and $1,557 million measured at fair value (note 6)	1,452	1,557
Other current liabilities	216	180
Total current liabilities	3,750	4,001
Long-term debt (note 6)	5,189	5,855
Deferred income tax liabilities	1,746	1,716
Other liabilities	726	761
Total liabilities	11,411	12,333
Equity
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 387,467,859 shares at June 30, 2020 and 386,691,461 shares at December 31, 2019	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,381,251 shares at June 30, 2020 and 29,278,424 shares at December 31, 2019	—	—
Series C common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Additional paid-in capital	25	—
Accumulated other comprehensive earnings (loss), net of taxes	37	(55)
Retained earnings	5,091	4,891
Total stockholders' equity	5,157	4,840
Noncontrolling interests in equity of subsidiaries	129	132
Total equity	5,286	4,972
Commitments and contingencies (note 7)
Total liabilities and equity	$16,697	17,305

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Total revenue, net	$3,422	3,111	6,342	6,196
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	2,217	1,996	4,150	4,019
Operating expense	209	197	402	393
Selling, general and administrative, including stock-based compensation (note 2)	447	424	868	849
Depreciation and amortization	144	158	286	311
	3,017	2,775	5,706	5,572
Operating income (loss)	405	336	636	624
Other income (expense):
Interest expense	(95)	(93)	(192)	(189)
Share of earnings (losses) of affiliates, net	(28)	(23)	(64)	(68)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	23	(113)	(115)	(194)
Other, net	(12)	(7)	1	(15)
	(112)	(236)	(370)	(466)
Earnings (loss) before income taxes	293	100	266	158
Income tax (expense) benefit	(59)	30	(41)	38
Net earnings (loss)	234	130	225	196
Less net earnings (loss) attributable to the noncontrolling interests	14	12	25	23
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$220	118	200	173

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.53	0.28	0.48	0.40
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.53	0.28	0.48	0.40

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Net earnings (loss)	$234	130	225	196
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	18	15	(4)	8
Recognition of previously unrealized losses (gains) on debt, net	—	—	(1)	—
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(68)	8	99	(14)
Other comprehensive earnings (loss)	(50)	23	94	(6)
Comprehensive earnings (loss)	184	153	319	190
Less comprehensive earnings (loss) attributable to the noncontrolling interests	15	15	27	26
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$169	138	292	164

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2020	2019

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$225	196
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	286	311
Stock-based compensation	27	37
Share of (earnings) losses of affiliates, net	64	68
Realized and unrealized (gains) losses on financial instruments, net	115	194
Deferred income tax expense (benefit)	1	(21)
Other, net	4	9
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	531	544
Decrease (increase) in inventory	108	(38)
Decrease (increase) in prepaid expenses and other assets	37	62
(Decrease) increase in trade accounts payable	(152)	(352)
(Decrease) increase in accrued and other liabilities	(48)	(417)
Net cash provided (used) by operating activities	1,198	593
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(55)	(76)
Capital expenditures	(108)	(167)
Expenditures for television distribution rights	(10)	(124)
Other investing activities, net	7	—
Net cash provided (used) by investing activities	(166)	(367)
Cash flows from financing activities:
Borrowings of debt	753	1,909
Repayments of debt	(1,477)	(1,912)
Repurchases of Qurate Retail common stock	—	(296)
Withholding taxes on net settlements of stock-based compensation	(2)	(8)
Dividends paid to noncontrolling interest	(30)	(28)
Other financing activities, net	2	(25)
Net cash provided (used) by financing activities	(754)	(360)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(3)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	275	(133)
Cash, cash equivalents and restricted cash at beginning of period	681	660
Cash, cash equivalents and restricted cash at end of period	$956	527

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2020	2019

	in millions
Cash and cash equivalents	$948	673
Restricted cash included in other current assets	8	8
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$956	681

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2020	$—	4	—	—	(55)	4,891	132	4,972
Net earnings (loss)	—	—	—	—	—	200	25	225
Other comprehensive earnings (loss)	—	—	—	—	92	—	2	94
Stock compensation	—	—	—	27	—	—	—	27
Distribution to noncontrolling interest	—	—	—	—	—	—	(30)	(30)
Other	—	—	—	(2)	—	—	—	(2)
Balance at June 30, 2020	$—	4	—	25	37	5,091	129	5,286

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at March 31, 2020	$—	4	—	9	88	4,871	129	5,101
Net earnings (loss)	—	—	—	—	—	220	14	234
Other comprehensive earnings (loss)	—	—	—	—	(51)	—	1	(50)
Stock compensation	—	—	—	16	—	—	—	16
Distribution to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Balance at June 30, 2020	$—	4	—	25	37	5,091	129	5,286

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2019	$—	4	—	—	(55)	5,675	120	5,744
Net earnings (loss)	—	—	—	—	—	173	23	196
Other comprehensive earnings (loss)	—	—	—	—	(9)	—	3	(6)
Stock compensation	—	—	—	37	—	—	—	37
Series A Qurate Retail stock repurchases	—	—	—	(296)	—	—	—	(296)
Distribution to noncontrolling interest	—	—	—	—	—	—	(28)	(28)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(6)	—	—	—	(6)
Reclassification	—	—	—	265	—	(265)	—	—
Balance at June 30, 2019	$—	4	—	—	(64)	5,583	118	5,641

	Stockholders' Equity
		Common stock					Accumulated
		Qurate		Additional	other		Noncontrolling
	Preferred	Retail		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at March 31, 2019	$—	4	—	—	(84)	5,533	109	5,562
Net earnings (loss)	—	—	—	—	—	118	12	130
Other comprehensive income (loss)	—	—	—	—	20	—	3	23
Stock compensation	—	—	—	18	—	—	—	18
Series A Qurate Retail stock repurchases	—	—	—	(86)	—	—	—	(86)
Distribution to noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Reclassification	—	—	—	68	—	(68)	—	—
Balance at June 30, 2019	$—	4	—	—	(64)	5,583	118	5,641

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Qurate Retail, Inc. (formerly named Liberty Interactive Corporation, prior to the GCI Liberty Split-Off defined and described below) and its controlled subsidiaries (collectively, "Qurate Retail," the "Company," “Consolidated Qurate Retail,” “us,” “we,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. Qurate Retail is made up of wholly-owned subsidiaries QVC, Inc. (“QVC”), which includes HSN, Inc. (“HSN”), Cornerstone Brands, Inc. (“Cornerstone”), Zulily, LLC (“Zulily”), and other cost and equity method investments.

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

As a result of COVID-19, management has increased the amounts of certain estimated reserves, including but not limited to, uncollectible receivables, inventory obsolescence and sales returns for the three and six months ended June 30, 2020. Other than these changes, management is not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require the Company to update our estimates or judgments or revise the carrying value of our assets or liabilities.  Management’s estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

Qurate Retail has entered into certain agreements with Liberty Media Corporation ("LMC") (for accounting purposes, a related party of the Company), a separate publicly traded company. These agreements include a reorganization agreement, services agreement and facilities sharing agreement.  As a result of certain corporate transactions, LMC and Qurate Retail may have obligations to each other for certain tax related matters. Neither Qurate Retail nor LMC has any stock ownership, beneficial or otherwise, in the other. In connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”), Qurate Retail and GCI Liberty, Inc. (“GCI Liberty”) (for accounting purposes, a related party of the Company) entered into a tax sharing agreement.  Pursuant to the tax sharing agreement, GCI Liberty has agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation).

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

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $2 million and $1 million was reimbursable to LMC for the three months ended June 30, 2020 and 2019, respectively, and $5 million and $3 million was reimbursable to LMC for the six months ended June 30, 2020 and 2019, respectively.  Qurate Retail had a tax sharing payable with LMC and GCI Liberty in the amount of approximately $99 million and $95 million as of June 30, 2020 and December 31, 2019, respectively, included in Other liabilities in the condensed consolidated balance sheets.

On August 10, 2020, Qurate Retail announced its Board of Directors intends to distribute a special dividend consisting of (i) cash in the amount of $1.50 per common share for an aggregate cash dividend of approximately $633 million and (ii) newly issued 8.0% fixed rate cumulative redeemable preferred shares (the “Preferred Shares”) equivalent to $3.00 in initial liquidation value per common share, for an aggregate issuance of approximately $1.3 billion aggregate liquidation preference. The dividend has not yet been declared and is subject to formal approval by a committee of the board, but is currently expected to be payable on September 14th to holders of record of Qurate Retail’s Series A and Series B common stock as of the close of business on August 31st. Holders of the Preferred Shares are expected to receive quarterly cash dividends at a fixed rate of 8.0% per year. The Preferred Shares are expected to be non-voting, subject to a mandatory redemption right in the first quarter of 2031.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $16 million and $18 million of stock-based compensation during the three months ended June 30, 2020 and 2019, respectively, and $27 million and $37 million of stock-based compensation during the six months ended June 30, 2020 and 2019, respectively.

The following table presents the number and weighted average GDFV of options granted by the Company during the six months ended June 30, 2020:

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Six months ended
	June 30, 2020
	Options Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, QVC and HSN employees (1)	4,166	$1.94
Series A Qurate Retail common stock, Zulily employees (1)	618	$1.94
Series A Qurate Retail common stock, Qurate Retail employees (2)	26	$3.71
(1)	Grants vest semi-annually over four years.
(2)	Grants vest between three and four years.

During the six months ended June 30, 2020, Qurate Retail granted to its employees 9.6 million RSUs of Series A Qurate Retail common stock. The Series A RSUs had a GDFV of $4.54 per share and generally vest annually over four years. In connection with our Chairman’s employment agreement, during the six months ended June 30, 2020, Qurate Retail granted 584 thousand performance-based RSUs of Series A Qurate Retail common stock to the Chairman. The Series A RSUs had a GDFV of $4.44 per share at the time they were granted and will cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives.  During the six months ended June 30, 2020, Qurate Retail also granted approximately 725 thousand performance-based RSUs of Series A Qurate Retail common stock to its CEO.  The Series A RSUs had a GDFV of $4.44 per share at the time they were granted and will cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

Also during the six months ended June 30, 2020, Qurate Retail granted 38 thousand time-based RSUs of Series A Qurate Retail common stock to our Chairman. The RSUs had a GDFV of $7.44 per share and cliff vest on December 10, 2020.  This RSU grant was issued in lieu of our Chairman receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he has waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	23,248	$21.28
Granted	4,810	$4.46
Exercised	—	$—
Forfeited/Cancelled	(3,256)	$19.37
Outstanding at June 30, 2020	24,802	$18.27	4.5	years	$31
Exercisable at June 30, 2020	11,861	$24.37	3.2	years	$4

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	1,844	$27.09
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2020	1,844	$27.09	2.6	years	$—
Exercisable at June 30, 2020	1,844	$27.09	2.6	years	$—

There were no options to purchase shares of Series B common stock granted during the six months ended June 30, 2020.

As of June 30, 2020, the total unrecognized compensation cost related to unvested Awards was approximately $39 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.2 years.

As of June 30, 2020, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 24.8 million shares of Series A Qurate Retail common stock and 1.8 million shares of Series B Qurate Retail common stock.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Excluded from diluted EPS for the three months ended June 30, 2020 and 2019 are 22 million and 27 million potential common shares, respectively, because their inclusion would have been antidilutive. Excluded from EPS for the six months ended June 30, 2020 and 2019 are 22 million and 27 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	number of shares in millions
Basic WASO	417	428	416	431
Potentially dilutive shares	1	—	2	—
Diluted WASO	418	428	418	431

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2020			December 31, 2019
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$550	550	—	339	339	—
Indemnification asset	$215	—	215	202	—	202
Debt	$1,452	—	1,452	1,557	—	1,557

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

The indemnification asset relates to GCI Liberty’s agreement to indemnify Liberty Interactive LLC (“LI LLC”) and pertains to the ability of holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the “1.75% Exchangeable Debentures”) to exercise their exchange right according to the terms of the debentures on or before October 5, 2023.  Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the condensed consolidated balance sheets as of June 30, 2020 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2).  As of June 30, 2020, a holder of the 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification asset is included as a current asset in our condensed consolidated balance sheet as of that date.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Equity securities	$—	(3)	(4)	2
Exchangeable senior debentures	(30)	(139)	(80)	(255)
Indemnification asset	35	23	13	55
Other financial instruments	18	6	(44)	4
	$23	(113)	(115)	(194)

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a loss of $90 million and a gain of $10 million for the three months ended June 30, 2020 and 2019, respectively, and a gain of $129 million and a loss of $19 million for the six months ended June 30, 2020 and 2019, respectively.  The cumulative change was a gain of $301 million as of June 30, 2020.

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	Zulily	Other	Total

	amounts in millions
Balance at January 1, 2020	$5,228	859	477	12	6,576
Foreign currency translation adjustments	—	(2)	—	—	(2)
Balance at June 30, 2020	$5,228	857	477	12	6,574

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $94 million for each of the three months ended June 30, 2020 and 2019, and $185 million and $194 million for the six months ended June 30, 2020 and 2019, respectively. Based on its amortizable intangible assets as of June 30, 2020, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2020	$187
2021	$244
2022	$142
2023	$80
2024	$74

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	June 30, 2020	June 30, 2020	December 31, 2019

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	502	502
4% Exchangeable Senior Debentures due 2029	431	312	327
3.75% Exchangeable Senior Debentures due 2030	433	313	318
3.5% Exchangeable Senior Debentures due 2031	221	322	422
0.75% Exchangeable Senior Debentures due 2043	—	—	2
1.75% Exchangeable Senior Debentures due 2046	332	505	488
Subsidiary level notes and facilities
QVC 5.125% Senior Secured Notes due 2022	500	500	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 4.75% Senior Secured Notes due 2027	575	575	—
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Bank Credit Facilities	—	—	1,235
Deferred loan costs	—	(46)	(40)
Total consolidated Qurate Retail debt	$6,658	6,641	7,412
Less current classification		(1,452)	(1,557)
Total long-term debt		$5,189	5,855

QVC Bank Credit Facilities

On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as co-borrower (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.95 billion revolving credit facility, with a $450 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily, with a $50 million sub-limit for standby letters of credit.  The remaining $2.55 billion and any incremental loans may be borrowed only by QVC.  Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% to 0.75% depending on the Borrowers combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.

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

Availability under the Fourth Amended and Restated Credit Agreement at June 30, 2020 was $2.9 billion, including the remaining portion of the $400 million tranche available to Zulily and outstanding letters of credit.

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

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of June 30, 2020 the Company’s exchangeable debentures have been classified as current because the Company does not own shares to redeem the debentures or they are currently redeemable. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

On April 1, 2020, T-Mobile US, Inc. completed its acquisition of Sprint Corporation (“TMUS/S Acquisition”) for 0.10256 shares of T-Mobile US, Inc. for every share of Sprint Corporation. Following the TMUS/S Acquisition, the reference shares attributable to each $1,000 original principal amount of the 4.0% Senior Exchangeable Debentures due 2029 and the 3.75% Senior Exchangeable Debentures due 2030 consist of 0.3309 shares and 0.2419 shares of common stock of T-Mobile US, Inc., respectively, and 0.7860 shares and 0.5746 shares of common stock of CenturyLink Inc., respectively.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at June 30, 2020.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2020 are as follows (amounts in millions):

Senior debentures	$782
QVC senior secured notes	$4,250

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at June 30, 2020.

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

(8)   Information About Qurate Retail's Operating Segments

Qurate Retail, through its ownership interests in subsidiaries and other companies, is primarily engaged in the video and online commerce industries. Qurate Retail identifies its reportable segments as (A) those operating segments that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA (as defined below) or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of Qurate Retail's annual pre-tax earnings.

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

For the six months ended June 30, 2020, Qurate Retail has identified the following operating segments as its reportable segments:

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	June 30, 2020
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$803	286	130	242	1,461
Apparel	302	100	144	35	581
Beauty	325	186	17	—	528
Accessories	245	63	111	—	419
Electronics	217	31	4	—	252
Jewelry	82	47	9	—	138
Other revenue	36	—	7	—	43
Total Revenue	$2,010	713	422	277	3,422

	Six months ended
	June 30, 2020
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$1,484	543	211	383	2,621
Apparel	601	201	264	71	1,137
Beauty	613	331	33	—	977
Accessories	457	121	187	—	765
Electronics	391	53	7	—	451
Jewelry	180	96	22	—	298
Other revenue	76	3	14	—	93
Total Revenue	$3,802	1,348	738	454	6,342

	Three months ended
	June 30, 2019
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$657	231	92	197	1,177
Apparel	344	108	141	37	630
Beauty	320	158	12	—	490
Accessories	247	65	97	—	409
Electronics	173	22	3	—	198
Jewelry	92	50	12	—	154
Other revenue	41	6	6	—	53
Total Revenue	$1,874	640	363	234	3,111

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Six months ended
	June 30, 2019
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$1,339	478	203	343	2,363
Apparel	671	220	281	78	1,250
Beauty	612	301	25	—	938
Accessories	468	127	205	—	800
Electronics	355	47	7	—	409
Jewelry	205	102	25	—	332
Other revenue	81	9	14	—	104
Total Revenue	$3,731	1,284	760	421	6,196

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

Adjusted OIBDA is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	amounts in millions
QxH	$388	395	681	747
QVC International	119	106	216	207
Zulily	45	7	47	24
Corporate and other	13	5	5	(5)
Consolidated Qurate Retail	$565	513	949	973

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2020
	Total assets	Investments in affiliates	Capital expenditures

	amounts in millions
QxH	$12,265	38	82
QVC International	2,235	—	10
Zulily	1,081	—	11
Corporate and other	1,116	77	5
Consolidated Qurate Retail	$16,697	115	108

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Adjusted OIBDA	$565	513	949	973
Stock-based compensation	(16)	(18)	(27)	(37)
Depreciation and amortization	(144)	(158)	(286)	(311)
Transaction related costs	—	(1)	—	(1)
Operating income (loss)	$405	336	636	624
Interest expense	(95)	(93)	(192)	(189)
Share of earnings (loss) of affiliates, net	(28)	(23)	(64)	(68)
Realized and unrealized gains (losses) on financial instruments, net	23	(113)	(115)	(194)
Other, net	(12)	(7)	1	(15)
Earnings (loss) before income taxes	$293	100	266	158

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business strategies; COVID-19 (as defined below); revenue growth at QVC, Inc. ("QVC"); remediation of a material weakness; our projected sources and uses of cash; the intended distribution of a special dividend consisting of cash and preferred stock; the expected exercise of an option to sell an investment in an alternative energy company; the recoverability of our goodwill and other intangible assets; and fluctuations in interest rates and foreign currency exchange rates. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	the impact of the novel coronavirus (“COVID-19”) pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;
●	customer demand for our products and services and our ability to anticipate customer demand and to adapt to changes in demand;
●	competitor responses to our products and services;
●	increased digital TV penetration and the impact on channel positioning of our programs;
●	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance, including availability, terms and deployment of capital;
●	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
●	the cost and ability of shipping companies, suppliers and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	availability of qualified personnel;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
●	domestic and international economic and business conditions and industry trends, including the impact of Brexit (as defined below);
●	consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
●	advertising spending levels;
●	changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and Internet protocol television and their impact on home shopping programming;
●	rapid technological changes;
●	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we operate;
●	natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control;
●	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world; and

●	fluctuations in foreign currency exchange rates.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2019.

The information herein relates to Qurate Retail, Inc. (formerly named Liberty Interactive Corporation) and its controlled subsidiaries (collectively “Qurate Retail,” the “Company,” “Consolidated Qurate Retail,” “us,” “we” or “our” unless the context otherwise requires).

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

Our “Corporate and other” category includes our consolidated subsidiary Cornerstone Brands, Inc. (“Cornerstone”), along with various cost and equity method investments.

In December 2019, the COVID-19 pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, impacting all countries where Qurate Retail operates. As a result of the spread of the virus, certain local governmental agencies have imposed travel restrictions, local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy.

In response to these stay at home restrictions, QVC has mandated that non-essential employees work from home, has reduced the number of employees who are allowed on its production set and has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. In some cases, the move to a work from home arrangement for QVC’s non-essential employees will be permanent, which may result in the reduction of office space. QVC has also mandated that all essential employees who do not feel comfortable coming to work will not be required to do so. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. In certain markets, QVC temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees.  QVC has also paid a one-time work from home allowance to its employees. While the temporary increase in wages and salaries has been terminated as of June 30, 2020, the inability to control the spread of COVID-19, or the expansion or extension of these stay at home restrictions could negatively impact QVC’s results in the future.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating.  As a result, beginning at the end of March 2020 and continuing through the second quarter of 2020, QVC observed an increase in new customers and an increase in demand for certain lower margin categories, such as home and electronics, and a decrease in demand for higher margin categories, such as apparel. QVC has continued to offer its installment payment option.

As a result, for the three and six months ended June 30, 2020, management has increased certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through QVC’s installment payment option, and inventory obsolescence due to decreased demand for certain categories, such as apparel.

Zulily has seen increased freight surcharges from China due to COVID-19 and in concert with QVC has made work accommodations in its fulfillment centers which has resulted in an increase in labor expense.  Zulily has also incurred additional expenses to deep cleanse its fulfillment centers and office buildings, coupled with a work-from-home allowance to reimburse its employees for home office and associated technology costs as a result of COVID-19. In addition, Zulily management cut all travel expenses, reduced capital expenditures and increased the uncollectible receivable balance due to uncertainty created by COVID-19.

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to the Company’s financial results, including its capital and liquidity, for the remainder of 2020 and beyond. These include governmental restrictions on the Company’s ability to continue to operate under stay at home restrictions, produce content, reduced demand for products sold, decreases in the disposable income of existing and potential new customers, the impacts of any recession and other uncertainties with respect to the continuity of government stimulus programs implemented in response to COVID-19, increased currency volatility resulting in adverse currency rate fluctuations, higher unemployment, labor shortages, an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products the Company sells, including essential products experiencing higher demand due to factory closures, labor shortages and other resource constraints.  While the impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on the Company’s financial results.

In July 2020, QVC implemented a planned workforce reduction with the goal of making the organizational structure more streamlined and efficient.  As part of the workforce reduction, QVC has decided to eliminate live hours on QVC 2 in the U.S. and other secondary channels within the various markets.

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

Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Revenue
QxH	$2,010	1,874	3,802	3,731
QVC International	713	640	1,348	1,284
Zulily	422	363	738	760
Corporate and other	277	234	454	421
Consolidated Qurate Retail	$3,422	3,111	6,342	6,196

Operating Income (Loss)
QxH	$280	292	470	539
QVC International	101	73	181	152
Zulily	20	(23)	—	(36)
Corporate and other	4	(6)	(15)	(31)
Consolidated Qurate Retail	$405	336	636	624

Adjusted OIBDA
QxH	$388	395	681	747
QVC International	119	106	216	207
Zulily	45	7	47	24
Corporate and other	13	5	5	(5)
Consolidated Qurate Retail	$565	513	949	973

Revenue.    Consolidated Qurate Retail revenue increased 10.0% or $311 million and 2.4% or $146 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year.  The increase in the three and six months ended June 30, 2020 was due to increased revenue at QxH of $136 million and $71 million for the three and six months ended June 30, 2020, respectively, increased revenue at QVC International of $73 million and $64 million for the three and six month periods ended June 30, 2020, respectively, increased revenue at Zulily of $59 million for the three months ended June 30, 2020, and increased revenue in the Corporate and other segment of $43 million and $33 million for the three and six months ended June 30, 2020, respectively, partially offset by a decrease in Zulily revenue of $22 million for the six months ended June 30, 2020. The increase in Corporate and other revenue was due to an increase in revenue at Cornerstone due to strength in the home category partially offset by softness in the apparel category.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $16 million and $18 million of stock-based compensation for the three months ended June 30, 2020 and 2019, respectively, and $27 million and $37 million of stock-based compensation for the six months ended June 30, 2020 and 2019, respectively. The decrease of $2 million for the three months ended June 30, 2020 was primarily due to decreases at QxH and at the corporate level.  The decrease of $10 million for the six months ended June 30, 2020 was primarily due to a decrease of $4 million at QVC, a decrease of $1 million at Zulily, and a decrease of $5 million at the corporate level. As of June 30, 2020, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $39 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.2 years.

Operating income.    Our consolidated operating income increased $69 million and $12 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increase in operating results for the three and six months ended June 30, 2020 was primarily due to an increase in operating income at QVC International of $28 million and $29 million for the three and six months ended June 30, 2020, respectively, a decrease in operating losses at Zulily of $43 million and $36 million for the three and six months ended June 30, 2020, respectively, and a decrease in operating losses at the Corporate and other segment of $10 million and $16 million for the three and six months ended June 30, 2020, respectively, partially offset by a decrease in operating income at QxH of $12 million and $69 million for the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in the prior year.  Operating loss in the Corporate and other segment improved for the three months ended June 30, 2020, as compared to the corresponding period in the prior year, primarily related to an increase in operating income at Cornerstone due to higher revenue and gross margin expansion in the home category. Operating loss in the Corporate and other segment improved for the six months ended June 30, 2020, compared to the same period in the prior year, primarily related to a decrease in operating losses at the corporate level and increased operating income at Cornerstone due to higher revenue and gross margin expansion in the home category. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Operating income (loss)	$405	336	636	624
Depreciation and amortization	144	158	286	311
Stock-based compensation	16	18	27	37
Transaction related costs	—	1	—	1
Adjusted OIBDA	$565	513	949	973

Consolidated Adjusted OIBDA increased 10.1% or $52 million and decreased 2.5% or $24 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year.  The increase in Adjusted OIBDA for the three months ended June 30, 2020, compared to the same period in the prior year, was primarily due to an increase at Zulily of $38 million, an increase at QVC International of $13 million, and an increase at Corporate and other of $8 million, partially offset by a decrease at QxH of $7 million.  The decrease for the six months ended June 30, 2020, compared to the same period in the prior year, was primarily due to a decrease at QxH of $66 million, partially offset by an increase at Zulily of $23 million, an increase at Corporate and other of $10 million, and an increase at QVC International of $9 million.  The change in the Corporate and other segment for the three months ended June 30, 2020 was primarily due to an increase in Cornerstone Adjusted OIBDA due to higher revenue and gross margin expansion in the home category, partially offset by softness in the apparel category. The change in the Corporate and other segment for the six months ended June 30, 2020 was primarily due to a decrease in Adjusted OIBDA losses at the corporate level, and an increase in Cornerstone Adjusted OIBDA due to higher revenue and gross margin expansion. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions

Interest expense	$(95)	(93)	(192)	(189)
Share of earnings (losses) of affiliates	(28)	(23)	(64)	(68)
Realized and unrealized gains (losses) on financial instruments, net	23	(113)	(115)	(194)
Other, net	(12)	(7)	1	(15)
Other income (expense)	$(112)	(236)	(370)	(466)

Interest expense.    Interest expense remained relatively flat for the three and six months ended June 30, 2020, as compared to the corresponding periods in the prior year.

Share of earnings (losses) of affiliates.   Share of losses of affiliates increased $5 million and decreased $4 million for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year.  The losses increased during the three months ended June 30, 2020 due to the acquisition of an additional alternative energy solution entity at the end of the second quarter of 2019. The losses decreased during the six months ended June 30, 2020 due to improved results at the Company’s alternative energy solution entities.  These entities typically operate at a loss and the Company records its share of such losses but have favorable tax attributes and credits, which are recorded in the Company’s tax accounts.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Equity securities	$—	(3)	(4)	2
Exchangeable senior debentures	(30)	(139)	(80)	(255)
Indemnification asset	35	23	13	55
Other financial instruments	18	6	(44)	4
	$23	(113)	(115)	(194)

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The increase in realized and unrealized gains for the three months ended June 30, 2020, compared to the corresponding period in the prior year, was primarily driven by a decrease in unrealized losses on the exchangeable senior debentures and an increase in unrealized gains on the indemnification asset and derivative instruments (described in note 4 of the accompanying condensed consolidated financial statements). The decrease in realized and unrealized losses for the six months ended June 30, 2020, compared to the corresponding period in the prior year, was driven by a decrease in unrealized losses on the exchangeable senior debentures, partially offset by a decrease in unrealized gains on the indemnification asset and an increase in unrealized losses on derivative instruments.

Other, net. Other, net declined $5 million and improved $16 million for the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in the prior year. The activity captured in other, net is primarily attributable to the impact of the tax sharing arrangement with GCI Liberty, extinguishment of debt in the current year, and foreign exchange gains in the current year and losses in the prior year.

Income taxes. We had income tax expense of $59 million and tax benefit of $30 million for the three months ended June 30, 2020 and 2019, respectively, and tax expense of $41 million and tax benefit of $38 million for the six months ended June 30, 2020 and 2019, respectively. Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended June 30, 2020 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by an increase in the valuation allowance against certain deferred tax assets, and foreign and state taxes.  Income tax benefit during the three months ended June 30, 2019 was due primarily to tax benefits from tax credits generated by our alternative energy investments and tax benefits from losses generated in 2019 and eligible for carryback to tax years with federal income tax rates greater than the U.S. statutory tax rate of 21%.  Income tax expense was lower than the U.S. statutory tax rate of 21% during the six months ended June 30, 2020 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by an increase in the valuation allowance against certain deferred tax assets and foreign taxes.  Income tax benefit during the six months ended June 30, 2019 was due primarily to tax benefits from tax credits generated by our alternative energy investments and tax benefits from losses generated in 2019 and eligible for carryback to tax years with federal income tax rates greater than the U.S. statutory tax rate of 21%.

Net earnings. We had net earnings of $234 million and $130 million for the three months ended June 30, 2020 and 2019, respectively, and net earnings of $225 million and $196 million for the six months ended June 30, 2020 and 2019, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2020, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, availability under QVC’s Senior Secured Credit Facility, (the “Fourth Amended and Restated Credit Facility”), as discussed in note 6 of the accompanying condensed consolidated financial statements, debt issuances, equity issuances, interest receipts, proceeds from asset sales, and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such as, in the case of QVC and Zulily, due to a requirement that a leverage ratio (calculated in accordance with the terms of such indebtedness) of less than 3.5 must be maintained.

During the six months ended June 30, 2020 the Company’s issuer debt credit rating was lowered from BB to BB- and QVC’s issue-level rating on secured debt was lowered from BBB- to BB+ by S&P Global Ratings. All other credit ratings remained unchanged.

As of June 30, 2020, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$795
Zulily	3
Corporate and other	150
Total Qurate Retail	$948

Borrowing capacity
amount in billions
Fourth Amended and Restated Credit Facility	$2.9

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of June 30, 2020, the Company had approximately $299 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the United States. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 62% of QVC’s foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan (as defined below) and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Six months ended
	June 30,
	2020	2019

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$1,198	593
Net cash provided (used) by investing activities	$(166)	(367)
Net cash provided (used) by financing activities	$(754)	(360)

During the six months ended June 30, 2020, Qurate Retail's primary uses of cash were net debt repayments of $724 million, capital expenditures of $108 million and investments in and loans to equity method investments of $55 million.

The projected uses of Qurate Retail cash for the remainder of 2020 are the continued capital improvement spending of approximately $150 million, debt service payments (including approximately $175 million for interest payments on outstanding debt), the potential buyback of common stock under the approved share buyback program and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

The Company entered into an option agreement to sell an investment in an alternative energy company accounted for as an equity method investment.  On July 17, 2020, the Company received notice that the other party expects to exercise its option, and the Company expects to receive pre-tax proceeds of approximately $262 million in August 2020.

On August 10, 2020, Qurate Retail announced its Board of Directors intends to distribute a special dividend consisting of (i) cash in the amount of $1.50 per common share for an aggregate cash dividend of approximately $633 million and (ii) newly issued 8.0% fixed rate cumulative redeemable preferred shares (the “Preferred Shares”) equivalent to $3.00 in initial liquidation value per common share, for an aggregate issuance of approximately $1.3 billion aggregate liquidation preference. The dividend has not yet been declared and is subject to formal approval by a committee of the board, but is currently expected to be payable on September 14th to holders of record of Qurate Retail’s Series A and Series B common stock as of the close of business on August 31st. Holders of the Preferred Shares are expected to receive quarterly cash dividends at a fixed rate of 8.0% per year. The Preferred Shares are expected to be non-voting, subject to a mandatory redemption right in the first quarter of 2031.

Results of Operations—Businesses

QVC.  QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the U.S., QVC’s televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC 2, QVC 3, HSN and HSN2. During the first quarter of 2019, QVC transitioned its televised Beauty iQ channel to QVC 3 and Beauty iQ content was moved to a digital only platform. QVC U.S. programming is also available on QVC.com and HSN.com, QVC’s U.S. websites; applications via streaming video; Facebook Live, Roku, Apple TV and Amazon Fire; mobile applications; social pages and over-the-air broadcasters.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2020 and 2019, QVC-Japan paid dividends to Mitsui of $30 million and $28 million, respectively.

In response to stay at home restrictions as a result of COVID-19, QVC has mandated that non-essential employees work from home, has reduced the number of employees who are allowed on its production set and has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. In some cases, the move to a work from home arrangement for QVC’s non-essential employees will be permanent, which may result in the reduction of office space.  QVC has also mandated that all essential employees who do not feel comfortable coming to work will not be required to do so. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. In certain markets, QVC temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees.  The total increase in wages and salaries of approximately $8 million is primarily recorded in cost of goods sold. QVC has also paid a one-time work from home allowance to its employees totaling $4 million, which is primarily recorded in selling, general and administrative expenses. While the temporary increase in wages and salaries has been terminated as of June 30, 2020, the inability to control the spread of COVID-19, or the expansion or extension of these stay at home restrictions could negatively impact QVC’s results in the future.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating.  As a result, beginning at the end of March 2020 and continuing through the second quarter of 2020, QVC observed an increase in new customers and an increase in demand for certain lower margin categories, such as home and electronics, and a decrease in demand for higher margin categories, such as apparel. QVC has continued to offer its installment payment option.

As a result, for the three and six months ended June 30, 2020, management has increased certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through QVC’s installment payment option, and inventory obsolescence due to decreased demand for certain categories, such as apparel.

In July 2020, QVC implemented a planned workforce reduction with the goal of making the organizational structure more streamlined and efficient.  As part of the workforce reduction, QVC has decided to eliminate live hours on QVC 2 in the U.S. and other secondary channels within the various markets. As a result, QVC recorded $16 million of severance expense during the three months ended June 30, 2020, which is recorded in selling, general and administrative expense.

QVC's operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Net revenue	$2,723	2,514	5,150	5,015
Cost of sales	(1,735)	(1,578)	(3,319)	(3,188)
Operating expenses	(187)	(179)	(364)	(356)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(294)	(256)	(570)	(517)
Adjusted OIBDA	507	501	897	954
Stock-based compensation	(10)	(11)	(16)	(20)
Depreciation and amortization	(116)	(124)	(230)	(242)
Transaction related costs	—	(1)	—	(1)
Operating income	$381	365	651	691

Net revenue was generated in the following geographical areas:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
QxH	$2,010	1,874	3,802	3,731
QVC International	713	640	1,348	1,284
Consolidated QVC	$2,723	2,514	5,150	5,015

QVC's consolidated net revenue increased 8.3% and 2.7% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increase in net revenue for the three month period was primarily due to a 6.4% increase in units shipped, a $25 million decrease in estimated product returns, primarily driven by QxH and a slight increase in average selling price per unit ("ASP"), which was partially offset by $6 million in unfavorable foreign exchange rates across all markets. The six month increase in net revenue is primarily due to a 1.7% increase in units shipped, a $59 million decrease in estimated product returns, primarily driven by QxH, which was partially offset by a slight decrease in ASP and $13 million in unfavorable foreign exchange rates across all markets.

During the six months ended June 30, 2020 and 2019, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Six months ended
	June 30, 2020			June 30, 2020
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	7.3%	—%	7.3%	1.9%	—%	1.9%
QVC International	11.4%	(1.0)%	12.4%	5.0%	(1.0)%	6.0%

The increase in QxH net revenue for the three months ended June 30, 2020 was primarily due to a 4.5% increase in units shipped, a slight increase in ASP and a $29 million decrease in estimated product returns. For the six months ended June 30, 2020, QxH net revenue increased due to a 0.9% increase in units shipped and a $59 million decrease in estimated product returns partially offset by a slight decline in ASP. The decrease in estimated product returns for both comparable periods was primarily driven by a shift in product mix, to lower return rate categories, partially offset by an increase in sales volume. For both the three and six months ended June 30, 2020, QxH experienced shipped sales growth in home, electronics and beauty with declines in all other categories.

QVC International net revenue growth in constant currency for the three months ended June 30, 2020 was primarily due to an 11% increase in units shipped, driven by increases in units shipped across all markets, while ASP remained flat. QVC-International net revenue growth in constant currency for the six months ended June 30, 2020 was primarily due to a 3.7% increase in units shipped, driven by increases in units shipped across all markets, and a 1.5% increase in ASP, driven by increases in ASP in Germany and the U.K., partially offset by ASP declines in Japan and Italy. For both the three and six months ended June 30, 2020, QVC-International experienced shipped sales growth in constant currency in home, beauty and electronics with declines in all other categories.

QVC's future net revenue growth will primarily depend on sales growth from e-commerce, mobile platforms, and applications via streaming video, additions of new customers from households already receiving QVC's televised programming and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of video-on-demand technologies and Internet video services; (iv) QVC’s ability to source new and compelling products; and (v) general economic conditions.

The current economic uncertainty due to COVID-19 in various regions of the world in which QVC’s subsidiaries and affiliates operate could adversely affect demand for its products and services since a substantial portion of its revenue is derived from discretionary spending by individuals, which typically declines during times of economic instability. Global financial markets have recently experienced disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, continues to be uncertain, QVC’s customers may respond by suspending, delaying or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, QVC’s ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline.

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.” The Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U. and this uncertainty may last for years, and could potentially have a negative impact on QVC’s business. The potential impacts include, but are not limited to, unfavorable new trade agreements, the possible imposition of trade or other regulatory barriers which could result in shipping delays or shortages of products, and a negative impact to the global economy and consumer demand.

QVC's cost of sales as a percentage of net revenue was 63.7% and 64.4% for the three and six months ended June 30, 2020, respectively, compared to 62.8% and 63.6% for the three and six months ended June 30, 2019, respectively. The increase in cost of goods sold as a percentage of revenue for both comparable periods is primarily due to a shift in product mix to the lower margin categories of home and electronics across all markets, and to a lesser extent, higher freight costs at QxH.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $8 million for both the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. The increase for both comparable periods was primarily due to an increase in credit card fees at QxH as a result of increased sales during the periods and lower sales penetration of QVC’s private label credit cards, which do not charge credit card fees.

QVC's SG&A expenses (excluding stock-based compensation and transaction related costs) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $38 million and increased $53 million for three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year, and as a percentage of net revenue, increased from 10.2% to 10.8% and 10.3% to 11.1% for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019, respectively. For the three months ended June 30, 2020, the increase was primarily due to a $27 million increase in personnel costs across all markets except Italy, a $14 million increase in marketing primarily at QxH, and a $4 million increase in estimated credit losses across all markets except Japan. The increases were partially offset by a $3 million decrease due to less travel expenses as a result of COVID-19 and a $2 million decrease in outside services primarily at QxH.

For the six months ended June 30, 2020, the increase was primarily due to a $29 million increase in personnel costs across all markets, an $18 million increase in marketing primarily at QxH and a $12 million increase in estimated credit losses across all markets except Japan.  The increases were partially offset by a $5 million decrease due to less travel expenses as a result of COVID-19 across all markets. The increase related to personnel costs for both comparable periods was primarily related to increased severance, an increase to QVC’s estimated incentive pay and a work from home allowance as a result of COVID-19, which was partially offset by the closure of QVC’s operations in France in 2019. The increases related to estimated credit losses for both comparable periods were primarily due to a higher number of new customers and a shift in product mix into home and electronics, which have greater historical loss rates.  In addition, there was an increase to QVC’s historical loss percentage as a result of additional risks due to COVID-19.

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $10 million and $11 million of stock-based compensation expense for the three months ended June 30, 2020 and June 30, 2019, respectively, and $16 million and $20 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The decrease in stock compensation expense for the six months ended June 30, 2020 is primarily related to certain officers not reaching performance targets for restricted stock units.

Depreciation and amortization decreased $8 million and $12 million for the three and six months ended June 30, 2020 and June 30, 2019, respectively, and included $16 million and $33 million of acquisition related amortization for the three and six months ended June 30, 2020, respectively, and $17 million and $34 million of acquisition related amortization for the three and six months ended June 30, 2019, respectively.  The decrease was primarily a result of the disposition of assets in France in the second quarter of 2019.

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

Zulily's stand-alone operating results for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Net revenue	$422	363	738	760
Costs of sales	(308)	(270)	(548)	(565)
Operating expenses	(11)	(10)	(20)	(21)
SG&A expenses (excluding stock-based compensation)	(58)	(76)	(123)	(150)
Adjusted OIBDA	45	7	47	24
Stock-based compensation	(5)	(4)	(7)	(8)
Depreciation and amortization	(20)	(26)	(40)	(52)
Operating income (loss)	$20	(23)	—	(36)

Zulily's consolidated net revenue increased 16.3% and decreased 2.9% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increase in net revenue for the three months ended June 30, 2020 was primarily related to an increase of 9.6% in total units shipped and 5.9% in average sale price driven by increased demand for online shopping and Zulily’s merchandise as a result of stay-at-home orders and the temporary closure of brick-and-mortar retail due to COVID-19. The decrease in net revenue for the six months ended June 30, 2020 was primarily attributed to lower total units shipped for the three months ended March 31, 2020 driven by a decrease in new customers and lower purchasing frequency from existing customers compared to the corresponding periods in the prior year, partially offset by increased demand in the three months ended June 30, 2020.

Zulily's cost of sales as a percentage of net revenue was 73.0% and 74.4% for the three months ended June 30, 2020 and 2019, respectively, and 74.3% and 74.3% for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, the decrease was primarily due to an increase of 5.9% in average sale price.

Operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three months ended June 30, 2020, operating expenses increased compared to the corresponding period in the prior year, driven by increased sales volumes. For the six months ended June 30, 2020, operating expenses decreased compared to the corresponding period in the prior year due to lower sales volumes.

Zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended June 30, 2020, as a percentage of net revenue, these expenses decreased from 20.9% to 13.7%, and for the six months ended June 30, 2020, as a percentage of net revenue, these expenses decreased from 19.7% to 16.7%.   The decrease is primarily attributable to lower marketing spending and more leverage attributable to the increase in sales. Additionally, Zulily recognized a $10 million reduction in a sales tax accrual during the three and six months ended June 30, 2020, which was originally recorded at the acquisition date.

Zulily’s total depreciation and amortization expense decreased for the three and six months ended June 30, 2020, as compared to the corresponding periods in the prior year. The decline is due to the amortization of Zulily’s customer relationship asset being front-loaded in the earlier years of its useful life.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2020, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QxH and QVC International	$—	—%	$4,450	5.1%
Corporate and other	$—	—%	$2,208	5.1%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the six months ended June 30, 2020 would have been impacted by approximately $2 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2020 because of the material weakness in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Management has continued to monitor the implementation of the remediation plan described in the 2019 Form 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2020, we continued to assess Information Technology system related risks and implement control improvements to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

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

The Company has appropriately restricted access to the affected IT systems in Germany and has implemented annual and ongoing processes to assess and address risk in the IT environment. However, because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going risk assessments and control improvements to mitigate risks identified. We expect to conclude the effective remediation of the material weakness prior to the end of 2020.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In May 2019, the board authorized the repurchase of $500 million of Series A or Series B common stock. There were no repurchases of Series A or Series B common stock during the three months ended June 30, 2020.  As of June 30, 2020, $497 million was available to be used for share repurchases of Series A or Series B common stock under the Company’s share repurchase program.

During the three months ended June 30, 2020, no shares of Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

II-1

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Qurate Retail, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Annex A to Qurate Retail, Inc.’s Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2020 (File No. 001-33982).

10.2	Time-Based Restricted Stock Units Agreement between the Registrant and Gregory B. Maffei under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of Qurate Retail, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith
**	Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QURATE RETAIL, INC.
Date: August 10, 2020	By:	/s/ MICHAEL A.GEORGE
Michael A. George President and Chief Executive Officer
Date: August 10, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3