Form 10-Q
period 2020-09-30
Qurate Retail, Inc.
filed 2020-11-05
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-33982

QURATE RETAIL, INC.

(Exact name of Registrant as specified in its charter)

incorporation or organization)	Identification No.)
State of Delaware (State or other jurisdiction of incorporation or organization)	84-1288730 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock	QRTEA	The Nasdaq Stock Market LLC
Series B common stock	QRTEB	The Nasdaq Stock Market LLC
8.0% Series A Cumulative Redeemable Preferred Stock	QRTEP	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of October 31, 2020 was:

Series A common stock	387,844,870
Series B common stock	29,376,619

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2020	2019

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,044	673
Trade and other receivables, net of allowance for doubtful accounts of $147 million and $129 million, respectively	1,142	1,854
Inventory, net	1,481	1,413
Other current assets	702	636
Total current assets	4,369	4,576
Property and equipment, net	1,282	1,351
Intangible assets not subject to amortization (note 5):
Goodwill	6,601	6,576
Trademarks	3,168	3,168
	9,769	9,744
Intangible assets subject to amortization, net (note 5)	799	955
Other assets, at cost, net of accumulated amortization	573	679
Total assets	$16,792	17,305

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2020	2019

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$1,147	1,091
Accrued liabilities	1,101	1,173
Current portion of debt, including $1,682 million and $1,557 million measured at fair value (note 6)	1,682	1,557
Other current liabilities	226	180
Total current liabilities	4,156	4,001
Long-term debt (note 6)	5,184	5,855
Deferred income tax liabilities	1,744	1,716
Preferred stock (note 7)	1,248	—
Other liabilities	753	761
Total liabilities	13,085	12,333
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 387,810,463 shares at September 30, 2020 and 386,691,461 shares at December 31, 2019	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,376,619 shares at September 30, 2020 and 29,278,424 shares at December 31, 2019	—	—
Series C common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Additional paid-in capital	27	—
Accumulated other comprehensive earnings (loss), net of taxes	16	(55)
Retained earnings	3,531	4,891
Total stockholders' equity	3,578	4,840
Noncontrolling interests in equity of subsidiaries	129	132
Total equity	3,707	4,972
Commitments and contingencies (note 8)
Total liabilities and equity	$16,792	17,305

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Total revenue, net	$3,383	3,089	9,725	9,285
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	2,178	2,026	6,328	6,045
Operating expense	203	200	605	593
Selling, general and administrative, including stock-based compensation (note 2)	455	424	1,323	1,273
Depreciation and amortization	141	146	427	457
Impairment of intangible assets	—	1,020	—	1,020
	2,977	3,816	8,683	9,388
Operating income (loss)	406	(727)	1,042	(103)
Other income (expense):
Interest expense	(98)	(93)	(290)	(282)
Share of earnings (losses) of affiliates, net	(32)	(36)	(96)	(104)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(12)	(45)	(127)	(239)
Gains (losses) on transactions, net	223	—	224	(1)
Other, net	(65)	(4)	(65)	(18)
	16	(178)	(354)	(644)
Earnings (loss) before income taxes	422	(905)	688	(747)
Income tax (expense) benefit	(70)	150	(111)	188
Net earnings (loss)	352	(755)	577	(559)
Less net earnings (loss) attributable to the noncontrolling interests	14	15	39	38
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$338	(770)	538	(597)

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.81	(1.85)	1.29	(1.40)
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.80	(1.85)	1.28	(1.40)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Net earnings (loss)	$352	(755)	577	(559)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	49	(37)	45	(29)
Recognition of previously unrealized losses (gains) on debt, net	—	—	(1)	—
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(68)	5	31	(9)
Other comprehensive earnings (loss)	(19)	(32)	75	(38)
Comprehensive earnings (loss)	333	(787)	652	(597)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	16	14	43	40
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$317	(801)	609	(637)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2020	2019

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$577	(559)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	427	457
Impairment of intangible assets	—	1,020
Stock-based compensation	46	54
Share of (earnings) losses of affiliates, net	96	104
Realized and unrealized (gains) losses on financial instruments, net	127	239
(Gains) losses on transactions, net	(224)	1
Deferred income tax expense (benefit)	19	(165)
Other, net	52	10
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	720	575
Decrease (increase) in inventory	(63)	(209)
Decrease (increase) in prepaid expenses and other assets	69	53
(Decrease) increase in trade accounts payable	52	(192)
(Decrease) increase in accrued and other liabilities	(43)	(478)
Net cash provided (used) by operating activities	1,855	910
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(88)	(109)
Capital expenditures	(165)	(249)
Expenditures for television distribution rights	(41)	(128)
Cash proceeds from dispositions of investments	269	—
Net cash provided (used) by investing activities	(25)	(486)
Cash flows from financing activities:
Borrowings of debt	1,300	2,215
Repayments of debt	(2,077)	(2,179)
Repurchases of Qurate Retail common stock	—	(392)
Withholding taxes on net settlements of stock-based compensation	(3)	(6)
Dividends paid to noncontrolling interest	(46)	(34)
Dividends paid to common shareholders	(626)	—
Other financing activities, net	(12)	(72)
Net cash provided (used) by financing activities	(1,464)	(468)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	5	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	371	(47)
Cash, cash equivalents and restricted cash at beginning of period	681	660
Cash, cash equivalents and restricted cash at end of period	$1,052	613

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2020	2019

	in millions
Cash and cash equivalents	$1,044	673
Restricted cash included in other current assets	8	8
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$1,052	681

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2020	$—	4	—	—	(55)	4,891	132	4,972
Net earnings (loss)	—	—	—	—	—	538	39	577
Other comprehensive earnings (loss)	—	—	—	—	71	—	4	75
Stock compensation	—	—	—	44	—	—	—	44
Distribution to noncontrolling interest	—	—	—	—	—	—	(46)	(46)
Distribution of dividends to common shareholders	—	—	—	—	—	(1,898)	—	(1,898)
Other	—	—	—	(17)	—	—	—	(17)
Balance at September 30, 2020	$—	4	—	27	16	3,531	129	3,707

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at June 30, 2020	$—	4	—	25	37	5,091	129	5,286
Net earnings (loss)	—	—	—	—	—	338	14	352
Other comprehensive earnings (loss)	—	—	—	—	(21)	—	2	(19)
Stock compensation	—	—	—	17	—	—	—	17
Distribution to noncontrolling interest	—	—	—	—	—	—	(16)	(16)
Distribution of dividends to common shareholders	—	—	—	—	—	(1,898)	—	(1,898)
Other	—	—	—	(15)	—	—	—	(15)
Balance at September 30, 2020	$—	4	—	27	16	3,531	129	3,707

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2019	$—	4	—	—	(55)	5,675	120	5,744
Net earnings (loss)	—	—	—	—	—	(597)	38	(559)
Other comprehensive earnings (loss)	—	—	—	—	(40)	—	2	(38)
Stock compensation	—	—	—	54	—	—	—	54
Series A Qurate Retail stock repurchases	—	—	—	(392)	—	—	—	(392)
Distribution to noncontrolling interest	—	—	—	—	—	—	(34)	(34)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(6)	—	—	—	(6)
Reclassification	—	—	—	344	—	(344)	—	—
Balance at September 30, 2019	$—	4	—	—	(95)	4,734	126	4,769

	Stockholders' Equity
		Common stock					Accumulated
		Qurate		Additional	other		Noncontrolling
	Preferred	Retail		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at June 30, 2019	$—	4	—	—	(64)	5,583	118	5,641
Net earnings (loss)	—	—	—	—	—	(770)	15	(755)
Other comprehensive income (loss)	—	—	—	—	(31)	—	(1)	(32)
Stock compensation	—	—	—	17	—	—	—	17
Series A Qurate Retail stock repurchases	—	—	—	(96)	—	—	—	(96)
Distribution to noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Reclassification	—	—	—	79	—	(79)	—	—
Balance at September 30, 2019	$—	4	—	—	(95)	4,734	126	4,769

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Qurate Retail's Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”).

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

As a result of COVID-19, management increased the amounts of certain estimated reserves, including but not limited to, uncollectible receivables and inventory obsolescence for the three and nine months ended September 30, 2020.  Other than these changes, management is not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require the Company to update our estimates or judgments or revise the carrying value of our assets or liabilities.  Management’s estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

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

In December 2019, the Company entered into an amendment to the services agreement in connection with LMC’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s Chairman of the Board (the “Chairman”). Under the amended services agreement, components of his compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., GCI Liberty, and Liberty Broadband Corporation (collectively, the “Service Companies”) or reimbursed to LMC, in each case, based on allocations among LMC and the Service Companies set forth in the amended services agreement, currently set at 19% for the Company.

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $2 million was reimbursable to LMC for both the three months ended September 30, 2020 and 2019, and $7 million and $5 million was reimbursable to LMC for the nine months ended September 30, 2020 and 2019, respectively.  Qurate Retail had a tax sharing payable with LMC and GCI Liberty in the amount of approximately $125 million and $95 million as of September 30, 2020 and December 31, 2019, respectively, included in Other liabilities in the condensed consolidated balance sheets.

On August 21, 2020, Qurate Retail announced that an authorized committee of its Board of Directors had declared a special dividend (the “Special Dividend”) on each outstanding share of its Series A and Series B common stock consisting of (i) cash in the amount of $1.50 per common share, for an aggregate cash dividend of approximately $633 million, and (ii) 0.03 shares of newly issued 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”), having an initial liquidation price of $100 per share of Preferred Stock, with cash paid in lieu of fractional shares. The distribution ratio for the Preferred Stock portion of the Special Dividend was equivalent to $3.00 in initial liquidation preference per common share, for an aggregate issuance of approximately $1.3 billion aggregate liquidation preference. The dividend was distributed on September 14, 2020 to holders of record of Qurate Retail’s Series A and Series B common stock. Holders of the Preferred Stock are entitled to receive quarterly cash dividends at a fixed rate of 8.0% per year on a cumulative basis, beginning December 15, 2020 and thereafter on each of March 15, June 15, September 15 and December 15 during the term. The Preferred Stock is non-voting, except in limited circumstances as required by law, and subject to a mandatory redemption on March 15, 2031.

During the three and nine months ended September 30, 2020 the Company recognized a gain as a result of the sale of one of its alternative energy investments. The Company received total cash consideration of $272 million and recorded a gain of $224 million on the sale.

(2)   Stock-Based Compensation

The Company has granted to certain of its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), restricted stock units (“RSUs”) and options to purchase shares of the Company’s common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In connection with the Special Dividend, holders of RSAs and RSUs of Series A Qurate Retail common stock (“QRTEA”) outstanding at the close of business on the record date received:

i.	a special cash dividend in the amount of $1.50 per share for each QRTEA RSA and RSU so held (“Cash Dividend”), and
ii.	a special dividend of 0.03 shares of newly issued Preferred Stock for each QRTEA RSA and RSU so held, with cash distributed in lieu of fractional shares. The Preferred Stock dividend related to QRTEA RSAs and RSUs was issued in the form of Preferred Stock RSAs and RSUs, corresponding to the original grant of either RSAs or RSUs.

The Cash Dividend for RSA holders was paid upon distribution. The Cash Dividend for RSU holders along with the Preferred Stock RSAs and RSUs are subject to the same vesting schedules as those applicable to the corresponding original QRTEA RSAs and RSUs.

Also in connection with the Special Dividend, holders of outstanding stock options and stock appreciation rights (“SARs”) to purchase shares of QRTEA or Series B Qurate Retail common stock (“QRTEB” and together with QRTEA, “QRTEA/B”) on the record date were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the stock options and SARs were granted. The adjustment to the exercise price and the number of shares subject to the original stock option or SAR award preserved:

i.	the pre-Special Dividend intrinsic value of the original QRTEA/B stock option or SAR, and
ii.	the pre-Special Dividend ratio of the exercise price to the market price of the corresponding original QRTEA/B stock option or SAR.

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $19 million and $17 million of stock-based compensation during the three months ended September 30, 2020 and 2019, respectively, and $46 million and $54 million of stock-based compensation during the nine months ended September 30, 2020 and 2019, respectively.

The following table presents the number and weighted average GDFV of options granted by the Company during the nine months ended September 30, 2020:

	Nine months ended
	September 30, 2020
	Options Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, QVC and HSN employees (1)	4,166	$1.94
Series A Qurate Retail common stock, Zulily employees (1)	618	$1.94
Series A Qurate Retail common stock, Qurate Retail employees (2)	84	$4.65
(1)	Grants vest semi-annually over four years.
(2)	Grants vest between three and four years.

During the nine months ended September 30, 2020, Qurate Retail granted to employees 9.8 million RSUs of QRTEA. The Series A RSUs had a GDFV of $4.66 per share and generally vest annually over four years. In connection with our Chairman’s employment agreement, during the nine months ended September 30, 2020, Qurate Retail granted 584 thousand performance-based RSUs of QRTEA to the Chairman. The Series A RSUs had a GDFV of $4.44 per share at the time they were granted and will cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives.  During the nine months ended September 30, 2020, Qurate Retail also granted 725 thousand performance-based RSUs of QRTEA to its CEO.  The Series A RSUs had a GDFV of $4.44 per share at the time they were granted and will cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

Also during the nine months ended September 30, 2020, Qurate Retail granted 38 thousand time-based RSUs of QRTEA to our Chairman. The RSUs had a GDFV of $7.44 per share and cliff vest on December 10, 2020.  This RSU grant was issued in lieu of our Chairman receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he has waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.

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

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	23,248	$21.28
Granted	4,868	$4.53
Exercised	(212)	$0.50
Forfeited/Cancelled	(4,447)	$18.74
Special Dividend adjustment	15,145	$11.19
Outstanding at September 30, 2020	38,602	$11.22	4.3	years	$45
Exercisable at September 30, 2020	20,002	$14.59	3.2	years	$7

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2020	1,844	$27.09
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Special Dividend adjustment	1,182	$16.51
Outstanding at September 30, 2020	3,026	$16.51	2.3	years	$—
Exercisable at September 30, 2020	3,026	$16.51	2.3	years	$—

There were no options to purchase shares of QRTEB granted during the nine months ended September 30, 2020.

As of September 30, 2020, the total unrecognized compensation cost related to unvested Awards was approximately $45 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.4 years.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2020, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 38.6 million shares of QRTEA and 3.0 million shares of QRTEB.

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

Excluded from diluted EPS for both of the three and nine months ended September 30, 2020 and 2019 are 29 million potential common shares, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	number of shares in millions
Basic WASO	417	417	417	426
Potentially dilutive shares	4	1	3	1
Diluted WASO	421	418	420	427

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2020			December 31, 2019
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$524	524	—	339	339	—
Indemnification asset	$310	—	310	202	—	202
Debt	$1,682	—	1,682	1,557	—	1,557

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

The indemnification asset relates to GCI Liberty’s agreement to indemnify Liberty Interactive LLC (“LI LLC”) and pertains to the ability of holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the “1.75% Exchangeable

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Debentures”) to exercise their exchange right according to the terms of the debentures on or before October 5, 2023.  Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the condensed consolidated balance sheets as of September 30, 2020 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2).  As of September 30, 2020, a holder of the 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification asset is included as a current asset in our condensed consolidated balance sheet as of that date.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Exchangeable senior debentures	(145)	(49)	(225)	(304)
Indemnification asset	94	3	107	58
Other financial instruments	39	1	(9)	7
	$(12)	(45)	(127)	(239)

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a loss of $90 million and a gain of $7 million for the three months ended September 30, 2020 and 2019, respectively, and a gain of $39 million and a loss of $12 million for the nine months ended September 30, 2020 and 2019, respectively.  The cumulative change was a gain of $210 million as of September 30, 2020.

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	Zulily	Other	Total

	amounts in millions
Balance at January 1, 2020	$5,228	859	477	12	6,576
Foreign currency translation adjustments	—	25	—	—	25
Balance at September 30, 2020	$5,228	884	477	12	6,601

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $89 million and $95 million for the three months ended September 30, 2020 and 2019, respectively, and $274 million and $289 million for the nine months ended September 30, 2020 and 2019, respectively. Based on its amortizable intangible assets as of September 30, 2020, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2020	$92
2021	$267
2022	$157
2023	$103
2024	$75

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	September 30, 2020	September 30, 2020	December 31, 2019

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	504	502	502
4% Exchangeable Senior Debentures due 2029	431	355	327
3.75% Exchangeable Senior Debentures due 2030	432	342	318
3.5% Exchangeable Senior Debentures due 2031	218	371	422
0.75% Exchangeable Senior Debentures due 2043	—	—	2
1.75% Exchangeable Senior Debentures due 2046	332	614	488
Subsidiary level notes and facilities
QVC 5.125% Senior Secured Notes due 2022	—	—	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 4.75% Senior Secured Notes due 2027	575	575	—
QVC 4.375% Senior Secured Notes due 2028	500	500	—
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Bank Credit Facilities	—	—	1,235
Deferred loan costs	—	(51)	(40)
Total consolidated Qurate Retail debt	$6,654	6,866	7,412
Less current classification		(1,682)	(1,557)
Total long-term debt		$5,184	5,855

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

Availability under the Fourth Amended and Restated Credit Agreement at September 30, 2020 was $2.9 billion, including the portion available under the $400 million tranche that Zulily may also borrow on.

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

4.375% Senior Secured Notes due 2028

On August 20, 2020, QVC completed a registered debt offering for $500 million of the 4.375% Senior Secured Notes due 2028 (the "2028 Notes") at par. Interest on the 2028 Notes will be paid semi-annually in March and September, with payments commencing on March 1, 2021. The proceeds were used in a cash tender offer (the “Tender Offer”) to purchase the outstanding $500 million of 5.125% Senior Secured Notes due 2022 (the “2022 Notes”). QVC also issued a notice of redemption exercising its right to optionally redeem any of the 2022 Notes that remained outstanding following the Tender Offer. As a result of the Tender Offer and the redemption, the Company recorded a loss on extinguishment of debt in the condensed consolidated statements of operations of $42 million for both the three and nine months ended September 30, 2020.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of September 30, 2020 the Company’s exchangeable debentures have been classified as current because the Company does not own shares to redeem the debentures or they are currently redeemable. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

On April 1, 2020, T-Mobile US, Inc. completed its acquisition of Sprint Corporation (“TMUS/S Acquisition”) for 0.10256 shares of T-Mobile US, Inc. for every share of Sprint Corporation. Following the TMUS/S Acquisition, the reference shares attributable to each $1,000 original principal amount of the 4.0% Senior Exchangeable Debentures due 2029 and the 3.75% Senior Exchangeable Debentures due 2030 consist of 0.3309 shares and 0.2419 shares of common stock of T-Mobile US, Inc., respectively, and 0.7860 shares and 0.5746 shares of common stock of CenturyLink, Inc., respectively.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at September 30, 2020.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2020 are as follows (amounts in millions):

Senior debentures	$846
QVC senior secured notes	$4,481

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at September 30, 2020.

(7) Preferred Stock

On September 14, 2020, Qurate Retail issued the Preferred Stock. There were 13,500,000 shares of Preferred Stock authorized and 12,500,216 shares issued and outstanding at September 30, 2020.

Priority. The Preferred Stock ranks senior to the shares of common stock of Qurate Retail, with respect to dividend rights, rights of redemption and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of Qurate Retail’s affairs. Shares of Preferred Stock are not convertible into shares of common stock of Qurate Retail.

Dividends. Holders of the Preferred Stock are entitled to receive quarterly cash dividends at a rate of 8.0% per annum of the liquidation price (as described below) on a cumulative basis, during the term. If declared, accrued dividends will be payable quarterly on each dividend payment date, beginning December 15, 2020 and thereafter on each March 15, June 15, September 15, and December 15 during the term (or, if such date is not a business day, the next business day after such date). If Qurate Retail fails to pay dividends or the applicable redemption price with respect to any redemption within

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

30 days after the applicable dividend payment or redemption date, the dividend rate will increase as provided by the Certificate of Designations for the Preferred Stock (the “Certificate of Designations”). Accrued dividends that are not paid within 30 days after the applicable dividend payment date will be added to the liquidation price until paid together with all dividends accrued thereon.

The ability of Qurate Retail to declare or pay any dividend on, or purchase, redeem, or otherwise acquire, any of its common stock or any other stock ranking on parity with the Preferred Stock will be subject to restrictions if Qurate Retail does not pay all dividends and all redemption payments on the Preferred Stock, subject to certain exceptions as set forth in the Certificate of Designations.

Distributions upon Liquidation, Dissolution or Winding Up. Upon Qurate Retail’s liquidation, winding-up or dissolution, each holder of shares of the Preferred Stock will be entitled to receive, before any distribution is made to the holders of Qurate Retail common stock, an amount equal to the liquidation price plus all unpaid dividends (whether or not declared) accrued from the immediately preceding dividend payment date, subject to the prior payment of liabilities owed to Qurate Retail’s creditors and the preferential amounts to which any stock senior to the Preferred Stock is entitled. The Preferred Stock has a liquidation price equal to the sum of (i) $100, plus (ii) all accrued and unpaid dividends (whether or not declared) that have been added to the liquidation price.

Mandatory and Optional Redemption. The Preferred Stock is subject to mandatory redemption on March 15, 2031 at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date. On or after the fifth anniversary of September 14, 2020 (the “Original Issue Date”), Qurate Retail may redeem all or a portion of the outstanding shares of Preferred Stock, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date plus, if the redemption is (x) on or after the fifth anniversary of the Original Issue Date but prior to its sixth anniversary, 4.00% of the liquidation price, (y) on or after the sixth anniversary of the Original Issue Date but prior to its seventh anniversary, 2.00% of the liquidation price and (z) on or after the seventh anniversary of the Original Issue Date, zero. Both mandatory and optional redemptions must be paid in cash.

Voting Power. Holders of the Preferred Stock will not have any voting rights or powers, except as specified in the Certificate of Designations or as required by Delaware law.

Preferred Stock Directors. So long as the aggregate liquidation price of the outstanding shares of Preferred Stock exceeds 25% of the aggregate liquidation price of the shares of Preferred Stock issued on the Original Issue Date, holders of Preferred Stock will have certain director election rights as described in the Certificate of Designations whenever dividends on shares of Preferred Stock have not been declared and paid for two consecutive dividend periods and whenever Qurate Retail fails to pay the applicable redemption price in full with respect to any redemption of the Preferred Stock or fails to make a payment with respect to the Preferred Stock in connection with a liquidation or Extraordinary Transactions (as defined in the Certificate of Designations).

Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the condensed consolidated balance sheets.  The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share.  Given the liability classification of the Preferred Stock, all dividends accrued will be classified as interest expense in the condensed consolidated statements of operations.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8)   Commitments and Contingencies

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

(9)   Information About Qurate Retail's Operating Segments

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

For the nine months ended September 30, 2020, Qurate Retail has identified the following operating segments as its reportable segments:

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

Qurate Retail's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The accounting policies of the segments are the same as those described in the Company's Summary of Significant Accounting Policies in the 2019 10-K.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	September 30, 2020
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$819	286	115	248	1,468
Apparel	312	115	147	37	611
Beauty	297	168	17	—	482
Accessories	219	67	94	—	380
Electronics	197	25	3	—	225
Jewelry	93	59	12	—	164
Other revenue	43	3	7	—	53
Total Revenue	$1,980	723	395	285	3,383

	Nine months ended
	September 30, 2020
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$2,303	829	326	631	4,089
Apparel	913	316	411	108	1,748
Beauty	910	499	50	—	1,459
Accessories	676	188	281	—	1,145
Electronics	588	78	10	—	676
Jewelry	273	155	34	—	462
Other revenue	119	6	21		146
Total Revenue	$5,782	2,071	1,133	739	9,725

	Three months ended
	September 30, 2019
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$670	236	95	187	1,188
Apparel	334	107	141	39	621
Beauty	303	161	12	—	476
Accessories	199	63	90	—	352
Electronics	209	21	3	—	233
Jewelry	98	59	12	—	169
Other revenue	41	3	6	—	50
Total Revenue	$1,854	650	359	226	3,089

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine months ended
	September 30, 2019
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$2,009	714	298	530	3,551
Apparel	1,005	327	422	117	1,871
Beauty	915	462	37	—	1,414
Accessories	667	190	295	—	1,152
Electronics	564	68	10	—	642
Jewelry	303	161	37	—	501
Other revenue	122	12	20	—	154
Total Revenue	$5,585	1,934	1,119	647	9,285

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

Adjusted OIBDA is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	amounts in millions
QxH	$380	346	1,061	1,093
QVC International	132	106	348	313
Zulily	27	8	74	32
Corporate and other	27	(4)	32	(9)
Consolidated Qurate Retail	$566	456	1,515	1,429

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	September 30, 2020
	Total assets	Investments in affiliates	Capital expenditures

	amounts in millions
QxH	$11,928	38	121
QVC International	2,294	—	19
Zulily	1,085	—	17
Corporate and other	1,485	14	8
Consolidated Qurate Retail	$16,792	52	165

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Adjusted OIBDA	$566	456	1,515	1,429
Stock-based compensation	(19)	(17)	(46)	(54)
Depreciation and amortization	(141)	(146)	(427)	(457)
Impairment of intangible assets	—	(1,020)	—	(1,020)
Transaction related costs	—	—	—	(1)
Operating income (loss)	$406	(727)	1,042	(103)
Interest expense	(98)	(93)	(290)	(282)
Share of earnings (loss) of affiliates, net	(32)	(36)	(96)	(104)
Realized and unrealized gains (losses) on financial instruments, net	(12)	(45)	(127)	(239)
Gains (losses) on transactions, net	223	—	224	(1)
Other, net	(65)	(4)	(65)	(18)
Earnings (loss) before income taxes	$422	(905)	688	(747)

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

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”), as well as Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2019 10-K.

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

In response to these stay at home restrictions, QVC has mandated that non-essential employees work from home, has reduced the number of employees who are allowed on its production set and has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. In some cases, the move to a work from home arrangement for QVC’s non-essential employees will be permanent, which may result in the reduction of office space. QVC has also mandated that all essential employees who do not feel comfortable coming to work will not be required to do so. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. In certain markets, QVC temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees.  QVC has also paid a one-time work from home allowance to its employees during the second quarter of 2020. While the temporary increase in wages and salaries has been terminated in most of QVC’s facilities, the inability to control the spread of COVID-19, or the expansion or extension of these stay at home restrictions could negatively impact QVC’s results in the future.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating.  As a result, beginning at the end of March 2020, QVC observed an increase in new customers and an increase in demand for certain categories, such as home.

As a result, for the three and nine months ended September 30, 2020, management has increased certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through QVC’s installment payment option, and inventory obsolescence due to decreased demand for certain categories, such as apparel. Management's estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements.

Zulily has seen increased freight surcharges from China due to COVID-19 and in concert with QVC has made work accommodations in its fulfillment centers which has resulted in an increase in labor expense.  Zulily has also incurred additional expenses to deep cleanse its fulfillment centers and office buildings, coupled with a work-from-home allowance to reimburse its employees for home office and associated technology costs as a result of COVID-19. In addition, Zulily management cut all travel expenses, and reduced capital expenditures due to uncertainty created by COVID-19.

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

In July 2020, QVC implemented a planned workforce reduction with the goal of making the organizational structure more streamlined and efficient.  As part of the workforce reduction, QVC decided to eliminate live hours on QVC 2 in the U.S. and other secondary channels within the various markets.  See more details below in the "Results of Operations—Businesses" section.

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

Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Revenue
QxH	$1,980	1,854	5,782	5,585
QVC International	723	650	2,071	1,934
Zulily	395	359	1,133	1,119
Corporate and other	285	226	739	647
Consolidated Qurate Retail	$3,383	3,089	9,725	9,285

Operating Income (Loss)
QxH	$274	243	744	782
QVC International	114	87	295	239
Zulily	3	(1,042)	3	(1,078)
Corporate and other	15	(15)	—	(46)
Consolidated Qurate Retail	$406	(727)	1,042	(103)

Adjusted OIBDA
QxH	$380	346	1,061	1,093
QVC International	132	106	348	313
Zulily	27	8	74	32
Corporate and other	27	(4)	32	(9)
Consolidated Qurate Retail	$566	456	1,515	1,429

Revenue.    Consolidated Qurate Retail revenue increased 9.5% or $294 million and 4.7% or $440 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year.  The increase in the three and nine months ended September 30, 2020 was due to increased revenue at QxH of $126 million and $197 million for the three and nine months ended September 30, 2020, respectively, increased revenue at QVC International of $73 million and $137 million for the three and nine month periods ended September 30, 2020, respectively, increased revenue at Zulily of $36 million and $14 million for the three and nine months ended September 30, 2020, and increased revenue in the Corporate and other segment of $59 million and $92 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. The increase in Corporate and other revenue was due to an increase in revenue at Cornerstone due to strong revenue in the home category.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $19 million and $17 million of stock-based compensation for the three months ended September 30, 2020 and 2019, respectively, and $46 million and $54 million of stock-based compensation for the nine months ended September 30, 2020 and 2019, respectively. The increase of $2 million for the three months ended September 30, 2020 was primarily due to increases at QxH, Zulily and at the corporate level.  The decrease of $8 million for the nine months ended September 30, 2020 was primarily due to a decrease of $4 million at QxH, a decrease of $1 million at Zulily, and a decrease of $3 million at the corporate level. As of September 30, 2020, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $45 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

Operating income.    Our consolidated operating income increased $1,133 million and $1,145 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increase in operating results for the three and nine months ended September 30, 2020 was primarily due to a decrease in operating losses at Zulily of $1,045 million and $1,081 million for the three and nine months ended September 30, 2020 due to a $1,020 million impairment of intangible assets in the third quarter of 2019, respectively, an increase in operating income at QVC International of $27 million and $56 million for the three and nine months ended September 30, 2020, respectively, an increase in operating income at QxH of $31 million for the three months ended September 30, 2020, and a decrease in operating losses at the Corporate and other segment of $30 million and $46 million for the three and nine months ended September 30, 2020, respectively, partially offset by a decrease in operating income at QxH of $38 million for the nine months ended September 30, 2020, compared to the corresponding periods in the prior year.  Operating loss in the Corporate and other segment improved for the three months ended September 30, 2020, as compared to the corresponding period in the prior year, primarily related to an increase in operating income at Cornerstone due to strong revenue and product margin performance in the home category. Operating loss in the Corporate and other segment improved for the nine months ended September 30, 2020, compared to the same period in the prior year, primarily related to a decrease in operating losses at the corporate level and increased operating income at Cornerstone due to strong revenue and product margin performance in the home category. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Operating income (loss)	$406	(727)	1,042	(103)
Depreciation and amortization	141	146	427	457
Stock-based compensation	19	17	46	54
Impairment of intangible assets	—	1,020	—	1,020
Transaction related costs	—	—	—	1
Adjusted OIBDA	$566	456	1,515	1,429

Consolidated Adjusted OIBDA increased 24.1% or $110 million and 6.0% or $86 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year.  The increase in Adjusted OIBDA for the three and nine months ended September 30, 2020 was primarily due to an increase at Zulily of $19 million and $42 million for the three and nine months ended September 30, 2020, respectively, an increase at QVC International of $26 million and $35 million for the three and nine months ended September 30, 2020, respectively, an increase at QxH of $34 million for the three months ended September 30, 2020, and an increase at Corporate and other of $31 million and $41 million for the three and nine months ended September 30, 2020, respectively, partially offset by a decrease at QxH of $32 million for the nine months ended September 30, 2020, compared to the same periods in the prior year.  The change in the Corporate and other segment for the three months ended September 30, 2020 was primarily due to an increase in Cornerstone Adjusted OIBDA due to strong revenue and product margin performance in the home category. The change in the Corporate and other segment for the nine months ended September 30, 2020 was primarily due to a decrease in Adjusted OIBDA losses at the corporate level, and an increase in Cornerstone Adjusted OIBDA due to strong revenue and product margin performance in the home category. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions

Interest expense	$(98)	(93)	(290)	(282)
Share of earnings (losses) of affiliates	(32)	(36)	(96)	(104)
Realized and unrealized gains (losses) on financial instruments, net	(12)	(45)	(127)	(239)
Gains (losses) on transactions, net	223	—	224	(1)
Other, net	(65)	(4)	(65)	(18)
Other income (expense)	$16	(178)	(354)	(644)

Interest expense.    Interest expense increased $5 million and $8 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increases are primarily related to QVC refinancing its borrowings on its senior secured credit facility with newly issued senior secured notes in February 2020, which have higher interest rates, partially offset by lower debt balances mainly due to the repayment of amounts outstanding on the senior secured credit facility.

Share of earnings (losses) of affiliates.   Share of losses of affiliates decreased $4 million and $8 million for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year.  The losses decreased during the three and nine months ended September 30, 2020 due to improved results at the Company’s alternative energy entities.  These entities typically operate at a loss and the Company records its share of such losses but have favorable tax attributes and credits, which are recorded in the Company’s tax accounts.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Exchangeable senior debentures	(145)	(49)	(225)	(304)
Indemnification asset	94	3	107	58
Other financial instruments	39	1	(9)	7
	$(12)	(45)	(127)	(239)

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The decrease in realized and unrealized losses for the three months ended September 30, 2020, compared to the corresponding period in the prior year, was primarily driven by unrealized gains on the indemnification asset and derivative instruments (described in note 4 of the accompanying condensed consolidated financial statements), partially offset by an increase in unrealized losses on the exchangeable senior debentures. The decrease in realized and unrealized losses for the nine months ended September 30, 2020, compared to the corresponding period in the prior year, was driven by a decrease in unrealized losses on the exchangeable senior debentures and an increase in unrealized gains on the indemnification asset, partially offset by an increase in unrealized losses on derivative instruments.

Gains (losses) on transactions, net. Gains (losses) on transactions, net increased during the three and nine months ended September 30, 2020 as the result of the sale of one of the Company’s alternative energy investments during the third quarter of 2020. The Company received total cash consideration of $272 million and recorded a gain of $224 million on the sale of the alternative energy investment.

Other, net. Other, net declined $61 million and $47 million for the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in the prior year. The activity captured in other, net is primarily attributable to the impact of the tax sharing arrangement with GCI Liberty, extinguishment of debt in the current year, and foreign exchange gains in the current year and losses in the prior year.

Income taxes. We had income tax expense of $70 million and tax benefit of $150 million for the three months ended September 30, 2020 and 2019, respectively, and tax expense of $111 million and tax benefit of $188 million for the nine months ended September 30, 2020 and 2019, respectively. Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended September 30, 2020 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by state and foreign income tax expense.  Income tax benefit during the three months ended September 30, 2019 was due primarily due to a goodwill impairment that was not deductible for tax purposes, partially offset by tax benefits from tax credits generated by our alternative energy investments.  Income tax expense was lower than the U.S. statutory tax rate of 21% during the nine months ended September 30, 2020 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by state and foreign income tax expense.  Income tax benefit during the nine months ended September 30, 2019 was due primarily to tax benefits from tax credits generated by our alternative energy investments and tax benefits from losses generated in 2019 and eligible for carryback to tax years with federal income tax rates greater than the U.S. statutory tax rate of 21%, partially offset by a goodwill impairment that is not deductible for tax purposes and an increase in the valuation allowance recorded against foreign tax credits and certain foreign tax losses.

Net earnings. We had net earnings of $352 million and net losses of $755 million for the three months ended September 30, 2020 and 2019, respectively, and net earnings of $577 million and net losses of $559 million for the nine months ended September 30, 2020 and 2019, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2020, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, availability under QVC’s Senior Secured Credit Facility (the “Fourth Amended and Restated Credit Facility”), as discussed in note 6 of the accompanying condensed consolidated financial statements, debt issuances, equity issuances, interest receipts, proceeds from asset sales, and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such as, in the case of QVC and Zulily, due to a requirement that a leverage ratio (calculated in accordance with the terms of such indebtedness) of less than 3.5 must be maintained.

During the nine months ended September 30, 2020 the Company’s issuer debt credit rating was lowered from BB to BB- and QVC’s issue-level rating on secured debt was lowered from BBB- to BB+ by S&P Global Ratings. All other credit ratings remained unchanged.

As of September 30, 2020, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$574
Zulily	18
Corporate and other	452
Total Qurate Retail	$1,044

Borrowing capacity
amount in billions
Fourth Amended and Restated Credit Facility	$2.9

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of September 30, 2020, the Company had approximately $306 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the United States. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 63% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Nine months ended
	September 30,
	2020	2019

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$1,855	910
Net cash provided (used) by investing activities	$(25)	(486)
Net cash provided (used) by financing activities	$(1,464)	(468)

During the nine months ended September 30, 2020, Qurate Retail's primary uses of cash were net debt repayments of $777 million, payment of cash dividends to common stockholders of $626 million, capital expenditures of $165 million and investments in and loans to equity method investments of $88 million, partially offset by proceeds from dispositions of investments of $269 million, which primarily related to the sale of an investment in an alternative energy company accounted for as an equity method investment.

The projected uses of Qurate Retail cash for the remainder of 2020 are continued capital improvement spending of approximately $115 million, debt service payments (including approximately $40 million for interest payments on outstanding debt), the potential buyback of common stock under the approved share buyback program, payment of dividends to the holders of the 8.0% Series A Cumulative Redeemable Preferred Stock and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2020 and 2019, QVC-Japan paid dividends to Mitsui of $46 million and $34 million, respectively.

In response to stay at home restrictions as a result of COVID-19, QVC has mandated that non-essential employees work from home, has reduced the number of employees who are allowed on its production set and has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. In some cases, the move to a work from home arrangement for QVC’s non-essential employees will be permanent, which may result in the reduction of office space.  QVC has also mandated that all essential employees who do not feel comfortable coming to work will not be required to do so. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. In certain markets, QVC temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees.  The total increase in wages and salaries of $8 million was recorded during the second quarter of 2020 and is primarily recorded in cost of goods sold for the nine months ended September 30, 2020. QVC has also paid a one-time work from home allowance to its employees during the second quarter of 2020 totaling $4 million, which is primarily recorded in selling, general and administrative expenses for the nine months ended September 30, 2020. While the temporary increase in wages and salaries has been terminated in most of QVC’s facilities, the inability to control the spread of COVID-19, or the expansion or extension of these stay at home restrictions could negatively impact QVC’s results in the future.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating.  As a result, beginning at the end of March 2020, QVC observed an increase in new customers and an increase in demand for certain categories, such as home.

As a result, for the nine months ended September 30, 2020, management has increased certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through QVC’s installment payment option, and inventory obsolescence due to decreased demand for certain categories, such as apparel.

Management's estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements.

In July 2020, QVC implemented a planned workforce reduction with the goal of making the organizational structure more streamlined and efficient.  As part of the workforce reduction, QVC has decided to eliminate live hours on QVC 2 in the U.S. and other secondary channels within the various markets. As a result, QVC recorded $2 million and $18 million of severance expense during the three and nine months ended September 30, 2020, respectively, which is recorded in selling, general and administrative expense.

QVC's operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Net revenue	$2,703	2,504	7,853	7,519
Cost of sales	(1,722)	(1,615)	(5,041)	(4,803)
Operating expenses	(184)	(181)	(548)	(537)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(285)	(256)	(855)	(773)
Adjusted OIBDA	512	452	1,409	1,406
Stock-based compensation	(10)	(10)	(26)	(30)
Depreciation and amortization	(114)	(112)	(344)	(354)
Transaction related costs	—	—	—	(1)
Operating income	$388	330	1,039	1,021

Net revenue was generated in the following geographical areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
QxH	$1,980	1,854	5,782	5,585
QVC International	723	650	2,071	1,934
Consolidated QVC	$2,703	2,504	7,853	7,519

QVC's consolidated net revenue increased 7.9% and 4.4% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue is primarily due to a 6.6% increase in units shipped, a $45 million decrease in estimated product returns, primarily driven by QxH, a $27 million increase in shipping and handling revenue across all markets except Japan and $24 million in favorable foreign exchange rates, which was partially offset by a 2.8% decline in average selling price per unit ("ASP"), primarily at QxH. The nine months increase in net revenue is primarily due to a 3.4% increase in units shipped, a $105 million decrease in estimated product returns, primarily driven by QxH, a $23 million increase in shipping and handling revenue across all markets except Italy and $11 million in favorable foreign exchange rates, which was partially offset by a 1% decline in ASP.

During the three and nine months ended September 30, 2020 and 2019, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Nine months ended
	September 30, 2020			September 30, 2020
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	6.8%	—%	6.8%	3.5%	—%	3.5%
QVC International	11.2%	3.5%	7.7%	7.1%	0.5%	6.6%

The increase in QxH net revenue for the three months ended September 30, 2020 was primarily due to a 6.7% increase in units shipped, a $40 million decrease in estimated product returns and an $18 million increase in shipping and handling revenue, which was partially offset by a 3.3% decline in ASP.  For the three months ended September 30, 2020, QxH experienced shipped sales growth in home and accessories with declines in all other categories.  For the nine months ended September 30, 2020, QxH net revenue increased due to a 2.8% increase in units shipped, a $100 million decrease in estimated product returns and a $13 million increase in shipping and handling revenue, partially offset by a 1.3% decline in ASP.  For the nine months ended September 30, 2020, QxH experienced shipped sales growth in home, electronics, and accessories with declines in all other categories. The decrease in estimated product returns for both comparable periods was primarily driven by a shift in product mix to lower return rate categories, partially offset by an increase in sales volume. The increase in shipping and handling revenue for both comparable periods was primarily driven by the increase in units shipped.

QVC International net revenue growth in constant currency for the three months ended September 30, 2020 was primarily due to a 6.6% increase in units shipped, driven by increases in units shipped across all markets, partially offset by a 1.5% decline in ASP, driven by ASP declines in Japan and Italy. For the three months ended September 30, 2020, QVC International experienced shipped sales growth in constant currency in all categories except jewelry. QVC-International net revenue growth in constant currency for the nine months ended September 30, 2020 was primarily due to a 4.6% increase in units shipped, driven by increases in units shipped across all markets, and a 0.5% increase in ASP, driven by ASP increases in Germany and the U.K. For the nine months ended September 30, 2020, QVC-International experienced shipped sales growth in constant currency in home, beauty and electronics with declines in all other categories.

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

QVC's cost of sales as a percentage of net revenue was 63.7% and 64.2% for the three and nine months ended September 30, 2020, respectively, compared to 64.5% and 63.9% for the three and nine months ended September 30, 2019, respectively. The decrease in cost of goods sold as a percentage of revenue for the three months ended September 30, 2020 is primarily due to strategic promotional and pricing initiatives, which decreased product costs as a percentage of net revenue across QxH, the U.K. and Germany, which was partially offset by increased freight and obsolescence charges at QxH. The increase in cost of goods sold as a percentage of revenue for the nine months ended September 30, 2020 is primarily due to increased freight and obsolescence charges at QxH.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $3 million and $11 million for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019. The three month increase is primarily due to an increase in customer service expenses primarily at QxH partially offset by lower commissions at QxH and Germany. The nine month increase is primarily due to an increase in customer service expenses and an increase in credit card fees at QxH partially offset by lower commissions at QxH. The increase in credit card fees for the nine months is primarily due to increased sales during the periods and lower sales penetration of QVC’s U.S. Private Label Credit Cards, which do not charge credit card fees.  The decrease in commissions for both comparable periods is primarily due to increased digital penetration.

QVC's SG&A expenses (excluding stock-based compensation and transaction related costs) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $29 million and increased $82 million for three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year, and as a percentage of net revenue, increased from 10.2% to 10.5% and 10.3% to 10.9% for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2020, the increase was primarily due to a $35 million increase in personnel costs across all markets, an $8 million increase in marketing primarily at QxH and a $3 million increase due to unfavorable exchange rates. The increases were partially offset by a $13 million decrease in credit losses, primarily at QxH, a $5 million decrease in outside services primarily at QxH and a $3 million decrease in travel expenses across all markets.

For the nine months ended September 30, 2020, the increase was primarily due to a $65 million increase in personnel costs across all markets and a $26 million increase in marketing primarily at QxH. These increases were partially offset by a $7 million decrease in travel expenses across all markets and a $4 million decrease in outside services primarily at QxH. The increase related to personnel costs for the three and nine months ended September 30, 2020 was primarily due to an increase to our estimated incentive pay across all markets. Additionally, the nine months ended September 30, 2020 increase was impacted by increased severance and a work from home allowance as a result of COVID-19, which was partially offset by the closure of our operations in France in 2019. The decrease to estimated credit losses for the three months ended September 30, 2020 was due to favorable adjustments based on actual collections and the release of the additional credit loss reserve that was recorded during the first and second quarters of 2020 as a result of the additional risk due to COVID-19. The decrease in travel expenses for both comparable periods was primarily due to less travel as a result of COVID-19.

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $10 million of stock-based compensation expense for both of the three months ended September 30, 2020 and September 30, 2019, and $26 million and $30 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The decrease in stock compensation expense for the nine months ended September 30, 2020 is primarily related to certain officers not reaching performance targets for restricted stock units.

Depreciation and amortization decreased $2 million and $10 million for the three and nine months ended September 30, 2020 and September 30, 2019, respectively, and included $17 million and $50 million of acquisition related amortization for the three and nine months ended September 30, 2020, respectively, and $17 million and $51 million of acquisition related amortization for the three and nine months ended September 30, 2019, respectively.  The decrease was primarily a result of the disposition of assets in France in the second quarter of 2019.

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

Zulily's stand-alone operating results for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Net revenue	$395	359	1,133	1,119
Costs of sales	(288)	(267)	(836)	(832)
Operating expenses	(11)	(10)	(31)	(31)
SG&A expenses (excluding stock-based compensation)	(69)	(74)	(192)	(224)
Adjusted OIBDA	27	8	74	32
Stock-based compensation	(4)	(4)	(11)	(12)
Depreciation and amortization	(20)	(26)	(60)	(78)
Impairment of intangible assets	—	(1,020)	—	(1,020)
Operating income (loss)	$3	(1,042)	3	(1,078)

Zulily's consolidated net revenue increased 10.0% and 1.3% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The increase in net revenue for the three months ended September 30, 2020 was primarily related to an increase of 4.7% in total units shipped and 6.7% in average sale price driven by increased demand for online shopping and Zulily’s merchandise as a result of stay-at-home orders and the temporary closure of brick-and-mortar retail due to COVID-19 and higher merchandise pricing. The increase in net revenue for the nine months ended September 30, 2020 was primarily attributed to increased demand in the nine months ended September 30, 2020 and an increase of 4.6% in average sale price, partially offset by a decrease in new customers and lower purchasing frequency from existing customers compared to the corresponding periods in the prior year.

Zulily's cost of sales as a percentage of net revenue was 72.9% and 74.4% for the three months ended September 30, 2020 and 2019, respectively, and 73.8% and 74.4% for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, the decrease was primarily due to an increase of 6.7% in average sale price.

Operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three months ended September 30, 2020, operating expenses increased compared to the corresponding period in the prior year, driven by increased sales volumes. For the nine months ended September 30, 2020, operating expenses remained flat.

Zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended September 30, 2020, as a percentage of net revenue, these expenses decreased from 20.6% to 17.5%, and for the nine months ended September 30, 2020, as a percentage of net revenue, these expenses decreased from 20.0% to 16.9%.   The decrease is primarily attributable to lower marketing spend and better leverage attributable to the increase in sales. Additionally, Zulily recognized a $10 million reduction in a sales tax accrual during the nine months ended September 30, 2020, which was originally recorded at the acquisition date.

Zulily’s total depreciation and amortization expense decreased for the three and nine months ended September 30, 2020, as compared to the corresponding periods in the prior year. The decline is due to the amortization of Zulily’s customer relationship asset being front-loaded in the earlier years of its useful life.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2020, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QxH and QVC International	$—	—%	$4,450	5.0%
Corporate and other	$—	—%	$2,204	5.1%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the nine months ended September 30, 2020 would have been impacted by approximately $4 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2020 because of the material weakness in our internal control over financial reporting as discussed in more detail in our 2019 10-K. Management has continued to monitor the implementation of the remediation plan described in the 2019 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2020, we continued to assess Information Technology system related risks and implement control improvements to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in the 2019 10-K, the Company developed a plan with oversight from the Audit Committee of the Board of Directors of Qurate Retail to remediate the material weakness. The remediation efforts include the following:

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

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In May 2019, the board authorized the repurchase of $500 million of Series A or Series B common stock. There were no repurchases of Series A or Series B common stock during the three months ended September 30, 2020.  As of September 30, 2020, $497 million was available to be used for share repurchases of Series A or Series B common stock under the Company’s share repurchase program.

During the three months ended September 30, 2020, no shares of Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units.

II-1

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1

Certificate of Designations of 8.0% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2020 (File No. 001-33982)).

4.2

Specimen Certificate for shares of 8.0% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A filed on August 27, 2020 (File No. 001-33982)).

10.1

Fourth Supplemental Indenture, dated August 20, 2020, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to QVC Inc.’s Current Report on Form 8-K filed on August 20, 2020 (File No. 001-38654) (the “August 2020 Form 8-K”)).

10.2	Form of 4.375% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to the August 2020 Form 8-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of Qurate Retail, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith
**	Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QURATE RETAIL, INC.
Date: November 5, 2020	By:	/s/ MICHAEL A.GEORGE
Michael A. George President and Chief Executive Officer
Date: November 5, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3