Form 10-K
period 2020-12-31
Qurate Retail, Inc.
filed 2021-02-26
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of Qurate Retail, Inc. computed by reference to the last sales price of Qurate Retail, Inc. common stock, as of the closing of trading on June 30, 2020, was approximately $2.2 billion.

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of January 31, 2021 was:

Series A common stock	381,046,243
Series B common stock	29,366,492

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2021 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

QURATE RETAIL, INC.

2020 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1. Business.

General Development of Business

Qurate Retail, Inc. ("Qurate Retail", the “Company”, “we”, “us” and “our”), formerly known as Liberty Interactive Corporation prior to the Transactions (defined and described below), owns interests in subsidiaries and other companies which are primarily engaged in the video and online commerce industries.  Through our subsidiaries and affiliates, we operate in North America, Europe and Asia.  Our principal businesses and assets include our consolidated subsidiaries QVC, Inc. ("QVC"), which includes HSN, Inc. (“HSN”), Zulily, LLC (“Zulily”), Cornerstone Brands, Inc. (“Cornerstone”) and other cost and equity method investments.

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

In December 2019, the Company entered into an amendment to the Services Agreement with LMC in connection with LMC’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s Chairman of the Board (the “Chairman”). Under the amended Services Agreement, components of his compensation would either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”), GCI Liberty, Inc. (“GCI Liberty”), and Liberty Broadband Corporation (“Liberty Broadband”) (collectively, the “Service Companies”) or reimbursed to LMC, in each case, based on allocations among LMC and the Service Companies set forth in the amended Services Agreement, currently set at 19% for the Company but subject to adjustment on an annual basis upon the occurrence of certain events. The amended Services Agreement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”).  A portion of the grants made to our Chairman in the year ended December 31, 2020 related to our Company’s allocable portion of these upfront awards.

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

On March 9, 2018, Qurate Retail completed the transactions contemplated by the Agreement and Plan of Reorganization (as amended, the “Reorganization Agreement,” and the transactions contemplated thereby, the “Transactions”) among General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail (“LI LLC”). Pursuant to the Reorganization Agreement, GCI amended and restated its articles of incorporation (which resulted in GCI being renamed GCI Liberty, Inc.) and effected a reclassification and auto conversion of its common stock. After market close on March 8, 2018, Qurate Retail’s board of directors approved the reattribution of certain assets and liabilities from Qurate Retail’s Ventures Group to its QVC Group, which was effective immediately. The reattributed assets and liabilities included cash, Qurate Retail’s interest in ILG, Inc., certain green energy investments, LI LLC’s exchangeable debentures, and certain tax benefits.

Following these events, Qurate Retail acquired GCI Liberty through a reorganization in which certain Qurate Retail interests, assets and liabilities attributed to the Ventures Group were contributed (the “contribution”) to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail and LI LLC contributed to GCI Liberty their entire equity interest in Liberty Broadband, Charter, and LendingTree, Inc. (“LendingTree”), the Evite, Inc. (“Evite”) operating business and other assets and liabilities attributed to Qurate Retail’s Venture Group (following the reattribution), in exchange for (a) the issuance to LI LLC of a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock on March 9, 2018, respectively, (b) cash and (c) the assumption of certain liabilities by GCI Liberty.

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

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; COVID-19 (as defined below); QRG Initiatives (as defined below); new service offerings; revenue growth at QVC; synergies; the recoverability of goodwill and other intangible assets; projected sources and uses of cash; repayment of debt; fluctuations in interest rates and foreign currency exchange rates; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished.  The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	the impact of the novel coronavirus (“COVID-19”) pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;
●	customer demand for our products and services and our ability to attract new customers and retain existing customers by anticipating customer demand and adapting to changes in demand;
●	competitor responses to our products and services;
●	increased digital TV penetration and the impact on channel positioning of our programs;
●	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance, including availability, terms, deployment of capital and our level of indebtedness;
●	our ability to effectively manage our installment sales plans and revolving credit card programs;
●	the cost and ability of shipping companies, manufacturers, suppliers, digital marketing channels, and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	availability of qualified personnel;
●	the impact of the seasonality of our businesses;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
●	domestic and international economic and business conditions and industry trends, including the impact of Brexit (as defined below);
●	changes in the trade policy and trade relations with China;
●	consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
●	system interruption and the lack of integration and redundancy in the systems and infrastructures of our businesses;
●	advertising spending levels;
●	changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and Internet protocol television and their impact on home shopping programming;
●	rapid technological changes;
●	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we operate;
●	natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control;
●	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world; and
●	fluctuations in foreign currency exchange rates.

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

QVC curates and sells a wide variety of consumer products via highly engaging, video-rich, interactive shopping experiences distributed to approximately 218 million worldwide households each day, through its broadcast networks. QVC also reaches audiences through its websites (including QVC.com, HSN.com and others), its virtual multichannel video programming distributors (including Hulu+, Live TV, AT&T TV and as of January 2021, YouTube TV); its applications via streaming video (Facebook Live, Roku, Apple TV, and Amazon Fire), its mobile applications, its social pages and over-the-air broadcasters. QVC believes it is a global leader in video retailing, e-commerce, mobile commerce and social commerce, with operations based in the U.S., Germany, Japan, the U.K. and Italy. QVC’s operating strategies are to (i) Curate special products at compelling values; (ii) Extend video reach and relevance; (iii) Reimagine daily digital discovery; (iv) Expand and engage its passionate community; and (v) Deliver joyful customer service. In addition, QVC is exploring opportunities to evolve the International operating model to pursue growth opportunities in a more leveraged way across markets. For the year ended December 31, 2020, approximately 92% of its worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from QVC during the prior twelve months and customers who previously made a purchase from QVC but not during the prior twelve months). In the same period, QVC attracted approximately 4.7 million new customers and the global e-commerce operation comprised $6.4 billion, or 56.2%, of its consolidated net revenue for the year ended December 31, 2020.

QVC operates fifteen distribution centers and eight call centers worldwide. In 2020, QVC's work force consisted of approximately 22,200 employees who handled approximately 115 million customer calls, shipped approximately 239 million units globally and served approximately 16.5 million unique customers. QVC believes its long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Charter and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide it with broad distribution, favorable channel positioning and significant competitive advantages. QVC believes that its significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payment options, international reach and scalable infrastructure distinguishes QVC from its competitors.

QxH

QxH's programming is distributed in the U.S., 20 hours per day of live programming, 364 days per year, to approximately 94 million television households and is distributed to approximately 99% of households subscribing to services offered by television distributors. QxH’s televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full time basis, including the main QVC and HSN channels as well as the additional channels of QVC2, QVC3, and HSN2. These additional channels offer viewers access to a broader range of QxH programming options as well as more relevant programming for viewers in different time zones. QxH also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QxH to reach customers who previously did not have access to the program through other television platforms.

QxH's programming is also available through QVC.com and HSN.com (collectively, QVC’s “Websites”), as well as virtual multichannel video programming distributors (including Hulu+ Live TV, AT&T TV and as of January 2021, YouTube TV), applications via streaming video (Facebook Live, Roku, Apple TV, and Amazon Fire), mobile applications, social pages and over-the-air broadcasters (collectively, QVC’s “Digital Platforms”). QxH’s Digital Platforms enable consumers to purchase goods offered on its broadcast programming along with a wide assortment of products that are available only on its Websites. QxH’s Websites and other Digital Platforms are natural extensions of its business model, allowing customers to engage in its shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, its Websites and mobile applications allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account. For the year ended December 31, 2020, approximately 85% of new QxH customers made their first purchase through QxH’s Digital Platforms. QxH’s Digital Platform revenue as a percentage of total QxH net revenue has increased from 55.6% in 2018 to 59.8% in 2020.  QxH, including its Digital Platforms, contributed $8.5 billion, or 74%, of consolidated QVC net revenue, $1,128 million of operating income and $1,547 million of Adjusted OIBDA (defined in Part II, Item 7 of this report) for the year ended December 31, 2020.

QVC International

QVC International brings the QVC shopping experience to approximately 124 million households outside the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland and Italy. Similar to QxH, QVC’s international business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social pages. QVC International product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2020, QVC International, including its Digital Platforms generated $3.0 billion, or 26%, of consolidated QVC net revenue, $439 million of operating income and $510 million of Adjusted OIBDA and QVC International’s Digital Platform usage generated $1,359 million, or 45.8%, of its total international net revenue.

Merchandise

QVC’s global merchandise mix features: (i) home, (ii) beauty, (iii) apparel, (iv) accessories, (v) electronics and (vi) jewelry. Many of its brands are exclusive, while others are created by well-known designers. QVC’s global sales mix is provided in the table below:

	Years ended December 31,
Product category	2020	2019	2018
Home	42%	38%	38%
Beauty	18%	18%	18%
Apparel	14%	16%	16%
Accessories	11%	11%	11%
Electronics	10%	11%	11%
Jewelry	5%	6%	6%
Total	100%	100%	100%

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

QVC purchases, or obtains on consignment, products from U.S. and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC has attracted some of the world's most respected consumer brands as well as celebrities, entrepreneurs and designers to promote these brands. Brand leaders such as HP, Dooney & Bourke, Dyson, Skechers and Philosophy reach a broad audience while product representatives share the stories behind these brands. QVC has agreements with celebrities, entrepreneurs and designers such as Isaac Mizrahi, Curtis Stone and Giuliana Rancic enabling it to provide entertaining and engaging programming that develops a lifestyle bond with its customers. These celebrity personalities and product representatives often provide pre-appearance publicity for their QVC products on their own social pages and broadcast shows, enhancing demand during their QVC appearances. QVC presents and promotes across its networks, websites, mobile applications and social platforms, allowing shoppers to engage with QVC on multiple platforms and devices.

Video Distribution

QVC distributes its programming via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., Italy and neighboring countries. QVC also transmits its programming over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., QVC uplinks its digital programming transmissions using a third-party service, or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, the signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. The transponder service agreements for the U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QxH expire between 2023 and 2025.  The service agreements for QVC International transponders and terrestrial transmitters expire between 2021 and 2029.

QVC continually seeks to expand and enhance its broadcast and e-commerce platforms, as well as to further its international operations and multimedia capabilities. QVC offers native high definition (“HD”) programming in addition to standard definition programming, which provides additional channel locations and allows QVC to utilize a typically wider screen with crisper and more colorful images to present a larger “storefront,” which QVC believes captures the attention of channel “surfers” and engages its customers. In the U.S., QVC’s HD programming reaches approximately 77 million households. QVC continues to develop and launch features to further enrich the viewing experience.

Affiliation Agreements

QVC enters into long-term affiliation agreements with certain of its television distributors who downlink its programming and distribute the programming to customers. QVC's affiliation agreements with distributors have termination dates ranging from 2021 to 2024. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. Although QVC is typically successful in obtaining and renewing these agreements, it does not have distribution agreements with some of the distributors that carry its programming. QVC is currently providing programming without affiliation agreements to distributors representing approximately 6% of its QVC channel distribution and 1% of its HSN channel distribution. Some of its international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

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

Demographics of customers

QVC enjoys a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2020, approximately 86% of its shipped sales came from repeat customers (i.e., customers who made a purchase from QVC during the prior twelve months), who spent an average of $1,327 each during this period. An additional 8% of shipped sales in that period came from new customers and the remaining 6% of shipped sales came from reactivated customers (i.e., customers who previously made a purchase from QVC, but not during the prior twelve months).

QVC experienced strong customer growth across all markets during 2020. Consolidated customer count increased by approximately 9% for the year ended December 31, 2020. On a trailing twelve month basis, total consolidated customers were approximately 16.5 million which includes 11.6 million QxH customers and 4.9 million QVC International customers. QVC believes its core customer base represents an attractive demographic target market. Based on internal customer data for QxH, approximately 44% of its 11.6 million customers for the twelve months ended December 31, 2020 were women between the ages of 35 and 64.

Ordering and fulfillment

QVC takes a majority of its orders via its websites and via mobile applications on iPhone, iPad, Apple Watch, Android and other devices. QxH and QVC International customers placed approximately 40% and 34%, respectively, of all orders directly through their mobile devices in 2020.

QVC has three customer contact centers in the US and five international customer contact centers that can direct calls, e-mail contacts and social contacts from one center to the other as volume mandates. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, QVC utilizes computerized interactive voice response order systems for telephonic orders, which handle approximately 25% of all orders taken on a worldwide basis. QxH has eleven distribution centers and QVC International has four distribution centers. QVC’s distribution centers and drop ship partners shipped, on average, 463,000 units per day at QxH and 192,000 units per day at QVC International during 2020. Refer to Item 2. “Properties” for further details.

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

QVC believes that QxH is a leader in video shopping, e-commerce, mobile commerce and social commerce by curating quality products at outstanding values, providing exceptional customer service, establishing favorable channel positioning and multiple touchpoints across digital platforms and generating repeat business from its core customer base and that it also compares favorably in terms of sales to general, non-video based retailers due to its extensive customer reach and efficient cost structure. QxH's closest video shopping competitor is ShopHQ and QVC International operations face similar competition in their respective markets, such as Jupiter Shop Channel in Japan, HSE (formerly referred to as HSE 24) in Germany, Austria, and Italy, and Ideal World in the U.K.

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

Seasonality

QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 21% and 24% of its global revenue in each of the first three quarters of the year and 32% of its global revenue in the fourth quarter of the year.

Zulily

On October 1, 2015, we acquired 100% of Zulily. Zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles every day. The Zulily website was launched in January 2010. Through its app, mobile and desktop experiences, Zulily helps its customers discover new and unique products at great values that they would likely not find elsewhere. Zulily’s merchandise includes women’s, children’s and men’s apparel and other products such as home, accessories and beauty products. Zulily sources its merchandise from thousands of vendors, including emerging brands and smaller boutique vendors, as well as larger national brands. Zulily has built a large scale and uniquely curated shopping destination.

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

To best serve its customers and vendors, Zulily has a custom, fully integrated fulfillment infrastructure consisting of receiving, sorting, inventory management and repackaging systems which are driven by proprietary fulfillment management software. Zulily’s supply chain solution efficiently handles the small-to-medium lot sizes and high inventory turnover required by constantly changing, limited-time product offerings. Zulily operates a minimal inventory, intermediary model where it typically takes customer orders before purchasing inventory from vendors. As a result, Zulily is able to offer a much larger selection of products to customers and to generate greater sales for vendors, who are able to match a broader range of their product supply to actual customer demand. In addition, Zulily also offers third party fulfillment services to its vendors which allows vendors to store their inventory in Zulily’s warehouses and fulfill orders for Zulily’s events or other retail channels and has helped reduce shipping times to Zulily customers.

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

Zulily’s results are impacted by a pattern of elevated sales volume during the holiday shopping season in the fourth quarter.  The fourth quarter accounted for approximately 30.7% and 28.8% of Zulily’s revenue for the years ended December 31, 2020 and 2019, respectively.

Cornerstone

Cornerstone consists of a portfolio of aspirational home and apparel brands. Although there is some overlap in the product offerings, the home brands are comprised of Ballard Designs, Frontgate, and Grandin Road. Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 21 retail and outlet stores located throughout the United States.

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

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2020 of approximately 166 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors. Branded catalogs are designed in-house, which enables each individual brand to control the process.

Cornerstone also operates websites for each of its featured brands, such as BallardDesigns.com, Frontgate.com, GarnetHill.com, and GrandinRoad.com. These websites serve as additional storefronts for products featured in related print catalogs, as well as provide customers with additional content and product assortments to support and enhance their shopping experience. Additional content provided by these websites, which differs across the various websites, includes decorating tips, measuring information, online design centers, gift registries and travel centers, as well as a feature that allows customers to browse the related catalog online.

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

Regulatory Matters

Programming and Interactive Television Services

Although QVC, a wholly owned subsidiary, markets and sells consumer products through a variety of outlets, it does so, in large part, through live video programming services distributed by cable television systems, satellite systems and over-the-air broadcasters.  Consequently, regulation of programming services and the entities that distribute them can affect QVC.  In the U.S., the Federal Communications Commission (“FCC”) regulates broadcasters, the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other multichannel video programming distributors (“MVPDs”) that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the U.S. are also regulated by municipalities or other state and local government authorities. Regulatory carriage requirements also could adversely affect the number of channels available to QVC.

Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems and direct broadcast satellite system (“DBS”) distributors on terms and conditions that do not unfairly discriminate among distributors, and the FCC has established complaint enforcement and damages remedy procedures. FCC rules attribute the ownership interests in Charter and the cable operator subsidiaries of the former GCI Liberty, Inc. of Liberty Broadband, and Liberty Latin America Ltd.’s ownership interest in Liberty Cablevision of Puerto Rico LLC to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. Our subsidiary QVC is subjected to program access rules as a result of the foregoing attributable interests under FCC rules. We are also subject to the program access rules as a condition of FCC approval of Qurate Retail’s transaction with News Corporation in 2008.

In 2014, the FCC released a notice of proposed rulemaking seeking comment on a proposal to revise the definition of MVPD in its rules to include services, such as Internet-based services, that make available for purchase by viewers, multiple linear streams of video programming, regardless of the technology used to distribute the programming. However, the FCC has never adopted rules pursuant to that proposal.  If the FCC were to adopt its proposed definition and determine that the program access rules apply to such MVPDs, QVC potentially would be required to negotiate with, and license its programming services to, such MVPDs and to comply with other related regulatory requirements.

Regulation of Carriage of Programming. Under the 1992 Cable Act, the FCC has adopted regulations prohibiting cable operators from requiring a financial interest in a programming service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. The FCC has established program carriage complaint rules. Our subsidiary QVC is subjected to program carriage rules as a result of our attributable interests under FCC rules discussed above.

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

Closed Captioning Regulation. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. Regulations adopted by the FCC pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 require, among other things, that video programming owners to send caption files for IP delivered video programming to video programming distributors and providers along with program files. In 2014, the FCC adopted closed captioning quality standards regarding captioning accuracy, synchronicity, completeness and placement, and captioning best practices for programmers. In 2016, the FCC amended its closed captioning regulations to assign captioning compliance responsibility to programmers jointly with distributors, and to adopt certain registration, certification and complaint procedures applicable to programmers. The video programmer registration and compliance certification requirements of the amended rules have not yet become effective. As a result of these captioning requirements, QVC may incur additional costs for closed captioning.

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

Our online commerce businesses also are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”) which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the E.U. invalidated the “Safe Harbor Framework,” which had allowed companies to collect and process personal data in E.U. nations for use in the U.S. The E.U.-U.S. Privacy Shield which replaced the Safe Harbor Framework became fully operational on August 1, 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S.  On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of Standard Contractual Clauses ("SCCs") - another key mechanism to allow data transfers between the U.S. and the E.U.  It is unclear when the U.S. and the E.U. will adopt a new data framework to replace the E.U.-U.S. Privacy Shield. The European Commission has proposed draft revised SCCs, which may be adopted in 2021. The European Commission proposed new regulations in 2017 regarding privacy and electronic communications, which remain pending, including additional regulation of the Internet tracking tools known as “cookies.” Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.

In the U.S., the FTC has proposed a privacy policy framework, and Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued regulations and guidance regarding the law.  In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and extends the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions become effective on January 1, 2023. Complying with these different national and state privacy requirements may cause the Company to incur substantial costs. In addition, the Company generally has and posts on its websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect the Company’s business. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the FCC amended its regulations under the Telephone Consumer Protection Act ("TCPA"), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses' websites to purchase products and services, such businesses could be harmed.  Congress, individual states and foreign authorities may consider additional online privacy legislation.

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

In 2015, the FCC adopted open Internet rules that reclassified wireline and wireless broadband services as Title II common carrier services and regulate broadband services offered by Internet service providers (“ISPs”) under Title II, Title III and Section 706 of the Telecommunications Act of 1996.  Among other things, the regulations prohibited ISPs from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration. In 2017, the FCC adopted a Declaratory Ruling, Report and Order and Order (“2017 Order”) that, among other things, eliminates these prohibitions.  The 2017 Order does require ISPs to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization.  In 2019, the D.C. Circuit ruled on numerous appeals by interested parties and largely upheld the 2017 Order.  However, the D.C. Circuit vacated that portion of the 2017 Order that preempted inconsistent state and local regulations and remanded the 2017 Order for further consideration of its effects on public safety, pole attachment regulation and the Lifeline support program.  On October 27, 2020, the FCC adopted a report and order on remand which affirmed its prior conclusions regarding these issues.  The change in administration and the new Congress may lead to new regulation and/or legislation regarding the open Internet rules.

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

Human Capital

Headcount.  As described above, our Company is party to a Services Agreement with LMC, pursuant to which 84 LMC corporate employees provide certain management services to the Company for a determined fee. As a result, our Company is not responsible for the hiring, retention and compensation of these individuals (except that our Company does grant equity incentive awards to these individuals). However, our Company directly benefits from the efforts undertaken by LMC to attract and retain talented employees. LMC strives to create a diverse, inclusive and supportive workplace, with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Our Company fully supports these efforts.

Additionally, as of December 31, 2020, our consolidated subsidiaries had an aggregate of approximately 26,424 full and part-time employees.  Employment levels fluctuate due to seasonal factors affecting our business. Additionally, our consolidated subsidiaries utilize independent contractors and temporary staffing agency personnel to supplement their workforce, particularly on a seasonal basis. We believe that our employee relations are good and a key factor in our workforce strategy.

Diversity, Equity, & Inclusion (“DEI”). We are committed to fostering an inclusive culture that ensures fairness and a sense of belonging for our employees, business partners and the customer experiences we offer by leveraging diversity in all its forms to deliver on our promise to continuously exceed expectations. Our DEI commitments focus on the following areas: representation, leadership accountability, culture, consumers & marketplace, community impact, and transparency. We serve a broad and diverse range of customers around the world and we strive to understand the lives they lead in order to deliver authentic customer experiences with meaningful curated products.  For this reason, we embrace the benefits that the diverse backgrounds, perspectives and experiences of our employees bring to our culture and the decisions we make. We aim to ensure that we consistently apply a lens of inclusion and equity in our processes and decisions relating to our employees, business partners, products, and customer experiences. We are taking steps to help employees discover new perspectives, build empathy, have critical conversations about race, and support each other. We have launched and expanded Team Member Resource Groups to promote employee connections, career development, community impact and consumer and marketplace growth. We are delivering our DEI training to all employees via online modules, videos, and e-learning experiences. We are also continuing our efforts to attract and grow diverse talent and suppliers, offer inclusive product assortments, and ensure broad representation in our marketing, digital, and on-air activities.

Employee Engagement and Enablement. To improve employee engagement and enablement, our consolidated subsidiaries conduct an annual employee engagement survey and various pulse surveys throughout the year on topics such as company direction, leadership, culture, performance and rewards, and change management. The results of these surveys are used by management to improve the overall employee experience and retention, as well as help to inform our approach to company programs and practices.

Health and Safety.  As a result of the spread of COVID-19, most local, state and federal governmental agencies have imposed travel restrictions and local quarantines or stay at home restrictions to contain the spread.  In an effort to minimize the risk of COVID-19 to employees working for our consolidated subsidiaries and the communities in which they operate, the Company mandated that all non-essential employees work from home. For employees who need to perform their jobs on-site, including warehouse and studio production teams at our consolidated subsidiaries, the Company took precautions to protect their health and safety. This included reducing the number of people on-site to allow for more social distancing; limiting visitors and screening all people who come into the Company’s work sites; in addition to elevated cleaning protocols in alignment with the recommended protocols from the Centers for Disease Control and Prevention. Our consolidated subsidiaries have also taken measures to support their employees’ ability to make a living. In addition to offering flexible hours and expanding work-at-home policies, our consolidated subsidiaries have made changes to their attendance policies and are offering additional paid time off options to support certain COVID-19 related absences. Additionally, our consolidated subsidiaries have expanded programs to support their employees, including alternative work arrangements to help families juggling competing work and personal challenges, greater access to home care help, added resources to support mental health, and paid special bonuses for many employees, among a number of other initiatives.

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

Risks Related to Our Financial Condition and Business

Our subsidiary QVC depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all. QVC currently distributes its programming through affiliation or transmission agreements with many television service providers, including, but not limited to, Comcast, AT&T/DIRECTV, Charter, DISH Network, Verizon, and Cox in the U.S., Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom in Germany, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc. in Japan, A1 Telekom Austria AG and UPC Telekabel Wien GmbH in Austria, British Sky Broadcasting, Freesat, Freeview and Virgin Media in the U.K., and Mediaset, Hot Bird and Sky Italia in Italy. QVC’s affiliation agreements with its distributors are scheduled to expire between 2021 and 2024.

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

The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. QVC does not have distribution agreements with some of the cable operators that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing approximately 6% of its QVC U.S. distribution, and approximately 1% of its HSN distribution. Some of QVC’s international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

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

The COVID-19 pandemic is negatively impacting our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable. In December 2019, a novel coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has subsequently spread across the world, including to countries in which QxH, QVC International, Zulily and Cornerstone operate. As a result of the spread of COVID-19, most local, state and federal governmental agencies have imposed travel restrictions and local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to the global economy. Ongoing or heightened resurgences of COVID-19 in the future or the occurrence of another disaster or crisis could recreate and/or exacerbate the risks and adverse impacts described below. In response to these restrictions and in an effort to minimize the risk of COVID-19 to employees and the communities in which our businesses’ operate, our businesses’ mandated that all non-essential employees work from home and QVC has reduced the number of employees who are allowed on production sets and has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. In some cases, the move to a work from home arrangement for QVC’s non-essential employees will be permanent, which may result in the reduction of office space. QVC has also mandated that all essential employees who do not feel comfortable coming to work will not be required to do so. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. As a result, QVC’s ability to create new content has decreased, and our businesses have had to limit the number of products they are able to promote. Our businesses’ operations could be further disrupted if any of their essential employees were suspected or confirmed of having COVID-19 or other illnesses and such illness required our businesses’ to quarantine some or all such employees or disinfect their locations. In certain markets, our businesses’ temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees, resulting in additional costs to these businesses company. The inability to control the spread of COVID-19, or the expansion or extension of stay at home restrictions could negatively impact our businesses’ results in the future.

Government restrictions may also have an adverse impact on our businesses’ supply chain due to factory closures and labor shortages, resulting in shipping delays and other resource constraints related to the products our businesses import and those our businesses produce domestically. As a result, manufacturers and vendors may be unable to produce and deliver the products our businesses sell, either on a timely basis or at all. Additionally, these factory closures and labor shortages may result in our manufacturers and vendors experiencing financial difficulties, including bankruptcy, or otherwise ceasing to do business with us. The inability of manufacturers and vendors to meet our businesses’ supply needs in a timely manner, or at all, could cause us to shift product promotion to items which are available, but possibly not in demand, which could have a negative impact on sales. Delays by manufacturers and vendors could also result in delays to delivery dates to our businesses’ customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices and ultimately, termination of customer relationships. While we believe our businesses can manage their exposure to these risks, we cannot be certain that they will be able to identify alternative sources for their products without delay or without greater cost to them. Although we and our businesses are assessing the impact of these and other macroeconomic trends related to the pandemic, the extent to which COVID-19 impacts our results and financial condition will depend on future developments, such as any new information that may emerge concerning the severity of COVID-19, new strains of the virus and the actions to contain and treat its impacts, among others. There can be no assurance that we will be able to accurately predict or plan for any long term effects on our businesses, and thus the ultimate impact of the pandemic on our businesses, financial condition and result of operations remains uncertain.

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

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to our financial results, including our capital and liquidity, for 2021 and beyond. These include the impacts of any recession and other uncertainties with respect to the continuity of government stimulus programs implemented in response to COVID-19; and increased currency volatility resulting in adverse currency rate fluctuations. While the impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on our financial results.

Further, the extent of the impact of the COVID-19 pandemic on our businesses remains fluid and the likelihood of an impact on us that could be material increases the longer the virus impacts activity levels in the locations in which we operate. In particular, the widespread distribution, acceptance and effectiveness of vaccines is highly uncertain and cannot be predicted at this time. Delays in the widespread distribution of vaccines, or lack of public acceptance, could lead people to continue to self-isolate and not participate in the economy at prepandemic levels for a prolonged period of time. Further, even if vaccines are widely distributed and accepted, there can be no assurance that the vaccines will ultimately be successful in limiting or stopping the spread of COVID-19. Even after the COVID-19 pandemic subsides, the U.S. economy and other major global economies may experience a recession, and we anticipate our businesses and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

As mentioned above, the manner in which certain of our subsidiaries and business affiliates sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal, state and local law, as well as the laws of the foreign countries in which they operate. Certain of our subsidiaries and business affiliates may be exposed to potential liability from claims by purchasers or by regulators and law enforcement agencies, including, but not limited to, claims for personal injury, wrongful death and damage to personal property relating to merchandise sold and misrepresentation of merchandise features and benefits. In certain instances, these subsidiaries and business affiliates have the right to seek indemnification for related liabilities from their respective vendors and may require such vendors to carry minimum levels of product liability and errors and omissions insurance. These vendors, however, may be unable to satisfy indemnification claims, obtain suitable coverage or maintain this coverage on acceptable terms, or insurance may provide inadequate coverage or be unavailable with respect to a particular claim.

In addition, programming services, cable television systems, the Internet, telephony services and satellite service providers are subject to varying degrees of regulation in the U.S. by the FCC and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. In the U.S., the change in administration and a new Congress may lead to new regulation and/or legislation in these areas. The application of various sales and use tax provisions under state, local and foreign law to the products and services of our subsidiaries and certain of our business affiliates sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by our subsidiaries and certain of our business affiliates, which could have a material adverse effect on their businesses. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, most foreign countries in which our subsidiaries or business affiliates have, or may in the future make, an investment, regulate, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and the Internet.

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

In addition, the stay at home restrictions imposed in response to COVID-19 that led many traditional brick and mortar retailers to temporarily closed their stores have allowed distance retailers, such as QVC and Zulily, to continue operating. As a result, QVC has experienced an increase in new customers and an increase in demand for certain categories, such as home and electronics. However, QVC may not be able to retain these new customers after the pandemic subsides and any increases in demand in product categories during the pandemic may be temporary.

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

In order to free up additional spectrum for the provision of next generation commercial wireless broadband services, commonly referred to as 5G, the FCC has adopted rules to reallocate for 5G a portion of the 500 MHz in the 3.7 to 4.2 GHz (“C-Band”) spectrum, which is currently used for the delivery of QVC’s programming, and other video programming, to its distributors’ satellite earth stations. The FCC has established December 5, 2025 as the deadline for the relocation of the C-Band. QVC has worked closely with its satellite uplink and downlink operators in an effort to minimize disruptions to QVC’s television programming distribution operations that might result from the conversion of those portions of C-Band to 5G usage. However, QVC can give no assurance that there will not be any disruptions to QVC’s television programming distribution operations during this transition.

Our subsidiaries offer their installment payment option on most of their merchandise and, in certain circumstances offer it as the default payment option. The failure of our subsidiaries QVC U.S., QVC International, HSN and Zulily to effectively manage the Easy-Pay, Flexpay, Smart-Pay and revolving credit card programs as applicable, could negatively impact our results of operations. QVC offers an installment payment option in all of its markets other than Japan, which is available on certain merchandise it sells. This installment payment option is called “Easy-Pay” at QVC-U.S. and in the U.K., “Q-Pay” in Germany and Italy, and “Flex-Pay” at HSN. QVC’s installment payment option is currently offered on most of its merchandise and for QVC U.S. website and mobile sales and QVC U.K. mobile sales, is set as the default payment option on all products on which it is offered. Full payment for merchandise at the time of sale would require the customer to affirmatively change to that option. QVC’s installment payment option, when offered, allows customers to pay for certain merchandise in multiple interest-free monthly installments. When the installment payment option is offered by QVC U.S. and QVC International and elected by the customer (or if the customer inadvertently purchases merchandise using the installment payment option because it was the default payment option), the first installment is typically billed to the customer’s credit or debit card upon shipment. Generally, the customer’s credit or debit card is subsequently billed in additional monthly installments until the total purchase price of the products has been billed. QVC U.S. and QVC International cannot predict whether customers will pay their installments when due or at all, especially during the duration of the COVID-19 pandemic, regardless of whether the customer would have preferred to pay in one lump-sum but did not opt out of the installment payment option. Accordingly, QVC maintains an allowance for customer bad debts arising from these late and unpaid installments. This provision for customer bad debts is provided as a percentage of accounts receivable based on QVC’s historical experience in the period of sale and is included within selling, general and administrative expense. To the extent that customers elect installment payment options at greater rates, or to the extent the number of customers failing to opt out of the default installment payment option increases, QVC would be required to maintain a greater allowance for customer bad debt and to the extent that installment payment option losses exceed historical levels, our and QVC’s results of operations may be negatively impacted.

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

In addition, QVC U.S., HSN and Zulily have agreements with a large consumer financial institution (the “Bank”) pursuant to which the Bank provides revolving credit directly to U.S. customers for the sole purpose of purchasing merchandise from QVC U.S., HSN and Zulily with a branded credit card (For QVC U.S. the “Q Card”, for HSN the “HSN Credit Card” and for Zulily the “Zulily Credit Card”). We cannot predict the extent to which QVC U.S., HSN and Zulily’s customers will use the Q Card, the HSN Credit Card, or the Zulily Credit Card nor the extent that they will make payments on their outstanding balances, especially during the duration of the COVID-19 pandemic. As QVC receives a portion of the net economics from the credit card program, the ability of customers to make payments on their outstanding balances due to circumstances related to the pandemic could result in reduced private label credit card income from the financial institution providing the revolving credit to our customers.

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

Natural disasters, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending. Our businesses operate regional headquarters and administrative offices, distribution centers and call centers worldwide. If any of these facilities or the facilities of our businesses’ vendors or third-party service providers are affected by natural disasters (such as earthquakes, tsunamis, power shortages or outages, floods or monsoons), public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict), or other events outside of our businesses’ control, our businesses, financial condition and results of operations could be materially adversely affected. In addition, any of these events occurring at our or our businesses’ vendors’ facilities also could impact our businesses’ reputations and their customers’ perception of the products they sell, and adversely affect our business, financial condition and results of operations. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our business, financial condition and results of operations.

Risks Related to Technology and Information Security

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

Our businesses could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as their inability to monetize the resulting web traffic. The success of our online commerce businesses depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from various digital marketing channels that charge a fee. Third-party digital platforms, such as Google and Facebook, frequently update and change the logic that determines the placement and display of results of a user’s search, or advertiser content, such that the purchased or algorithmic placement of advertisements or links to the websites of our online commerce businesses can be negatively affected. If a major search engine or third-party digital platform changes its algorithms in a manner that negatively affects their paid advertisement distribution or unpaid search ranking, the business and financial performance of our online commerce businesses would be adversely affected, potentially to a material extent. Additionally, Mobile application distribution platforms, such as Apple’s App Store and the Amazon Appstore for Android, may require that third party digital platforms and ecommerce companies present users with an option where the user chooses to opt-in or opt-out of tracking technology used by these third party digital platforms or included in mobile applications. To the extent that users opt-out of tracking technology used by third party digital platforms on which our online commerce businesses advertise or users of our online commerce businesses’ applications opt-out of tracking technology included in our online commerce businesses’ applications, the ability to monitor and improve customer experience and track the effectiveness of our online commerce businesses’ digital marketing strategies would be adversely impacted. Furthermore, the failure of our online commerce businesses to successfully manage their digital marketing strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if they were to replace free traffic with paid traffic. Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our online commerce businesses will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on their sites. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. No assurance can be given that the fees paid to third-party digital platforms will not exceed the revenue generated by their visitors. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results.

System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiary QVC and our other online commerce and catalog businesses may adversely affect their ability to, as applicable, operate their businesses, transmit their television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. The success of our subsidiaries and business affiliates depends, in part, on their ability to maintain the integrity of their transmissions, systems and infrastructures, including the transmission of television programs (in the case of QVC), as well as their websites, information and related systems, call centers and fulfillment facilities. These subsidiaries and business affiliates may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent them from transmitting their signals or efficiently providing services or fulfilling orders, as the case may be. QVC is in the process of implementing new technology systems and upgrading others. The failure to properly implement new systems or delays in implementing new systems could impair the ability of our subsidiaries and business affiliates to provide services and content, fulfill orders and/or process transactions. Each of QVC and Cornerstone also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of its respective signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in its signal transmissions, systems and infrastructures, or any deterioration in the performance of these transmissions, systems and infrastructures, could impair its ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time. These risks are exacerbated by our businesses’ move to a more remote workforce in response to the COVID-19 pandemic. Any of these events could cause transmission or system interruption, delays and loss of critical data, and could prevent our subsidiaries and business affiliates from providing services, fulfilling orders and/or processing transactions. While our subsidiaries and business affiliates have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all possible risks. In addition, some of our subsidiaries and business affiliates may not have adequate insurance coverage to compensate for losses from a major interruption.

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights. In the processing of consumer transactions and managing their employees, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in 2015 invalidated the U.S.-E.U. Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The E.U.-U.S. Privacy Shield, which replaced the U.S.-E.U. Safe Harbor Framework, and became fully operational on August 1, 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of SCCs - another key mechanism to allow data transfers between the U.S. and the E.U.  It is unclear when the U.S. and the E.U. will adopt a new data transfer framework to replace the E.U.-U.S. Privacy Shield. The European Commission has proposed draft revised SCCs, which may be adopted in 2021. Further, the General Data Protection Regulation, which became effective on May 25, 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. The E.U. is continuing to consider whether to adopt new regulations regarding privacy and electronic communications that would complement the GDPR, including additional regulation of the Internet tracking tools known as “cookies.” In the absence of such new regulations, European data regulators are indicating their intent to take greater enforcement efforts with respect to the use of cookies. The “Brexit” withdrawal of the United Kingdom (“UK”) from the E.U. may cause transfers of personal data from the E.U. to the UK to be subject to increased regulations that would impede the continued sharing of E.U. personal data with the UK. California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The

CCPA took effect on January 1, 2020. The California Attorney General has issued regulations and guidance regarding the law.  In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and expands the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws.  Most of the CPRA’s provisions become effective on January 1, 2023. Other states in the U.S. are also separately proposing laws to regulate privacy and security of personal data. QVC’s, Cornerstone’s and Zulily’s failure, and/or the failure by the various third party vendors and service providers with which QVC, Cornerstone and Zulily do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage QVC’s, Cornerstone’s and Zulily’s reputations and the reputation of their third party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect QVC’s, Cornerstone’s and Zulily’s business, financial condition and results of operations and, as a result, our company. In addition, we, our subsidiaries or our business affiliates may not have adequate insurance coverage to compensate for losses.

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

Our businesses are subject to security risks, including security breaches and identity theft. Through their operations, sales, marketing activities, and use of third-party information, our businesses collect and store certain non-public personal information that customers provide to purchase products, enroll in promotional programs, register on websites, or otherwise communicate to them. This may include phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. Our businesses gather and retain information about employees in the normal course of business. Our businesses may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of their business. In addition, our businesses’ online operations depend upon the transmission of confidential information over the Internet, such as information permitting cashless payments. Unauthorized parties may attempt to gain access to our businesses’ or our businesses’ vendors’ systems by, among other things, hacking into our businesses’ systems or those of our businesses’ partners or vendors, through fraud or other means of deceiving our businesses’ employees, partners or vendors, burglaries, errors by our or our vendors’ employees, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in persons obtaining unauthorized access to our businesses’ data. As our businesses have significantly increased the number of employees working remotely due to the COVID-19 pandemic, and as our businesses’ vendors and other business partners move to remote work as well, our businesses and our businesses’ partners may be more vulnerable to cyber attacks. The techniques used to gain such access to our businesses’ or our businesses’ vendors’ information technology systems, our businesses’ data or customers’ data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Increasingly, unauthorized parties are exploiting access they gain to third party vendors to target companies that do business with these vendors, this may include third party vendors with whom we do business. Our businesses have implemented systems and processes intended to secure their information technology systems and prevent unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cyber attacks, system compromises or misuses of data. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. Any penetration of network security or other misappropriation or misuse of customer, employee or other personal information, whether at our businesses’ or any of our businesses’ vendors, could cause interruptions in the operations of our businesses and subject them to increased costs, fines, litigation, regulatory actions and other liabilities. Security breaches could also significantly damage their reputation with their customers and third parties with whom they do business, which could result in lost sales and customer and vendor attrition. Our businesses continue to invest in new and emerging technology and other solutions to protect their retail commerce websites, mobile commerce applications and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. If our businesses are unable to maintain the security of their retail commerce websites and mobile commerce applications, they could suffer loss of sales, reductions in traffic, diversion of management attention, and deterioration of their competitive position and incur liability for any damage to customers whose personal information is unlawfully obtained and used. Our businesses may be required to expend significant additional capital and other resources to protect against and remedy any potential or existing security breaches and their consequences, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. Our businesses also face similar risks associated with security breaches affecting third parties with which they are affiliated or otherwise conduct business. The loss of confidence in our online commerce businesses resulting from any such security breaches or identity theft could adversely affect the business, financial condition and results of operations of our online commerce businesses and, as a result, our company.

Risks Related to Third Parties Suppliers and Vendors

Our programming and online commerce businesses rely on distribution facilities to operate their business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into their operations, could have a material adverse impact on their business. Our programming and online commerce businesses operate a limited number of distribution facilities worldwide. Their ability to meet the needs of their customers depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, these businesses could suffer a substantial loss of inventory and disruptions of deliveries to their customers. For example, any resurgence of COVID-19 in the areas where these distribution facilities are located, or if these businesses are unable to adequately staff the distribution facilities to meet demand in the future, or if the cost of such staffing is higher than historical or projected costs due to wage increases, regulatory changes, or other factors, could harm our operating results.  In addition, they could incur significantly higher costs and longer lead times associated with the distribution of their products during the time it takes to reopen or replace the impacted facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, financial condition and operating results. In addition, these businesses have been implementing new warehouse management systems to further support their efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in new distribution environments and implementing new warehouse management systems, including operational difficulties that may arise with such transitions. Our businesses may experience shipping delays should there be any disruptions in their new warehouse management systems or warehouses themselves.

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

Our home television and online commerce businesses rely on independent shipping companies to deliver the products they sell. Our home television and online commerce businesses rely on third party carriers to deliver merchandise from vendors and manufacturers to them and to ship merchandise to their customers. As a result, they are subject to carrier disruptions and delays due to factors that are beyond their control, including employee strikes, inclement weather and regulation and enforcement actions by customs agencies. For example, as a result of COVID-19 many consumers have significantly increased their use of ecommerce which has resulted in a significant increase in the volume of packages handled by third-party carriers, including those our businesses rely on, which could cause our businesses to experience delays in merchandise and cause our businesses’ customers to experience delays in their order delivery. Any failure to deliver products to their customers in a timely and accurate manner may damage their reputation and brand and could cause them to lose customers. Enforcement actions by customs agencies can also cause the costs of imported goods to increase, negatively affecting profits. These businesses are also impacted by increases in shipping rates charged by third party carriers, which over the past few years have increased significantly in comparison to historical levels, and it is currently expected that shipping and postal rates will continue to increase. In the case of deliveries to customers, in each market where they operate, they have negotiated agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates. If any of these relationships were to terminate or if a shipping company was unable to fulfill its obligations under its contract for any reason, these businesses would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates. Other potential adverse consequences of changing carriers include reduced visibility of order status and package tracking, delays in order processing and product delivery, and reduced shipment quality, which may result in damaged products and customer dissatisfaction. Any increase in shipping rates and related fuel and other surcharges passed on to these businesses by their current carriers or any other shipping company would adversely impact profits, given that these businesses may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.

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

Risks Related to the Seasonality of Our Business

Certain of our businesses face significant inventory risk. Certain of our businesses are exposed to significant inventory risks that may adversely affect their operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand, consumer spending patterns, changes in consumer tastes with respect to their products, spoilage, and other factors. For example, the COVID-19 pandemic has resulted in significant changes to daily life, working arrangements, and social events, which has impacted the type of products our businesses’ consumers seek to purchase. There is significant uncertainty over potential changes in consumer behavior and shopping patterns as the COVID-19 pandemic continues and as different regions experience heightened resurgences. These businesses endeavor to accurately predict these trends and avoid overstocking or understocking products they sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when these businesses begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. These businesses carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and at times they may be unable to sell products in sufficient quantities or to meet demand during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect their operating results.

The seasonality of certain of our businesses places increased strain on their operations. The net revenue of our home television and online commerce businesses in recent years indicates that these businesses are seasonal due to a higher volume of sales in certain months or calendar quarters or related to particular holiday shopping. For example, in recent years, QVC has earned, on average, between 21% and 24% of its global revenue in each of the first three quarters of the year and 32% of its global revenue in the fourth quarter of the year. Similarly, our subsidiary Cornerstone experiences higher sales volume during the second and fourth quarters of the year. Our subsidiary Zulily experiences a stronger third quarter during the back-to-school shopping season and stronger fourth quarter due to the holiday shopping season. If the vendors for these businesses are not able to provide popular products in sufficient amounts (for example, due to the illness or absenteeism of the vendors’ workforces, government mandated shutdown orders, impaired financial conditions or other reasons resulting from the COVID-19 pandemic) such that these businesses fail to meet customer demand, it could significantly affect their revenue and future growth. The supply of such products may not return to pre-COVID-19 levels, and if so, product supplies may return to pre-COVID-19 levels at different times, and our efforts to ensure popular products are in stock may not be successful.  If too many customers access the websites of these businesses within a short period of time due to increased demand, our businesses may experience system interruptions that make their websites unavailable or prevent them from efficiently fulfilling orders, which may reduce the volume of goods they offer or sell and the attractiveness of their products and services. In addition, they may be unable to adequately staff their fulfillment networks and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. Risks described elsewhere in this Part I, Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand. To the extent these businesses pay for holiday merchandise in advance of certain holidays (e.g., in the case of QVC, in August through November of each year), their available cash may decrease, resulting in less liquidity.

Risks Related to Management and Key Personnel

The success of our home television and online commerce businesses depends in large part on their ability to recruit and retain key personnel capable of executing their unique business models. Our home television and online commerce subsidiaries and business affiliates have business models that require them to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet. We cannot assure you that if these subsidiaries and business affiliates experience turnover of these key employees they will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited. As previously announced, Michael A. George, President and Chief Executive Officer of Qurate Retail and QVC, intends to retire on December 31, 2021. Although a search is underway for Mr. George’s successor, no assurance can be given as to when a suitable replacement will be found.

We have overlapping directors and officers with Liberty Media Corporation (“LMC”), Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”), Liberty Broadband, and Liberty Media Acquisition Corporation (“LMAC”), which may lead to conflicting interests. As a result of certain transactions that occurred between 2011 and 2018 that resulted in the separate corporate existence of our company, LMC, TripAdvisor Holdings and Liberty Broadband as well as the initial public offering of LMC’s subsidiary, LMAC, in January 2021, all of the executive officers of Qurate Retail also serve as executive officers of LMC, TripAdvisor Holdings, Liberty Broadband and LMAC and there are overlapping directors. Other than LMC’s ownership of LMAC’s sponsor, which beneficially owns 20% of LMAC’s outstanding common stock as of January 26, 2021, none of the foregoing companies has any ownership interest in any of the others. Our executive officers and the members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at LMC, TripAdvisor Holdings, Liberty Broadband or LMAC have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. For example, there may be the potential for a conflict of interest when our company, LMC, TripAdvisor Holdings, Liberty Broadband or LMAC looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of our company's directors and officers own LMC, TripAdvisor Holdings, Liberty Broadband and/or LMAC stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, LMC, TripAdvisor Holdings, Liberty Broadband and/or LMAC. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, TripAdvisor Holdings and LMAC has renounced its rights to certain business opportunities and their respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including LMC, TripAdvisor Holdings, Liberty Broadband and LMAC) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with LMC, TripAdvisor Holdings, Liberty Broadband or LMAC and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, LMC, TripAdvisor Holdings, Liberty Broadband or LMAC or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Risks Related to Economic Conditions

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

Significant developments stemming from U.S. trade policy or Brexit could have a material adverse effect on our businesses. There is uncertainty as to the actions that may be taken under a new Biden Administration with respect to U.S. trade policy with China. The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise, which would have a material adverse impact on our business and results of operations.

Additionally, the Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U. The U.K. formally left the E.U. on January 31, 2020. This began a transition period that ran until December 31, 2020. On January 1, 2021, the U.K. left the E.U. Customs Union and Single Market, as well as all E.U. policies and international agreements. On December 24, 2020, the European Commission reached a trade agreement with the U.K. on the terms of its future cooperation with the E.U. (the “Trade Agreement”). The Trade Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods that satisfy applicable point of origin rules (that is, that U.K. or E.U. goods are wholly produced or significantly worked in the U.K. or E.U., as applicable) will be free of tariffs and quotas; however, economic relations between the U.K. and the E.U. will now be on more restrictive terms than existed previously. For example, packages sent to and from the U.K., will need to satisfy new customs requirements and obtain applicable transit documents which may result in delays exporting items to customers outside of the U.K. and delays importing products into the U.K. that are shipped to us by our vendors. At this time, we cannot predict that the Trade Agreement and any future agreements on economic relations between the U.K. and the E.U. will have on our businesses and our customers, and it is possible that new terms may adversely affect our operations and financial results.

The potential impacts, if any, of the considerable uncertainty relating to Brexit or the terms of the new economic and security relationship between the U.K. and the E.U. on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. Our business could be affected with respect to these matters during this period of uncertainty, and perhaps longer. In particular, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers, including the imposition of tariffs, in the U.K. which could result in shipping delays and shortages or increased costs of products sold by our business. Additionally, the U.K. economy and consumer demand in the U.K., including for our products, could be negatively impacted. Further, various geopolitical forces related to Brexit may impact the global economy, the European economy and our business, including, for example, due to other E.U. member states where we have operations proposing referendums to, or electing to, exit the E.U. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the E.U., may adversely affect our operating results.

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

Changes in trade policies resulting from forced labor and human rights abuses in China may adversely impact our businesses and operating results. Recently there have been heightened tensions in relations between Western nations and China. The U.S. government has made statements and taken certain actions that may lead to potential changes to U.S. and trade policies towards China. For example, on January 19, 2021, the U.S. State Department declared that China’s human rights abuses in China’s Xinjiang Uyghur Autonomous Region (“XUAR”) is a “genocide” against ethnic Uyghur Muslims. Currently, there are two bills pending before the Congress of the United States purporting to address the use of forced labor in the XUAR. If either or both of these bills, or similar bills in the U.S. or any of the other markets in which we operate, are enacted into law, a presumptive ban could be imposed on the import of goods to the United States that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor. The U.S. Customs and Border Protection (“CBP”) issued a region-wide withhold release order (“WRO”), effective January 13, 2021, pursuant to which the CBP will detain cotton products produced in the XUAR. The WRO applies to, among other things, cotton grown in the XUAR and to all products made in whole or in part using such cotton, regardless of where the downstream products are produced, and importers are responsible for ensuring the products they are attempting to import do not exploit forced labor at any point in their supply chain, including the production or harvesting of the raw material. As a result of the WRO, products imported into the U.S. could be held by the CBP based on a suspicion that they originated from the XUAR or that they may have been produced by Chinese suppliers accused of participating in forced labor, pending the importer providing satisfactory evidence to the contrary.  Such process could result in a delay or complete inability to import such goods, which could result in inventory shortages and lost sales. Additionally, the United States Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although our businesses do not knowingly do business with XPCC, our businesses could be subject to penalties, fines or sanctions if any of the vendors from which they purchase goods is found to have dealings, directly or indirectly with XPCC or entities it controls. Even if our businesses were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, our businesses’ reputations could be damaged. Our businesses may also incur expenses for the review pertaining to these matters and the cost of remediation and other changes to products, processes or sources of supply as a consequence of such verification activities. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our businesses’ vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our businesses’ vendors’ contract manufacturers are located, as well as freight costs from those regions. Fluctuations in wage rates required by legal or industry standards could increase our businesses’ costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our businesses’ profitability and negatively impact our businesses’ sales volume. For additional risks arising from changes in U.S. tariffs on Chinese imports or other actions against China and retaliatory responses by China, see “Significant developments stemming from U.S. trade policy or Brexit could have a material adverse effect on our businesses.”

Risks Related to Our Indebtedness and Common Stock

Our subsidiary QVC has significant indebtedness, which could limit its flexibility to respond to current market conditions, restrict its business activities and adversely affect its financial condition. As of December 31, 2020, QVC had total secured debt, other than its finance lease obligations, consisting of $4,448 million of secured indebtedness under its existing notes, in each case, secured by a first priority lien on all shares of its capital stock, and an additional $2.93 billion of unused capacity under its senior secured credit facility.  Additionally, in December 2020, QVC Global Corporate Holdings, LLC a subsidiary of QVC, became the primary co-obligor of the $218 million principal amount of LI LLC’s 3.5% Senior Exchangeable Debentures due 2031, which had a fair value of $393 million at December 31, 2020. In addition, QVC had $168 million of finance lease obligations and $220 million of operating lease liabilities. QVC may incur significant additional indebtedness in the future. If new indebtedness is added to QVC’s current debt levels, the related risks that it now faces could intensify. The indebtedness of QVC, combined with other financial obligations and contractual commitments, could among other things:

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

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations. As of December 31, 2020, our wholly-owned subsidiary LI LLC had $1,986 million principal amount of publicly-traded debt outstanding. LI LLC is also a co-obligor on the 3.5% Senior Exchangeable Debentures due 2031 in the principal amount of $218 million as of December 31, 2020. LI LLC is a holding company for all of our subsidiaries and investments. Our ability to meet the financial obligations of LI LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us or LI LLC depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including QVC’s credit facility and bond indentures. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor LI LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. See “We do not have the right to manage our business affiliates, which means we are not able to cause those business affiliates to act in a manner that we deem desirable” above.

We have disposed of certain of the reference shares underlying the exchangeable debentures of LI LLC, which exposes us to liquidity risk. LI LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $1,194 million as of December 31, 2020.  LI LLC is also a co-obligor on the 3.5% Senior Exchangeable Debentures due 2031 in the principal amount of $218 million as of December 31, 2020. Under the terms of these exchangeable debentures, the holders may elect to require LI LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which LI LLC may honor through delivery of reference shares, cash or a combination thereof. Also, LI LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends. LI LLC has disposed of some of the reference shares underlying certain of these exchangeable debentures. For example, in connection with the Transactions, our company contributed its entire equity interest in Charter Communications, Inc. to GCI Liberty, which was subsequently acquired by Liberty Broadband. Shares of Charter serve as the underlying reference shares for the 1.75% Exchangeable Debentures. Pursuant to agreements entered into in connection with the Transactions and Liberty Broadband’s acquisition of GCI Liberty, there is an indemnification obligation from Liberty Broadband to LI LLC for certain payments made to a holder of the 1.75% Exchangeable Debentures that pertains to the holder’s ability to exercise its exchange right according to the terms of the 1.75% Exchangeable Debentures on or before October 5, 2023. However, we cannot give any assurance as to whether Liberty Broadband will fulfill its indemnification obligations pursuant to the indemnification agreement.

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

Transactions in our common stock by our insiders could depress the market price of our common stock. Sales of or hedging transactions such as collars relating to our shares by John C. Malone, a director of our company, Gregory B. Maffei, our Chairman of the Board, or Michael George, our Chief Executive Officer, or any of our other directors or executive officers could cause a perception in the marketplace that our stock price has peaked or that adverse events or trends have occurred or may be occurring at our company. This perception can result notwithstanding any personal financial motivation for these insider transactions. As a result, insider transactions could depress the market price for shares of one or more series of our common stock.

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

John C. Malone, a director of our company, beneficially owns shares representing the power to direct approximately 41% of the aggregate voting power in our company, due to his beneficial ownership of approximately 94% of the outstanding shares of our Series B Qurate Retail common stock as of January 31, 2021.

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

Cornerstone owns an office in Franconia, New Hampshire. Cornerstone leases its fulfillment centers in Butler and Warren Counties in Ohio and Phoenix, Arizona. It also leases other properties consisting of administrative offices, 21 retail stores and outlets in various locations throughout the United States.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Each series of the common stock of Qurate Retail, Inc. (formerly named Liberty Interactive Corporation, “Qurate Retail,” the “Company,” “we,” “us” and “our”) trades on the Nasdaq Global Select Market.  Our Series A and Series B QVC Group common stock traded on the Nasdaq Global Select Market under the symbols “QVCA” and “QVCB,” respectively. On May 23, 2018, the Company filed its restated certificate of incorporation, which (i) eliminated the tracking stock capitalization structure of the Company and (ii) reclassified each outstanding share of our Series A and Series B QVC Group common stock into one share of our Series A and Series B common stock, respectively.  Following the reclassification, our Series A and Series B common stock continued trading on the Nasdaq Global Select Market, but under the symbols “QRTEA” and “QRTEB.”  Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com. Although the reclassification resulted in stock name and related ticker symbol changes, historical information for our Series B QVC Group common stock refers to such stock herein as our Series B common stock.  The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2020 and 2019.  Although our Series B common stock is traded on the Nasdaq Global Select Market, an established public trading market does not exist for the stock, as it is not actively traded.

	Qurate Retail
	Series B (QRTEB)
	High	Low
2019
First quarter	$22.37	15.91
Second quarter	$17.50	11.62
Third quarter	$14.62	10.10
Fourth quarter	$10.62	7.84
2020
First quarter	$6.04	2.39
Second quarter	$5.96	3.32
Third quarter	$28.46	5.60
Fourth quarter	$12.00	6.78

Holders

As of January 31, 2021, there were 2,335 and 67 record holders of our Series A and Series B Qurate Retail common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

On August 21, 2020, Qurate Retail announced that an authorized committee of its Board of Directors had declared a special dividend (the “Special Dividend”) on each outstanding share of its Series A and Series B common stock consisting of (i) cash in the amount of $1.50 per common share, for an aggregate cash dividend of approximately $626 million, and (ii) 0.03 shares of newly issued 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”), having an initial liquidation price of $100 per share of Preferred Stock, with cash paid in lieu of fractional shares. The distribution ratio for the Preferred Stock portion of the Special Dividend was equivalent to $3.00 in initial liquidation preference per common share, for an aggregate issuance of approximately $1.3 billion aggregate liquidation preference. The dividend was distributed on September 14, 2020 to holders of record of Qurate Retail’s Series A and Series B common stock. Holders of the Preferred Stock are entitled to receive quarterly cash dividends at a fixed rate of 8.0% per year on a cumulative basis, beginning December 15, 2020 and thereafter on each of March 15, June 15,

September 15 and December 15 during the term. The Preferred Stock is non-voting, except in limited circumstances as required by law, and subject to a mandatory redemption on March 15, 2031.

On November 20, 2020, Qurate Retail announced that an authorized committee of its Board of Directors declared a special cash dividend in the amount of $1.50 per common share, for an aggregate dividend of approximately $625 million, payable in cash on December 7, 2020 to stockholders of record of the Company’s Series A and Series B common stock at the close of business on November 30, 2020.

Aside from the above mentioned dividends, we have not paid any cash dividends on our common stock.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

In May 2019, the board authorized the repurchase of $500 million of Series A or Series B Qurate Retail common stock.

	Series A Qurate Retail Common Stock (QRTEA)
				Maximum Number
				(or Approximate Dollar
			Total Number of	Value) of Shares that
	Total Number	Average	Shares Purchased as Part	May Yet Be purchased
	of Shares	Price Paid per	of Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
October 1 - 31, 2020	—	$—	—	$497	million
November 1 - 30, 2020	1,149,206	$11.36	1,149,206	$484	million
December 1 - 31, 2020	5,372,576	$10.57	5,372,576	$427	million
Total	6,521,782		6,521,782

There were no repurchases of Series B Qurate Retail common stock or Preferred Stock during the three months ended December 31, 2020.

2,537 shares of Series A Qurate Retail common stock and 45 shares of Preferred Stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2020.

Item 6. Selected Financial Data.

Not applicable.

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

Overview

We own controlling and non-controlling interests in a broad range of video and online commerce companies. Our largest businesses and reportable segments are QxH (QVC U.S. and HSN) and QVC International. QVC, Inc. (“QVC”), which includes QxH and QVC International, markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries via highly engaging video-rich, interactive shopping experiences. Zulily, LLC (“Zulily”) is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day, and is a reportable segment.  Our “Corporate and other” category includes our consolidated subsidiary Cornerstone Brands, Inc. (“Cornerstone”), along with various cost and equity method investments. See discussion below for the entities that were included in Corporate and other in prior periods.

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

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSN and QVC U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and leased a new fulfillment center in Bethlehem, Pennsylvania, that commenced in 2019 (see note 8 to the accompanying consolidated financial statements). Expenditures related to the QRG Initiatives are recorded as part of transaction related costs. Qurate Retail recorded transaction related costs of $41 million during the year ended December 31, 2018, which primarily related to severance as a result of the QRG Initiatives.  Also, as a result of changes in internal reporting from the QRG Initiatives, during the first quarter of 2019 the Company changed its reportable segments to combine HSN and QVC U.S. into one reportable segment called “QxH.”

In December 2019, the novel coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and has subsequently spread across the globe causing a global pandemic, impacting all countries where Qurate Retail operates. As a result of the spread of the virus, certain local governmental agencies have imposed travel restrictions, local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy.

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

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating.  As a result, beginning at the end of March 2020, QVC observed an increase in new customers and an increase in demand for certain categories, such as home. However, QVC may not be able to retain these new customers after the pandemic subsides and any increase in demand in its product categories during the pandemic may be temporary.

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

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to the Company’s financial results, including our capital and liquidity. These include governmental restrictions on the Company’s ability to continue to operate under stay at home restrictions and produce content, reduced demand for products sold, decreases in the disposable income of existing and potential new customers, the impacts of any recession and other uncertainties with respect to the continuity of government stimulus programs implemented in response to COVID-19, increased currency volatility resulting in adverse currency rate fluctuations, higher unemployment, labor shortages, an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products the Company sells, including essential products experiencing higher demand due to factory closures, labor shortages and other resource constraints.  While the impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on the Company’s financial results.

Further, the extent of the impact of the COVID-19 pandemic on our businesses remains fluid and the likelihood of an impact on us that could be material increases the longer the virus impacts activity levels in the locations in which we operate. In particular, the widespread distribution, acceptance and effectiveness of vaccines is highly uncertain and cannot be predicted at this time. Delays in the widespread distribution of vaccines, or lack of public acceptance, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if vaccines are widely distributed and accepted, there can be no assurance that the vaccines will ultimately be successful in limiting or stopping the spread of COVID-19. Even after the COVID-19 pandemic subsides, the U.S. economy and other major global economies may experience a recession, and we anticipate our businesses and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

In July 2020, QVC implemented a planned workforce reduction with the goal of making the organizational structure streamlined and more efficient. As part of the workforce reduction, QVC has decided to eliminate live hours on QVC2 in the U.S. and other secondary channels within the international segment.

The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for their products and services since a substantial portion of their revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets have recently experienced disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the United States (“U.S.”) or other key markets, including Japan and Europe, continue to be uncertain or deteriorate, customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our businesses’ ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. The Company is currently unable to predict the extent of any of these potential adverse effects.

The Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U. The U.K. formally left the E.U. on January 31, 2020. This has resulted in a transition period that ran until December 31, 2020. On January 1, 2021, the U.K. left the E.U. Customs Union and Single Market, as well as all E.U. policies and international agreements. On December 24, 2020, the European Commission reached a trade agreement with the U.K. on the terms of its future cooperation with the E.U. (the “Trade Agreement”). The Trade Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods that satisfy applicable point of origin rules (that is, that U.K. or E.U. goods are wholly produced or significantly worked in the U.K. or E.U., as applicable) will be free of tariffs and quotas; however, economic relations between the U.K. and the E.U. will now be on more restrictive terms than existed previously. For example,  packages sent to and from the U.K., will need to satisfy new customs requirements and obtain applicable transit documents which may result in delays exporting items to customers outside of the U.K. and delays importing products into the U.K. that are shipped to QVC by its vendors. At this time, QVC cannot predict that the Trade Agreement and any future agreements on economic relations between the U.K. and the E.U. will have on its businesses and its customers, and it is possible that new terms may adversely affect QVC’s operations and financial results.

There is uncertainty as to the actions that may be taken under a new Biden Administration with respect to U.S. trade policy with China. The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair QVC’s ability to meet customer demand and could result in lost sales or an increase in its cost of merchandise, which would have a material adverse impact on its business and results of operations.

Zulily. Zulily’s goal is to be part of its customers’ daily routine, allowing them to visit Zulily sites and discover a selection of fresh, new and affordable merchandise curated for them every morning. Zulily intends to employ the following strategies to achieve these goals and objectives: (i) acquire new customers; (ii) increase customer loyalty and repeat purchasing; (iii) add new vendors and strengthen existing vendor relationships; (iv) invest in mobile platform and channels with which its customers want to engage; and (v) invest in low cost supply chain systems in the U.S. and cross border.

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

Operating Results

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Revenue
QxH	$8,505	8,277	8,544
QVC International	2,967	2,709	2,738
Zulily	1,636	1,571	1,817
Corporate and other	1,070	901	973
Inter-segment eliminations	(1)	—	(2)
Consolidated Qurate Retail	$14,177	13,458	14,070

Operating Income (Loss)
QxH	$1,128	973	1,161
QVC International	439	354	351
Zulily	(12)	(1,091)	(95)
Corporate and other	17	(52)	(93)
Consolidated Qurate Retail	$1,572	184	1,324

Adjusted OIBDA
QxH	$1,547	1,536	1,630
QVC International	510	446	429
Zulily	83	48	108
Corporate and other	58	(1)	(13)
Consolidated Qurate Retail	$2,198	2,029	2,154

Revenue.    Our consolidated revenue increased 5.3% and decreased 4.3% for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods.

QVC International, QxH and Zulily revenue increased $258 million, $228 million, and $65 million, respectively, during the year ended December 31, 2020, as compared to the same period in the prior year.  See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Corporate and other revenue increased $169 million for the year ended December 31, 2020, as compared to the corresponding period in the prior year due to an increase in Cornerstone revenue of $169 million as a result of strong customer response in the home category due to increased demand for home furnishings, interior décor and outdoor living items.

QxH, Zulily and QVC International revenue decreased $267 million, $246 million and $29 million during the year ended December 31, 2019 compared to the same period in the prior year. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Corporate and other revenue decreased $72 million for the year ended December 31, 2019, as compared to the corresponding prior year period due to a decrease in Cornerstone revenue of $70 million due to the shutdown of one of the home brands in Cornerstone’s portfolio during the fourth quarter of 2018.

Operating income (loss).    Our consolidated operating income increased $1,388 million and decreased $1,140 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods.

Zulily operating losses decreased $1,079 million for the year ended December 31, 2020, as compared to the corresponding prior year period, primarily due to no impairment of intangible assets at Zulily compared to the impairment taken in the prior year. QxH and QVC International operating income increased $155 million and $85 million, respectively, for the year ended December 31, 2020, compared to the same period in the prior year. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Operating income for Corporate and other improved $69 million for the year ended December 31, 2020, as compared to the corresponding period in the prior year, due to a reduction in operating losses at Cornerstone as a result of strong home category revenue and product margin performance.

Zulily operating losses increased $996 million for the year ended December 31, 2019, as compared to the corresponding prior year period, primarily due to the impairment of intangible assets at Zulily during the third quarter of 2019.  QxH and QVC International operating income decreased $188 million and increased $3 million, respectively, for the year ended December 31, 2019, as compared to the corresponding prior year period. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Operating losses for Corporate and other improved $41 million for the year ended December 31, 2019, as compared to the corresponding prior year period, primarily due to a reduction in operating losses at Cornerstone as a result of the shutdown of one of the home brands in Cornerstone’s portfolio during the fourth quarter of 2018, along with the elimination of corporate costs at the Liberty Ventures Group due to the GCI Liberty Split-Off in 2018.

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

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA.

	Year ended
	December 31,
	2020	2019	2018

	amounts in millions
Operating income (loss)	$1,572	184	1,324
Depreciation and amortization	562	606	637
Stock-based compensation	64	71	88
Impairment of intangible assets	—	1,167	33
Transaction related costs	—	1	72
Adjusted OIBDA	$2,198	2,029	2,154

Consolidated Adjusted OIBDA increased $169 million and decreased $125 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods.

QVC International, Zulily and QxH Adjusted OIBDA increased $64 million, $35 million and $11 million for the year ended December 31, 2020, respectively, as compared to the corresponding prior year period. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.  Corporate and other Adjusted OIBDA increased $59 million for the year ended December 31, 2020, as compared to the corresponding period in the prior year due to higher Adjusted OIBDA at Cornerstone due to strong home category revenue and product margin performance.

QxH and Zulily Adjusted OIBDA decreased $94 million and $60 million, respectively, for the year ended December 31, 2019, as compared to the same period in the prior year.  QVC International Adjusted OIBDA increased $17 million for the year ended December 31, 2019, as compared to the same period in the prior year, primarily due to the closure of QVC’s operations in France in March of 2019. Adjusted OIBDA losses related to QVC France were $6 million and $32 million for the years ended December 31, 2019 and December 31, 2018, respectively. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Corporate and other Adjusted OIBDA increased $12 million for the year ended December 31, 2019, as compared to the corresponding period in the prior year due to higher Adjusted OIBDA at Cornerstone due to the impacts of the shutdown of one of the home brands in Cornerstone’s portfolio discussed above and improved performance in the businesses’ home segment, and the elimination of corporate costs at the Liberty Ventures Group due to the GCI Liberty Split-Off.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2020	2019	2018

	amounts in millions

Interest expense	$(408)	(374)	(381)
Share of earnings (losses) of affiliate, net	(156)	(160)	(162)
Realized and unrealized gains (losses) on financial instruments, net	(110)	(251)	76
Gains (losses) on transactions, net	224	(1)	1
Tax sharing income (expense) with Liberty Broadband	(39)	(26)	32
Other, net	(32)	6	(7)
Other income (expense)	$(521)	(806)	(441)

Interest expense.    Interest expense increased $34 million and decreased $7 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. The increase for the year ended December 31, 2020 is due to QVC refinancing its borrowings on its senior secured credit facility with newly issued senior secured notes, which have higher interest rates, as well as dividends incurred and paid related to the Preferred Stock during the period recorded through interest expense due to the accounting treatment, partially offset by lower outstanding debt balances due to repayment of amounts outstanding on QVC’s senior secured credit facility. The decrease for the year ended December 31, 2019 is due to lower average debt balances during 2019 compared to the prior year as well as a reduction in the variable interest rate on QVC’s bank credit facilities compared to the prior year.

Share of earnings (losses) of affiliates.    Share of losses of affiliates decreased $4 million and $2 million during the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods.  The decrease in 2020 is due to fewer losses related to the Company’s alternative energy solutions entities compared to the prior year, almost completely offset by an increase in share of losses due to an other than temporary impairment of QVC’s China equity method investment. The decrease in 2019 was due to the fact that the prior year included losses related to the Company’s former investment in FTD Companies, Inc. (“FTD”), partially offset by increased losses at the Company’s alternative energy solution entities due to continued investment in such ventures.  These entities typically operate at a loss and the Company records its share of such losses but have favorable tax attributes and credits, which are recorded in the Company’s tax accounts.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Equity securities	$(1)	(22)	155
Exchangeable senior debentures	(277)	(337)	(3)
Indemnification asset	143	123	(70)
Other financial instruments	25	(15)	(6)
	$(110)	(251)	76

The changes in these accounts are due primarily to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate. The decrease in losses for the year ended December 31, 2020 as compared to the corresponding prior year period was primarily due to a decrease in unrealized losses on the Company’s exchangeable senior debentures driven by less growth in stock prices of the securities underlying the debentures than the prior year, a decrease in unrealized losses related to derivative instruments, a decrease in unrealized losses related to equity securities, and an increase in unrealized gains on the indemnification asset. The decrease for the year ended December 31, 2019 as compared to the corresponding prior year period was primarily driven by a decrease in the unrealized gain on the investment in Charter and the contribution of Charter shares to GCI Liberty in the GCI Liberty Split-Off, a decrease in unrealized gains on the investment in ILG due to the purchase of ILG by Marriott Vacations Worldwide during the third quarter of 2018 and subsequent sale of this investment, and an increase in unrealized losses on exchangeable debt, partially offset by an unrealized gain on the indemnification asset as a result of the GCI Liberty Split-Off.

Gains (losses) on transactions, net.   Gains on transactions, net, increased $225 million and decreased $2 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods.  The increase in gain on transactions, net for the year ended December 31, 2020 is due the sale of one of the Company’s alternative energy investments during the third quarter of 2020. The Company received total cash consideration of $272 million and recorded a gain of $224 million on the sale of the alternative energy investment.

Tax sharing income (expense) with Liberty Broadband. Due to the GCI Liberty Split-Off, the Company entered into a tax sharing agreement with GCI Liberty, which was assumed by Liberty Broadband in the fourth quarter of 2020 due to a merger between the companies.  As a result, the Company recognized tax sharing expense of $39 million and $26 million for the years ended December 31, 2020 and 2019, respectively, and tax sharing income of $32 million for the year ended December 31, 2018.

Other, net. Other, net decreased $38 million and increased $13 million for the years ended December 31, 2020 and 2019, respectively, when compared to the corresponding prior year period. The decrease in other, net for the year ended

December 31, 2020, as compared to the same period in the prior year, is primarily due to a loss on extinguishment of debt of $40 million primarily related to the retirement of the QVC 5.125% Senior Secured Notes due 2022. The activity captured in Other, net is primarily attributable to gains (losses) on early extinguishment of debt, foreign exchange gains (losses) and interest income.

Income taxes.  The Company had an income tax benefit of $211 million, an income tax benefit of $217 million and income tax expense of $60 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Our effective tax rate for the years ended December 31, 2020, 2019 and 2018 was 20.1%, 34.9% and 6.8% respectively. For the year ended December 31, 2020, the Company recorded an income tax benefit.  The current year tax benefit was primarily driven by the impacts of a corporate realignment and tax credits generated by alternative energy investments.  See notes 7 and 9 to the accompanying consolidated financial statements for more information related to the corporate realignment.

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

Net earnings (loss).    We had net earnings of $1,262 million, net losses of $405 million, and net earnings of $964 million for the years ended December 31, 2020, 2019 and 2018, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2020 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, debt (including availability under QVC’s bank credit facilities, as discussed in note 7 of the accompanying consolidated financial statements), and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such as, in the case of QVC and Zulily, due to a requirement that a leverage ratio (calculated in accordance with the terms of the document governing such indebtedness which was an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2019) of less than 3.5 must be maintained. As of December 31, 2020 the Company’s leverage ratio was 2.0.

During the year, the Company’s issuer debt credit rating was lowered from BB to BB- and QVC’s issue-level rating on secured debt was lowered from BBB- to BB+ by S&P Global Ratings. All other credit ratings remained unchanged. Qurate Retail and its subsidiaries are in compliance with their debt covenants as of December 31, 2020.

As of December 31, 2020, Qurate Retail's liquidity position consisted of the following:

Cash and cash
equivalents

amounts in millions
QVC	$682
Zulily	6
Corporate and other	118
Total Qurate Retail	$806

To the extent that the Company recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have $2.93 billion available for borrowing under the QVC Bank Credit Facility at December 31, 2020. As of December 31, 2020, QVC had approximately $380 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 63% of this foreign cash balance was that of QVC Japan. QVC owns 60% of QVC Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co, LTD.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Years ended December 31,
	2020	2019	2018

Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$2,455	1,284	1,273
Net cash provided (used) by investing activities	$(161)	(600)	47
Net cash provided (used) by financing activities	$(2,181)	(661)	(1,574)

During the year ended December 31, 2020, Qurate Retail's primary uses of cash were payment of cash dividends to common stockholders of $1.3 billion, net debt repayments of $779 million, capital expenditures of $257 million, investments in and loans to equity method investments of $119 million and repurchases of common stock of $70 million, partially offset by proceeds from dispositions of investments of $271 million, which primarily related to the sale of an investment in an alternative energy company accounted for as an equity method investment.

The projected uses of Qurate Retail’s cash in the next year, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt, $344 million for estimated interest payments on outstanding debt, including corporate level and other subsidiary debt, anticipated capital improvement spending of approximately $270 million, the repayment of certain debt obligations, the potential buyback of common stock under the approved share buyback program, payment of dividends to the holders of the Preferred Stock, other forms of capital returns to investors and additional investments in existing or new businesses. The Company also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.

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

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years

	amounts in millions
Consolidated contractual obligations
Long-term debt (1)	$6,654	11	772	1,224	4,647
Interest payments (2)	4,695	344	682	548	3,121
Finance and operating lease obligations	700	106	184	130	280
Preferred Stock (3)	2,277	100	200	200	1,777
Purchase orders and other obligations (4)	2,922	2,848	51	13	10
Total	$17,248	3,409	1,889	2,115	9,835
(1)	Amounts are reflected in the table at the outstanding principal amount, assuming the debt instruments will remain outstanding until the stated maturity date, and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheets. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2020, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2020 rates and (iii) assume that our existing debt is repaid at maturity.
(3)	This amount reflects the annual 8.0% dividend on shares of Preferred Stock outstanding as of December 31, 2020 and redemption of the Preferred Stock on March 15, 2031.
(4)	Amounts include open purchase orders for inventory and non-inventory purchases along with other contractual obligations.

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

Fair Value Measurements

Financial Instruments.  We record a number of assets and liabilities in our consolidated balance sheets at fair value on a recurring basis, including equity securities, financial instruments and our exchangeable senior debentures. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. We use quoted market prices, or Level 1 inputs, to value our Fair Value Option (as defined below) securities. As of December 31, 2020 and 2019, we had no Level 1 Fair Value Option securities.

Level 2 inputs, other than quoted market prices included within Level 1, are observable for the asset or liability, either directly or indirectly. We use quoted market prices to determine the fair value of our exchangeable senior debentures. However, these debentures are not traded on active markets as defined in GAAP, so these liabilities fall in Level 2. As of December 31, 2020, the principal amount and carrying value of our exchangeable debentures were $1,412 million and $1,750 million, respectively.

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

As of December 31, 2020, the intangible assets not subject to amortization for each of our significant reportable segments were as follows:

	Goodwill	Tradenames	Total

	amounts in millions
QxH	$5,228	2,878	8,106
QVC International	921	—	921
Zulily	477	290	767
Corporate and other	12	—	12
	$6,638	3,168	9,806

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter of each year, or more frequently, if events or circumstances indicate impairment may have occurred. We utilize a qualitative assessment for determining whether a quantitative goodwill and other non-amortizable intangible asset impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. In 2019, an impairment of $440 million was recorded to Zulily’s goodwill. There were no goodwill impairments in 2020 and 2018.  In 2019 and 2018, impairments of $147 million and $30 million, respectively, were recorded to HSN’s tradenames. Also in 2019, an impairment of $580 million was recorded to Zulily’s tradename. There were no impairments of other intangible assets in 2020.

Retail Related Adjustments and Allowances. QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in our consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, sales returns represented 15.6%, 17.3% and 17.4% of QVC's gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding 12 months and historical experience with liquidated inventory. The change in the reserve is included in cost of retail sales in our consolidated statements of operations. As of December 31, 2020, QVC's inventory was $1,119 million, which was net of the obsolescence reserve of $170 million. As of December 31, 2019, inventory was $1,214 million, which was net of the obsolescence reserve of $145 million. QVC's allowance for credit losses is calculated as a percent of accounts receivable at the end of a reporting period, and the change in such allowance is recorded as a provision for credit losses in Selling, general, and administrative (“SG&A”) expenses in our consolidated statements of operations.  As of December 31, 2020, QVC's trade accounts receivable were $1,602 million, net of the allowance for credit losses of $124 million. As of December 31, 2019, trade accounts receivable were $1,813 million, net of the allowance for credit losses of $123 million. Each of these estimates requires management judgment and may not reflect actual results.

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

In the U.S., QVC’s televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC 2, QVC 3, HSN and HSN2. QxH programming is also available on its websites (QVC.com and HSN.com); virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV and as of January 2021, YouTube TV); applications via streaming video (Facebook Live, Roku, Apple TV and Amazon Fire); mobile applications; social pages and over-the-air broadcasters.

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

QVC's operating results were as follows:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Net revenue	$11,472	10,986	11,282
Cost of sales	(7,418)	(7,148)	(7,248)
Operating expenses	(786)	(768)	(881)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(1,211)	(1,088)	(1,094)
Adjusted OIBDA	2,057	1,982	2,059
Impairment of intangible assets	—	(147)	(30)
Stock-based compensation	(37)	(39)	(46)
Depreciation and amortization	(453)	(468)	(411)
Transaction related costs	—	(1)	(60)
Operating income	$1,567	1,327	1,512

Net revenue was generated from the following geographical areas:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
QxH	$8,505	8,277	8,544
QVC International	2,967	2,709	2,738
	$11,472	10,986	11,282

QVC's consolidated net revenue increased 4.4% and decreased 2.6% for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior years. The 2020 increase of $486 million in net revenue was primarily comprised of a 2.6% increase in units sold, a $172 million decrease in estimated product returns, primarily driven by QxH, a $22 million increase in shipping and handling revenue across all markets except Italy and $54 million in favorable foreign exchange rates, which was partially offset by a slight decline in average selling price per unit ("ASP").

The 2019 decrease of $296 million in net revenue was primarily comprised of a 2.7% decrease in units sold, $69 million in unfavorable foreign exchange rates and a $41 million decrease in shipping and handling revenue across all markets, which was partially offset by a 1% increase in ASP driven by the international markets, and a $49 million decrease in estimated product returns, primarily driven by the decrease in sales volume at QxH.

During the years ended December 31, 2020 and 2019, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for QVC in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2020			Year ended December 31, 2019
	U.S. dollars	Foreign Currency Exchange Impact	Constant currency	U.S. dollars	Foreign Currency Exchange Impact	Constant currency
QxH	2.8%	—%	2.8%	(3.1)%	—%	(3.1)%
QVC International	9.5%	2.0%	7.5%	(1.1)%	(2.6)%	1.5%

In 2020, the QxH net revenue increase was primarily due to a 1.8% increase in units shipped, a $171 million decrease in estimated product returns and a $7 million increase in shipping and handling revenue, partially offset by a 1.3% decline in ASP. For the year ended December 31, 2020, QxH experienced shipped sales growth in home and accessories with declines in all other categories. The decrease in estimated product returns was primarily driven by a shift in product mix to lower return rate categories, partially offset by an increase in sales volume. The increase in shipping and handling revenue was primarily driven by the increase in units shipped and fewer promotional offers. QVC-International net revenue growth in constant currency was primarily due to a 4.6% increase in units shipped, driven by increases in units shipped across all markets, a 1.5% increase in ASP, driven by ASP increases in Germany and the U.K. and a $15 million increase in shipping and handling revenue driven by increases in all markets except Italy, primarily due to the increase in units shipped. QVC-International experienced shipped sales growth in constant currency in home, beauty and electronics with declines in all other categories.

In 2019, the QxH net revenue decrease was primarily due to a 2.8% decrease in units shipped, a 0.5% decrease in ASP, and an $18 million decrease in shipping and handling revenue. This decrease was partially offset by a $65 million decrease in estimated product returns, primarily driven by the decrease in sales volume. QxH experienced shipped sales decline in all categories except electronics. The decrease in net shipping and handling revenue was a result of a decrease in shipping and handling revenue per unit from promotional offers. QVC International net revenue growth in constant currency was primarily due to a 5.1% increase in ASP, including increases in all markets. The increase was partially offset by a decrease of 2.5% in units shipped, primarily driven by Germany, the U.K., and Italy partially offset by increases in Japan, a $22 million decrease in shipping and handling revenue, primarily in the U.K., and a $16 million increase in estimated product returns across all markets. QVC International experienced shipped sales growth in constant currency in all categories except electronics and accessories.

QVC's cost of sales as a percentage of net revenue was 64.7%, 65.1% and 64.2% for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in cost of goods sold as a percentage of revenue in 2020 is primarily due to favorable estimated product returns at QxH and strategic promotional and pricing initiatives, which decreased product costs as a percentage of net revenue across QxH, Japan and Germany,  which was partially offset by increased fulfillment costs at QxH, primarily related to increased freight charges. The increase in cost of goods sold as a percentage of revenue in 2019 is primarily due to an increase in product fulfillment costs related to a new fulfillment center in Bethlehem, Pennsylvania and higher freight costs at QxH.

Operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, and telecommunications expenses. Operating expenses increased $18 million or 2% and decreased $113 million or 13% for the years ended December 31, 2020 and 2019, respectively. The increase in 2020 was primarily due to a $15 million increase in customer service expenses, primarily at QxH, a $6 million increase in credit card fees at QxH and to a lesser extent, Japan, and a $5 million increase due to unfavorable exchange rates partially offset by a $6 million decrease in commissions, primarily at QxH and to a lesser extent, Germany and the U.K., partially offset by Japan. The increase in customer service expenses is primarily driven by increased call volume during the year.  The increase in credit card fees is primarily due to increased sales and lower sales penetration of our U.S. Private Label Credit Cards, which do not charge credit card fees. The decrease in commissions is primarily due to increased digital penetration. The decrease in 2019 was primarily due to a $92 million decrease in commissions primarily at QxH, a $13 million decrease in personnel costs, primarily at QxH and to a lesser extent, Italy, Germany and Japan, and a $5 million decrease due to favorable exchange rates. The decrease in commissions is primarily due to new longer term television distribution rights agreements entered into at HSN, with similar terms to QVC’s television distribution agreements, which led to increased capitalization of television distribution rights agreements and favorable terms on commissions.

SG&A expenses (excluding stock compensation and transaction related costs as defined below) include personnel, information technology, provision for credit losses, production costs and marketing and advertising expense. Such expenses increased $123 million, and were 10.6% of net revenue for the year ended December 31, 2020 as compared to the prior year and decreased $6 million and were 9.9% of net revenue for the year ended December 31, 2019 as compared to the prior year.

The increase in 2020 was primarily due to a $111 million increase in personnel costs across all markets, a $53 million increase in online marketing primarily at QxH and $7 million in unfavorable exchange rates. These increases were partially offset by a $34 million decrease in estimated credit losses primarily at QxH and to a lesser extent, Japan, a $14 million decline in outside services primarily at QxH and a $10 million decrease in travel expenses across all markets. The increase related to personnel costs was primarily due to an increase to our estimated incentive pay across all markets, and a work from home allowance as a result of COVID-19, which was partially offset by the closure of our operations in France in 2019. The decrease to estimated credit losses was due to favorable adjustments based on actual collections, a decrease in the number of installment counts taken by customers, the implementation of fraud screening and a favorable shift in product category mix. The decrease in travel expenses was primarily due to less travel as a result of COVID-19.

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

QVC recorded impairment losses of $147 million and $30 million for the years ended December 31, 2019 and 2018, respectively, related to the decrease in the fair value of the HSN indefinite-lived tradename as a result of the quantitative assessment that was performed by the Company in each of those years (see note 6 to the accompanying consolidated financial statements). There was no impairment loss recorded by QVC for the year ended December 31, 2020.

QVC recorded $1 million and $60 million of transaction related costs for the years ended December 31, 2019 and 2018, respectively. The transaction related costs in 2018 were primarily related to severance payments related to the future closure of QVC's Lancaster, PA fulfillment center and other initiatives to better position its QxH operations as well as the closure of operations in France. No transaction related costs were recorded for the year ended December 31, 2020.

Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $37 million, $39 million and $46 million of stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively.  There was no significant change for 2020. The decrease in 2019 was primarily due to forfeitures of non-vested options from terminated individuals.

Depreciation and amortization decreased $15 million and increased $57 million for the years ended December 31, 2020 and December 31, 2019, respectively.  Depreciation and amortization included $66 million, $66 million and $67 million of acquisition related amortization during the years ended December 31, 2020, 2019, and 2018, respectively. For the year ended December 31, 2020, property and equipment depreciation decreased primarily due to the disposition of assets in France in 2019. For the year ended December 31, 2019, channel placement amortization expense increased primarily due to new television distribution contracts entered into at HSN and software amortization decreased due to the end of useful lives of certain software additions.

Zulily

Zulily's operating results for the last three years were as follows:

	Years ended
	December 31,	December 31,	December 31,
	2020	2019	2018

	amounts in millions
Net revenue	$1,636	1,571	1,817
Cost of sales	(1,228)	(1,179)	(1,346)
Operating expenses	(44)	(42)	(50)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(281)	(302)	(313)
Adjusted OIBDA	83	48	108
Stock-based compensation	(15)	(15)	(17)
Depreciation and amortization	(80)	(104)	(186)
Impairment of intangible assets	—	(1,020)	—
Operating income (loss)	$(12)	(1,091)	(95)

Net revenue consists primarily of sales of women's, children's and men's apparel, children's merchandise and other product categories such as home, accessories and beauty products. Zulily recognizes product sales at the time all revenue recognition criteria has been met, which is generally at shipment. Net revenue represents the sales of these items plus shipping and handling charges to customers and private label credit card income, net of estimated refunds and returns, store credits, and promotional discounts. Net revenue is primarily driven by Zulily’s active customers, the frequency with which customers purchase and average order value.

Zulily's consolidated net revenue increased 4.1% and decreased 13.5% for the years ended December 31, 2020 and December 31, 2019, respectively, as compared to the corresponding prior years. The increase in net revenue for the year ended December 31, 2020 was primarily attributed to increases of 4.3% in average sale price and 0.2% in total units shipped driven by increased demand for online shopping and Zulily’s merchandise as a result of stay-at-home orders and the temporary closure of brick-and-mortar retail due to COVID-19. The decrease in net revenue for the year ended December 31, 2019 was primarily attributed to a 14.2% decrease in demand.

Zulily's cost of sales as a percentage of net revenue was 75.1%, 75.0% and 74.1% for the years ended December 31, 2020, 2019 and 2018, respectively. Cost of sales as a percentage of net revenue increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to higher shipping costs and increased wages in the fulfilment centers, partially offset by favorable product margin. Cost of sales as a percentage of net revenue increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to increased shipping costs.

Zulily’s operating expenses are principally comprised of credit card processing fees and customer service expenses.  Operating expenses increased for the year ended December 31, 2020, as compared to the same period in the prior year, driven by increased sales volumes. Operating expenses decreased for the year ended December 31, 2019, as compared to the same period in the prior year, due to a decrease in transaction processing fees as a result of decreased net sales.

Zulily’s SG&A expenses include personnel related costs for general corporate functions, marketing and advertising expenses and information technology. As a percentage of net revenue, SG&A decreased from 19.2% to 17.2% for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to lower marketing spending and more leverage attributable to the increase in sales. As a percentage of net revenue, SG&A increased from

17.2% to 19.2% for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to deleveraging personnel-related costs.

Zulily’s stock-based compensation expense remained flat for the year ended December 31, 2020 as compared to the corresponding period in the prior year.  Zulily’s stock-based compensation expense decreased slightly for the year ended December 31, 2019, compared to the corresponding period in the prior year, due to the departures of senior leadership including the Chief Merchant.

Zulily’s depreciation and amortization expense decreased $24 million and $82 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior years. The decrease for the year ended December 31, 2020, compared to the same period in the prior year, was primarily due to the amortization of Zulily’s customer relationship asset following a utilization pattern assuming greater benefit earlier in the customer relationship life. The decrease for the year ended December 31, 2019, compared to the same period in the prior year, was primarily attributable to intangible assets recognized in purchase accounting that were fully amortized as of the third quarter of 2018.

For discussion of the impairment of intangible assets in 2019, see note 6 of the accompanying consolidated financial statements.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2020, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QxH and QVC International	$—	—%	$4,668	4.9%
Corporate and other	$—	—%	$1,986	5.3%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the year ended December 31, 2020 would have been impacted by approximately $5 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Qurate Retail are filed under this Item, beginning on page II-27.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Activities

See “Item 9A. Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting” and “Item 9A. Controls and Procedures - Material Weakness in Internal Control” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2019 and remediation plans for that material weakness.

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in the 2019 Form 10-K, the Company developed a plan with oversight from the Audit Committee of the Board of Directors of Qurate Retail to remediate the material weakness. The remediation efforts implemented include the following:

●	Removed inappropriate IT system access at the Company’s German subsidiary;

●	Enhanced ITGC control activities to ensure access to certain financially significant systems and data at the Company’s German subsidiary is appropriately restricted to authorized personnel; and
●	Continued enhanced ITGC risk assessment procedures around higher risk applications to identify potential risk areas that could have an impact on financial reporting

For the quarter ended December 31, 2020, the Company completed the testing and evaluation of the operating effectiveness of the controls and determined that the controls were designed and operating effectively as of December 31, 2020. Accordingly, the Company concluded the previously reported material weakness was remediated as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

See page II-23 for Management's Report on Internal Control Over Financial Reporting.

See page II-24 for KPMG LLP’s report regarding the effectiveness of the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2020, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm that audited the consolidated financial statements and related notes in the Annual Report on Form 10-K has issued an audit report on the Company’s internal control over financial reporting. Their report appears on page II-24 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Qurate Retail, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Qurate Retail, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Qurate Retail, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Qurate Retail, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in note 8 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue

As discussed in note 2 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company had $14,177 million in revenue for the year ended December 31, 2020, of which $8,505 million related to QxH, $2,967 million related to QVC International, $1,636 million related to Zulily, and $1,069 million of corporate and other revenue. The processing of these revenue streams is reliant upon multiple information technology (IT) systems and the IT systems differ between revenue streams.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. This matter required especially subjective auditor judgment due to the number of revenue streams and the related IT systems utilized throughout the revenue recognition processes.  This matter also included evaluating the nature and extent of evidence obtained over each revenue stream, which included the involvement of IT professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of revenue, including the IT systems tested. We evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue. This included manual and automated controls over the IT systems used for the processing and recording of revenue.  For certain revenue streams, we assessed the recorded revenue by comparing the total cash received during the year to the revenue recognized, including evaluating the relevance and reliability of the inputs to the assessment.  For selected transactions, we compared the amounts recognized for consistency with underlying documentation, including evidence of contracts with customers. In addition, we involved IT professionals with specialized skills and knowledge who assisted in the design and performance of audit procedures related to certain IT systems used by the Company for the processing and recording of revenue. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the relevance and reliability of evidence obtained.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

Denver, Colorado
February 26, 2021

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2020 and 2019

	2020	2019

Assets	amounts in millions
Current assets:
Cash and cash equivalents	$806	673
Trade and other receivables, net	1,640	1,854
Inventory, net	1,301	1,413
Indemnification agreement receivable	345	202
Other current assets	473	434
Total current assets	4,565	4,576

Property and equipment, at cost	2,989	2,806
Accumulated depreciation	(1,689)	(1,455)
	1,300	1,351
Intangible assets not subject to amortization (note 6):
Goodwill	6,638	6,576
Tradenames	3,168	3,168
	9,806	9,744
Intangible assets subject to amortization, net (note 6)	779	955
Other assets, at cost, net of accumulated amortization	549	679
Total assets	$16,999	17,305

(continued)

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2020 and 2019

	2020	2019

	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$1,305	1,091
Accrued liabilities	1,418	1,173
Current portion of debt, including $1,750 million and $1,557 million measured at fair value (note 7)	1,750	1,557
Other current liabilities	231	180
Total current liabilities	4,704	4,001
Long-term debt	5,186	5,855
Deferred income tax liabilities (note 9)	1,359	1,716
Preferred stock (note 10)	1,249	—
Other liabilities	768	761
Total liabilities	13,266	12,333
Equity
Stockholders' equity (note 10):
Series A Qurate Retail common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 382,165,550 shares at December 31, 2020 and 386,691,461 shares at December 31, 2019	4	4
Series B Qurate Retail common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,366,492 shares at December 31, 2020 and 29,278,424 shares at December 31, 2019	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	72	(55)
Retained earnings	3,522	4,891
Total stockholders' equity	3,598	4,840
Noncontrolling interests in equity of subsidiaries	135	132
Total equity	3,733	4,972
Commitments and contingencies (note 15)
Total liabilities and equity	$16,999	17,305

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2020, 2019 and 2018

	2020		2019	2018

	amounts in millions,
	except per share amounts
Total revenue, net		$14,177	13,458	14,070
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)		9,291	8,899	9,209
Operating expense		867	844	970
Selling, general and administrative, including stock-based compensation and transaction related costs		1,885	1,758	1,897
Impairment of intangible assets and long lived assets		—	1,167	33
Depreciation and amortization		562	606	637
		12,605	13,274	12,746
Operating income		1,572	184	1,324
Other income (expense):
Interest expense		(408)	(374)	(381)
Share of earnings (losses) of affiliates, net		(156)	(160)	(162)
Realized and unrealized gains (losses) on financial instruments, net (note 5)		(110)	(251)	76
Gains (losses) on transactions, net		224	(1)	1
Tax sharing income (expense) with Liberty Broadband		(39)	(26)	32
Other, net		(32)	6	(7)
		(521)	(806)	(441)
Earnings (loss) from continuing operations before income taxes		1,051	(622)	883
Income tax (expense) benefit (note 9)		211	217	(60)
Earnings (loss) from continuing operations		1,262	(405)	823
Earnings (loss) from discontinued operations, net of taxes (note 4)		—	—	141
Net earnings (loss)		1,262	(405)	964
Less net earnings (loss) attributable to the noncontrolling interests		58	51	48
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders		$1,204	(456)	916
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders:
Qurate Retail common stock		1,204	(456)	674
Liberty Ventures common stock		—	—	242
		$1,204	(456)	916

Basic net earnings (loss) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock		$2.89	(1.08)	1.46
Series A and Series B Liberty Ventures common stock	$	NA	NA	1.17
Diluted net earnings (loss) from continuing operations attributable to Qurate Retail, Inc. shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock		$2.86	(1.08)	1.45
Series A and Series B Liberty Ventures common stock	$	NA	NA	1.16
Basic net earnings (loss) attributable to Qurate Retail, Inc. shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock		$2.89	(1.08)	1.46
Series A and Series B Liberty Ventures common stock	$	NA	NA	2.81
Diluted net earnings (loss) attributable to Qurate Retail, Inc. shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock		$2.86	(1.08)	1.45
Series A and Series B Liberty Ventures common stock	$	NA	NA	2.78

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	amounts in millions
Net earnings (loss)	$1,262	(405)	964
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	118	1	(48)
Recognition of previously unrealized losses (gains) on debt, net	(1)	(1)	16
Share of other comprehensive earnings (loss) of equity affiliates	—	—	(2)
Comprehensive earnings (loss) attributable to debt credit risk adjustments (note 7)	17	1	38
Other comprehensive earnings (loss)	134	1	4
Comprehensive earnings (loss)	1,396	(404)	968
Less comprehensive earnings (loss) attributable to the noncontrolling interests	65	52	50
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$1,331	(456)	918

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	amounts in millions
	(See note 3)
Cash flows from operating activities:
Net earnings (loss)	$1,262	(405)	964
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) loss from discontinued operations	—	—	(141)
Depreciation and amortization	562	606	637
Impairment of intangible assets	—	1,167	33
Stock-based compensation	64	71	88
Noncash interest expense	7	5	6
Share of (earnings) losses of affiliates, net	156	160	162
Realized and unrealized (gains) losses on financial instruments, net	110	251	(76)
(Gains) losses on transactions, net	(224)	1	(1)
(Gains) losses on extinguishment of debt	40	(1)	24
Deferred income tax expense (benefit)	(356)	(243)	(185)
Other noncash charges (credits), net	8	9	3
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	232	(18)	(75)
Decrease (increase) in inventory	133	62	(106)
Decrease (increase) in prepaid expenses and other assets	39	15	(127)
(Decrease) increase in trade accounts payable	185	(122)	56
(Decrease) increase in accrued and other liabilities	237	(274)	11
Net cash provided (used) by operating activities	2,455	1,284	1,273
Cash flows from investing activities:
Cash proceeds from dispositions of investments	271	—	562
Investment in and loans to cost and equity investees	(119)	(141)	(100)
Capital expenditures	(257)	(325)	(275)
Expenditures for television distribution rights	(56)	(134)	(140)
Net cash provided (used) by investing activities	(161)	(600)	47
Cash flows from financing activities:
Borrowings of debt	1,300	3,161	4,221
Repayments of debt	(2,079)	(3,274)	(4,395)
Repurchases of Qurate Retail common stock	(70)	(392)	(988)
GCI Liberty Split-Off	—	—	(475)
Withholding taxes on net share settlements of stock-based compensation	(7)	(7)	(29)
Indemnification payment from GCI Liberty, Inc.	—	—	133
Dividends paid to noncontrolling interest	(62)	(40)	(40)
Dividends paid to common and preferred shareholders	(1,251)	—	—
Other financing activities, net	(12)	(109)	(1)
Net cash provided (used) by financing activities	(2,181)	(661)	(1,574)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	20	(2)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	133	21	(252)
Cash, cash equivalents and restricted cash at beginning of period	681	660	912
Cash, cash equivalents and restricted cash at end of period	$814	681	660

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Equity

Years ended December 31, 2020, 2019 and 2018

	Stockholders' Equity
						Accumulated
	QVC		Liberty			other		Noncontrolling
	Group		Ventures		Additional	comprehensive		interest in
					paid-in	earnings (loss),	Retained	equity of	Total
	Series A	Series B	Series A	Series B	capital	net of taxes	Earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2018	$5	—	1	—	1,043	(133)	9,068	99	10,083
Net earnings (loss)	—	—	—	—	—	—	916	48	964
Other comprehensive earnings (loss)	—	—	—	—	—	2	—	2	4
Stock-based compensation	—	—	—	—	88	—	—	—	88
Series A Qurate Retail stock repurchases	(1)	—	—	—	(987)	—	—	—	(988)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(40)	(40)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(29)	—	—	—	(29)
Cumulative effect of accounting change (note 2)	—	—	—	—	—	76	(70)	—	6
Reattribution of the Ventures Group to Qurate Retail	—	—	(1)	—	1	—	—	—	—
GCI Liberty Split-Off	—	—	—	—	(4,358)	—	—	11	(4,347)
Other	—	—	—	—	3	—	—	—	3
Reclassification	—	—	—	—	4,239	—	(4,239)	—	—
Balance at December 31, 2018	$4	—	—	—	—	(55)	5,675	120	5,744
Net earnings (loss)	—	—	—	—	—	—	(456)	51	(405)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	1	1
Stock-based compensation	—	—	—	—	71	—	—	—	71
Series A Qurate Retail stock repurchases	—	—	—	—	(392)	—	—	—	(392)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(40)	(40)
Other	—	—	—	—	(7)	—	—	—	(7)
Reclassification	—	—	—	—	328	—	(328)	—	—
Balance at December 31, 2019	$4	—	—	—	—	(55)	4,891	132	4,972
Net earnings (loss)	—	—	—	—	—	—	1,204	58	1,262
Other comprehensive earnings (loss)	—	—	—	—	—	127	—	7	134
Stock-based compensation	—	—	—	—	59	—	—	—	59
Series A Qurate Retail stock repurchases	—	—	—	—	(70)	—	—	—	(70)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(62)	(62)
Distribution of dividends to common and preferred shareholders	—	—	—	—	—	—	(2,541)	—	(2,541)
Other	—	—	—	—	(21)	—	—	—	(21)
Reclassification	—	—	—	—	32	—	(32)	—	—
Balance at December 31, 2020	$4	—	—	—	—	72	3,522	135	3,733

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

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

Prior to the Transactions, the Company utilized tracking stocks in its capital structure. A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Qurate Retail had two tracking stocks—QVC Group common stock and Liberty Ventures common stock, which were intended to track and reflect the economic performance of the businesses, assets and liabilities attributed to the QVC Group and the Ventures Group, respectively.  The QVC Group was comprised of the Company’s wholly-owned subsidiaries QVC, Inc., Zulily, LLC (“Zulily”), HSN, Inc. (“HSN”) and Cornerstone Brands, Inc. (“Cornerstone”), among other assets and liabilities.  The Ventures Group was comprised of businesses not included in the QVC Group including Evite, Inc. (“Evite”) and our interests in Liberty Broadband Corporation (“Liberty Broadband”), LendingTree, Inc. (“LendingTree”), investments in Charter Communications, Inc. (“Charter”) and ILG, Inc. (“ILG”), among other assets and liabilities. The Company’s results are attributed to the QVC Group and the Ventures Group through March 9, 2018.

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

December 31, 2020, 2019 and 2018

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

On October 17, 2018, Qurate Retail announced a series of initiatives designed to better position its HSN and QVC U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and leased a new fulfillment center in Bethlehem, Pennsylvania, that commenced in 2019 (see note 8). Qurate Retail recorded transaction related costs of $41 million during the year ended December 31, 2018 related to the QRG Initiatives, which primarily related to severance costs. Also, as a result of changes in internal reporting from the QRG Initiatives, during the first quarter of 2019 the Company changed its reportable segments to combine HSN and QVC U.S. into one reportable segment called “QxH.”

Qurate Retail and GCI Liberty (for accounting purposes a related party of Qurate Retail) entered into a tax sharing agreement. Pursuant to that tax sharing agreement, GCI Liberty agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation). Following a merger between Liberty Broadband and GCI Liberty, Liberty Broadband has assumed the tax sharing agreement.

Qurate Retail and Liberty Media Corporation (“LMC”) (for accounting purposes a related party of Qurate Retail) entered into certain agreements in order to govern certain of the ongoing relationships between the two companies. These

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

agreements include a reorganization agreement, a services agreement (the “Services Agreement”), a facilities sharing agreement (the “Facilities Sharing Agreement”) and a tax sharing agreement (the “Tax Sharing Agreement”). The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and LMC and other agreements related to tax matters.  Qurate Retail is party to on-going discussions with the IRS under the Compliance Assurance Process audit program.  The IRS may propose adjustments that relate to tax attributes allocated to and income allocable to LMC.  Any potential outcome associated with any proposed adjustments would be covered by the Tax Sharing Agreement and are not expected to have any impact on Qurate Retail's financial position.  Pursuant to the Services Agreement, LMC provides Qurate Retail with general and administrative services including legal, tax, accounting, treasury and investor relations support. See below for a description of an amendment to the Services Agreement entered into in December 2019. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the Facilities Sharing Agreement, Qurate Retail shares office space with LMC and related amenities at LMC's corporate headquarters.  Under these various agreements approximately $9 million, $8 million and $8 million of these allocated expenses were reimbursable from Qurate Retail to LMC for the years ended December 31, 2020, 2019 and 2018, respectively. Qurate Retail had a tax sharing payable with LMC and Liberty Broadband of approximately $129 million and $95 million as of December 31, 2020 and 2019, respectively, included in Other liabilities in the consolidated balance sheets.

In December 2019, the Company entered into an amendment to the Services Agreement in connection with LMC’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s Chairman of the Board (the “Chairman”). Under the amended Services Agreement, components of his compensation would either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”), GCI Liberty, Inc. (“GCI Liberty”), and Liberty Broadband Corporation (“Liberty Broadband”) (collectively, the “Service Companies”) or reimbursed to LMC, in each case, based on allocations among LMC and the Service Companies set forth in the amended Services Agreement, currently set at 19% for the Company but subject to adjustment on an annual basis upon the occurrence of certain events. The amended Services Agreement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”).  A portion of the grants made to our Chairman in the year ended December 31, 2020 related to our Company’s allocable portion of these upfront awards.

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

Management is not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require the Company to update the estimates, judgments or revise the carrying value of our assets or liabilities. Management's estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

On August 21, 2020, Qurate Retail announced that an authorized committee of its Board of Directors had declared a special dividend (the “Special Dividend”) on each outstanding share of its Series A and Series B common stock consisting of (i) cash in the amount of $1.50 per common share, for an aggregate cash dividend of approximately $626 million, and (ii) 0.03 shares of newly issued 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

“Preferred Stock”), having an initial liquidation price of $100 per share of Preferred Stock, with cash paid in lieu of fractional shares. The distribution ratio for the Preferred Stock portion of the Special Dividend was equivalent to $3.00 in initial liquidation preference per common share, for an aggregate issuance of approximately $1.3 billion aggregate liquidation preference. The dividend was distributed on September 14, 2020 to holders of record of Qurate Retail’s Series A and Series B common stock. Holders of the Preferred Stock are entitled to receive quarterly cash dividends at a fixed rate of 8.0% per year on a cumulative basis, beginning December 15, 2020 and thereafter on each of March 15, June 15, September 15 and December 15 during the term. The Preferred Stock is non-voting, except in limited circumstances as required by law, and subject to a mandatory redemption on March 15, 2031.

On November 20, 2020, Qurate Retail announced that an authorized committee of its Board of Directors declared a special cash dividend (the “December Special Dividend”) in the amount of $1.50 per common share, for an aggregate dividend of approximately $625 million, payable in cash on December 7, 2020 to stockholders of record of the Company’s Series A and Series B common stock at the close of business on November 30, 2020.

During the year ended December 31, 2020, the Company recognized a gain as a result of the sale of one of its alternative energy investments. The Company received total cash consideration of $272 million and recorded a gain of $224 million on the sale.

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

A summary of activity in the allowance for doubtful accounts is as follows:

	Balance	Additions			Balance
	beginning	Charged		Deductions-	end of
	of year	to expense	Other	write-offs	year

	amounts in millions
2020	$129	92	—	(89)	132
2019	$117	130	4	(122)	129
2018	$92	123	3	(101)	117

Inventory

Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market.  Cost is determined by the average cost method, which approximates the first-in, first-out method.  Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable values of each disposition category.  Inventory is stated net of inventory obsolescence reserves of $181 million and $152 million for the years ended December 31, 2020 and 2019, respectively.

Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values.  The Company had no equity securities for which it elected the fair value option as of December 31, 2020 and 2019.

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

The Company performs a qualitative assessment annually for its equity securities without readily determinable fair values to identify whether an equity security could be impaired.  When our qualitative assessment indicates that an impairment could exist, we estimate the fair value of the investment and to the extent the fair value is less than the carrying value, we record the difference as an impairment in the consolidated statements of operations.

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

December 31, 2020, 2019 and 2018

ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash flow hedge is reported in earnings.

Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2020	2019

	amounts in millions
Land	$133	128
Buildings and improvements	1,291	1,204
Support equipment	1,243	1,023
Projects in progress	44	169
Finance lease right-of-use ("ROU") assets	278	282
Total property and equipment	$2,989	2,806

Property and equipment, including significant improvements, is stated at amortized cost, less impairment losses, if any. Depreciation is computed using the straight-line method using estimated useful lives of 2 to 15 years for support equipment and 3 to 20 years for buildings and improvements.  Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $199 million, $220 million and $211 million, respectively.

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

December 31, 2020, 2019 and 2018

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Revenue Recognition

Disaggregated revenue by segment and product category consisted of the following:

	Year ended
	December 31, 2020
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$3,529	1,199	490	903	6,121
Beauty	1,261	724	73	—	2,058
Apparel	1,170	437	583	166	2,356
Accessories	944	260	394	—	1,598
Electronics	1,069	122	17	—	1,208
Jewelry	363	216	51	—	630
Other revenue	169	9	28	—	206
Total Revenue	$8,505	2,967	1,636	1,069	14,177

	Year ended
	December 31, 2019
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$3,053	1,010	422	729	5,214
Beauty	1,304	659	53	—	2,016
Apparel	1,291	439	582	172	2,484
Accessories	919	262	416	—	1,597
Electronics	1,142	104	15	—	1,261
Jewelry	402	221	54	—	677
Other revenue	166	14	29	—	209
Total Revenue	$8,277	2,709	1,571	901	13,458

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

	Year ended
	December 31, 2018
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$3,185	1,023	511	791	5,510
Beauty	1,330	640	50	—	2,020
Apparel	1,325	453	684	180	2,642
Accessories	934	273	472	—	1,679
Electronics	1,134	119	18	—	1,271
Jewelry	474	213	53	—	740
Other revenue	162	17	29	—	208
Total Revenue	$8,544	2,738	1,817	971	14,070

Consumer Product Revenue and Other Revenue. Qurate Retail's revenue includes sales of consumer products in the following categories: home, beauty, apparel, accessories, electronics and jewelry, which are primarily sold through live merchandise-focused televised shopping programs and via our websites and other interactive media, including catalogs.

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

December 31, 2020, 2019 and 2018

An allowance for returned merchandise is provided as a percentage of sales based on historical experience.  Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

A summary of activity in the allowance for sales returns, is as follows:

	Balance beginning of year	Additions - charged to earnings	Deductions	Balance end of year

	in millions
2020	$261	2,188	(2,149)	300
2019	$266	2,336	(2,341)	261
2018	$267	2,434	(2,435)	266

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

Stock compensation expense was $64 million, $71 million and $88 million for the years ended December 31, 2020, 2019 and 2018, respectively, included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

December 31, 2020, 2019 and 2018

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

Earnings (Loss) Attributable to Qurate Retail Stockholders and Earnings (Loss) Per Common Share

Net earnings (loss) attributable to Qurate Retail stockholders is comprised of the following (amounts in millions):

	Years ended December 31,
	2020		2019	2018
Qurate Retail
Net earnings (loss) from continuing operations		$1,204	(456)	674
Net earnings (loss) from discontinued operations	$	NA	NA	NA
Liberty Ventures
Net earnings (loss) from continuing operations	$	NA	NA	101
Net earnings (loss) from discontinued operations	$	NA	NA	141

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

Series A and Series B Qurate Retail Common Stock

EPS for all periods through December 31, 2020, is based on the following weighted average shares outstanding.  Excluded from diluted EPS for the years ended December 31, 2020, 2019 and 2018 are approximately 28 million, 22 million and 25 million potentially dilutive common shares, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2020	2019	2018

	number of shares in millions
Basic WASO	416	424	462
Potentially dilutive shares	5	—	3
Diluted WASO	421	424	465

Series A and Series B Liberty Ventures Common Stock

All of the outstanding shares of Liberty Ventures Series A and B common stock were redeemed for GCI Liberty Series A and B common stock as a result of the GCI Liberty Split-Off on March 9, 2018. EPS for the year ended December 31, 2018 is based on basic WASO of 86 million, potentially dilutive shares of 1 million and diluted WASO of 87 million.  Excluded from diluted EPS for the year ended December 31, 2018 are less than a million potential common shares because their inclusion would be antidilutive.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

As a result of repurchases of Series A Qurate Retail common stock, the Company’s additional paid-in capital balance was in a deficit position in certain quarterly periods during the years ended December 31, 2020, 2019 and 2018. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit at December 31, 2020, 2019 and 2018 to retained earnings.

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

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Cash paid for acquisitions:
Fair value of assets acquired	$—	—	(11)
Intangible assets subject to amortization	—	—	(4)
Net liabilities assumed	—	—	10
Deferred tax assets (liabilities)	—	—	5
Cash paid (received) for acquisitions, net of cash acquired	$—	—	—

Cash paid for interest	$392	360	362

Cash paid for income taxes	$116	175	226

Non-cash capital additions obtained in exchange for liabilities	$—	36	—

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,	December 31,
	2020	2019

	in millions
Cash and cash equivalents	$806	673
Restricted cash included in other current assets	8	8
Total cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$814	681

(4) Disposals

Disposals - Presented as Discontinued Operations

On March 9, 2018, Qurate Retail completed the GCI Liberty Split-Off. At the time of the GCI Liberty Split-Off, GCI Liberty was comprised of, among other things, GCI Liberty’s legacy business, Qurate Retail’s former interest in Liberty Broadband, Charter and LendingTree, and Qurate Retail’s former wholly-owned subsidiary Evite. Qurate Retail viewed Liberty Broadband, LendingTree and Evite as separate components and evaluated them separately for discontinued operations presentation. As Qurate Retail’s former interest in Charter was accounted for as an available for sale investment it did not meet the definition of a component for discontinued operation presentation. The disposition of Liberty Broadband was considered significant to the overall financial statements.  Accordingly, the accompanying consolidated financial statements of Qurate Retail have been prepared to reflect Qurate Retail’s interest in Liberty Broadband as a discontinued operation for the year ended December 31, 2018. The disposition of LendingTree and Evite as part of the GCI Liberty Split-Off does not have a major effect on Qurate Retail’s historical or future results. Accordingly, LendingTree and Evite are not presented as discontinued operations in the accompanying consolidated financial statements of Qurate Retail. LendingTree and Evite are included in the Corporate and other segment through March 8, 2018. See “Disposals – Not Presented as Discontinued Operations” below for additional information regarding Evite and LendingTree.

Certain financial information for Qurate Retail’s investment in Liberty Broadband, which is included in earnings (loss) from discontinued operations, is as follows (amounts in millions):

Year ended December 31,
2018
Earnings (loss) before income taxes	$187
Income tax (expense) benefit	$(46)

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The combined impact from discontinued operations, discussed above, is as follows:

	Year ended December 31,
		2018
Basic earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock	$	NA
Series A and Series B Liberty Ventures common stock		$1.64
Diluted earnings (loss) from discontinued operations attributable to Qurate Retail shareholders per common share (note 2):
Series A and Series B Qurate Retail common stock	$	NA
Series A and Series B Liberty Ventures common stock		$1.62

Disposals – Not Presented as Discontinued Operations

As discussed above, on March 9, 2018, Qurate Retail completed the GCI Liberty Split-Off.  Although Liberty Broadband has been presented as a discontinued operation, Evite and LendingTree are not presented as discontinued operations. Included in revenue in the accompanying consolidated statements of operations is $3 million for the year ended December 31, 2018, related to Evite. Included in net earnings (loss) in the accompanying consolidated statements of operations are losses of $2 million for the year ended December 31, 2018, related to Evite. Included in net earnings (loss) in the accompanying consolidated statements of operations are earnings of less than a million for the year ended December 31, 2018, related to LendingTree.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The Company's assets and liabilities measured at fair value are as follows:

	December 31, 2020			December 31, 2019
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$290	290	—	339	339	—
Indemnification asset (1)	$345	—	345	202	—	202
Debt	$1,750	—	1,750	1,557	—	1,557
(1)	The indemnification asset is included in Other current assets on the consolidated balance sheets as of December 31, 2020 and 2019.

The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with a merger between the two companies, Liberty Broadband has agreed to indemnify LI LLC for certain payments made to holders of LI LLC’s 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”). An indemnity asset in the amount of $281 million was recorded upon completion of the GCI Liberty Split-Off. In June 2018, Qurate Retail repurchased 417,759 of the 1.75% Exchangeable Debentures for approximately $457 million, including accrued interest, and GCI Liberty made a payment under the indemnification agreement to Qurate Retail in the amount of $133 million. The remaining indemnification to LI LLC for certain payments made to holders of the 1.75% Exchangeable Debentures pertains to the holders’ ability to exercise their exchange right according to the terms of the debentures on or before October 5, 2023.  Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the consolidated balance sheets as of December 31, 2020 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2).  As of December 31, 2020 and 2019, a holder of the 1.75% Exchangeable Debentures does have the ability to exchange and, accordingly, such indemnification asset is included as a current asset in our consolidated balance sheets as of those dates.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Equity securities	$(1)	(22)	155
Exchangeable senior debentures	(277)	(337)	(3)
Indemnification asset	143	123	(70)
Other financial instruments	25	(15)	(6)
	$(110)	(251)	76

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk were gains of $21 million, $1 million and $70 million, net of the recognition of previously unrecognized gains and losses, for the years ended December 31, 2020, 2019, and 2018, respectively.  The cumulative change was a gain of $193 million as of December 31, 2020, net of the recognition of previously unrecognized gains and losses.

(6) Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QxH	QVC International	Zulily	Corporate and Other	Total

	amounts in millions
Balance at January 1, 2019	$5,228	860	917	12	7,017
Foreign currency translation adjustments	—	(1)	—	—	(1)
Impairment (1)	—	—	(440)	—	(440)
Balance at December 31, 2019	5,228	859	477	12	6,576
Foreign currency translation adjustments	—	62	—	—	62
Balance at December 31, 2020	$5,228	921	477	12	6,638
(1)	See discussion of the 2019 impairment below.

Goodwill recognized from acquisitions primarily relates to assembled workforces, website community and other intangible assets that do not qualify for separate recognition.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

As presented in the accompanying consolidated balance sheets, tradenames is the other significant indefinite lived intangible asset.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Television distribution rights	$814	(751)	63	764	(624)	140
Customer relationships	3,334	(3,004)	330	3,319	(2,891)	428
Other	1,434	(1,048)	386	1,343	(956)	387
Total	$5,582	(4,803)	779	5,426	(4,471)	955

The weighted average life of these amortizable intangible assets was approximately 9 years at the time of acquisition.  However, amortization is expected to match the usage of the related asset and will be on an accelerated basis as demonstrated in table below.

Amortization expense for intangible assets with finite useful lives was $363 million, $386 million and $426 million for the years ended December 31, 2020, 2019 and 2018, respectively. Based on its amortizable intangible assets as of December 31, 2020, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

2021	$296
2022	$184
2023	$120
2024	$74
2025	$50

Impairments

As a result of Zulily’s deteriorating financial performance during 2019, Zulily initiated a process to evaluate its current business model and long-term business strategy in light of the challenging retail environment.  Upon completing the evaluation of Zulily’s model and long-term strategy, it was determined during the third quarter of 2019 that an indication of impairment existed for the Zulily reporting unit related to its tradename and goodwill.  With the assistance of a third party specialist, the fair value of the tradename was determined using the relief from royalty method (Level 3), and an impairment in the amount of $580 million was recorded during the third quarter of 2019, in the impairment of intangible assets and long lived assets line item in the consolidated statements of operations. With the assistance of a third party specialist, the fair value of the Zulily reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $440 million was recorded during the third quarter of 2019, in the impairment of intangible assets and long lived assets line item in the consolidated statements of operations.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

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

As of December 31, 2020 the Company had accumulated goodwill impairment losses of $440 million, which was all attributed to the Zulily reporting unit.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(7) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2020	2020	2019

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	505	502	502
4% Exchangeable Senior Debentures due 2029	430	362	327
3.75% Exchangeable Senior Debentures due 2030	432	346	318
3.5% Exchangeable Senior Debentures due 2031	—	—	422
0.75% Exchangeable Senior Debentures due 2043	—	—	2
1.75% Exchangeable Senior Debentures due 2046	332	649	488
Subsidiary level notes and facilities
QVC 5.125% Senior Secured Notes due 2022	—	—	500
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	600	599
QVC 4.75% Senior Secured Notes due 2027	575	575	—
QVC 4.375% Senior Secured Notes due 2028	500	500	—
QVC 5.45% Senior Secured Notes due 2034	400	400	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
3.5% Exchangeable Senior Debentures due 2031	218	393	—
QVC Bank Credit Facilities	—	—	1,235
Deferred loan costs	—	(51)	(40)
Total consolidated Qurate Retail debt	$6,654	6,936	7,412
Less debt classified as current		(1,750)	(1,557)
Total long-term debt		$5,186	5,855

Exchangeable Senior Debentures

Each $1,000 debenture of Liberty Interactive LLC’s (“LI LLC”) 4% Exchangeable Senior Debentures was exchangeable at the holder's option for the value of 3.2265 shares of Sprint Corporation (“Sprint”) common stock and 0.7860 shares of Lumen Technologies, Inc. (“Lumen Technologies”) (formerly known as CenturyLink, Inc.) common stock.   On April 1, 2020, T-Mobile US, Inc. (“T-Mobile”) completed its acquisition of Sprint Corporation (“TMUS/S Acquisition”) for 0.10256 shares of T-Mobile for every share of Sprint Corporation. Following the TMUS/S Acquisition, the reference shares attributable to each $1,000 original principal amount of the 4.0% Senior Exchangeable Debentures due 2029 consist of 0.3309 shares of common stock of T-Mobile, and 0.7860 shares of common stock of Lumen Technologies. LI LLC may, at its election, pay the exchange value in cash, Sprint and Lumen Technologies common stock or a combination thereof.  LI LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest.  As a result of various principal payments made to holders of

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

the 4% Exchangeable Senior Debentures, the adjusted principal amount of each $1,000 debenture is $917 as of December 31, 2020.

Each $1,000 debenture of LI LLC's 3.75% Exchangeable Senior Debentures was exchangeable at the holder's option for the value of 2.3578 shares of Sprint common stock and 0.5746 shares of Lumen Technologies common stock.  Following the TMUS/S Acquisition, each $1,000 debenture of LI LLC’s 3.75% Exchangeable Senior Debentures is exchangeable at the holder’s option for the value of 0.2419 shares of T-Mobile common stock and 0.5746 shares of Lumen Technologies common stock.  LI LLC may, at its election, pay the exchange value in cash, Sprint and Lumen Technologies common stock or a combination thereof.  Qurate Retail, at its option, may redeem the debentures, in whole or in part, for cash equal to the face amount of the debentures plus accrued interest.  As a result of various principal payments made to holders of the 3.75% Exchangeable Senior Debentures, the adjusted principal amount of each $1,000 debenture is $940 as of December 31, 2020.

In August 2016, Qurate Retail issued $750 million principal amount of new senior exchangeable debentures due September 2046 which bear interest at an annual rate of 1.75%. Each $1,000 debenture is exchangeable at the holder’s option for the value of 2.9317 shares of Charter Class A common stock. Qurate Retail may, at its election, pay the exchange value in cash, Charter Class A common stock or a combination thereof. The number of shares of Charter Class A common stock attributable to a debenture represents an initial exchange price of approximately $341.10 per share. On October 5, 2023, Qurate Retail, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the face amount of the debentures plus accrued interest. See note 5 for additional information about these debentures.

As part of a common control transaction with QVC completed in December 2020, QVC Global Corporate Holdings, LLC (“QVC Global”), a subsidiary of QVC, became the primary co-obligor of LI LLC’s 3.5% Exchangeable Senior Debentures (the “Motorola Exchangeables”), allowing the Motorola Exchangeables to be serviced direct by cash generated from QVC’s foreign operations. Concurrently, LI LLC issued a promissory note to QVC Global with an initial face amount of $1.8 billion, a stated annual interest rate of 0.48% and a maturity of December 29, 2029. Interest on the promissory note is to be paid annually beginning on December 29, 2021.  Each $1,000 debenture of the Motorola Exchangeables is exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. (“MSI”). The remaining exchange value is payable, at QVC Global's option, in cash or MSI stock or a combination thereof.  QVC Global, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest.  As a result of various principal payments made to holders of the Motorola Exchangeables, the adjusted principal amount of each $1,000 debenture is $497 as of December 31, 2020.  During the years ended December 31, 2020 and 2019, holders exchanged, under the terms of the Motorola Exchangeables, principal amounts of approximately $25 million and $58 million, respectively, and Qurate Retail made cash payments of approximately $49 million and $99 million, respectively, to settle the obligations.

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

Qurate Retail has sold, split-off or otherwise disposed of all of its shares of MSI, T-Mobile, Charter and Lumen Technologies common stock which underlie the respective exchangeable senior debentures. Because such exchangeable debentures are exchangeable at the option of the holder at any time and Qurate Retail can no longer use owned shares to redeem the debentures, Qurate Retail has classified for financial reporting purposes the debentures that could be redeemed for cash as a current liability. Exchangeable senior debentures classified as current totaled $1,750 million at December 31, 2020.  Although such amount has been classified as a current liability for financial reporting purposes, the Company

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

believes the probability that the holders of such instruments will exchange a significant principal amount of the debentures prior to maturity is unlikely.

Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance.  At maturity, all of the Company's exchangeable debentures are payable in cash.

Senior Debentures

Interest on the 8.5% Senior Debentures due 2029 and the 8.25% Senior Debentures due 2030 (collectively, the “Senior Debentures”) is payable semi-annually based on the date of issuance. The Senior Debentures are stated net of  aggregate unamortized discount and issuance costs of $5 million at December 31, 2020 and $4 million at December 31, 2019.  Such discount and issuance costs are being amortized to interest expense in the accompanying consolidated statements of operations.

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

On February 4, 2020, QVC completed a registered debt offering for $575 million of the 4.75% Senior Secured Notes due 2027 (the "2027 Notes”) at par. Interest on the 2027 Notes is paid semi-annually in February and August, with payments commencing on August 15, 2020. The proceeds were used to partially prepay existing indebtedness under QVC's bank credit facilities.

On August 20, 2020, QVC completed a registered debt offering for $500 million of the 4.375% Senior Secured Notes due 2028 (the "2028 Notes") at par. Interest on the 2028 Notes will be paid semi-annually in March and September, with payments commencing on March 1, 2021. The proceeds were used in a cash tender offer (the “Tender Offer”) to purchase the outstanding $500 million of 5.125% Senior Secured Notes due 2022 (the “2022 Notes”). QVC also issued a notice of redemption exercising its right to optionally redeem any of the 2022 Notes that remained outstanding following the Tender Offer. As a result of the Tender Offer and the redemption, the Company recorded a loss on extinguishment of debt in the consolidated statements of operations of $42 million for the year ended December 31, 2020.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

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

Availability under the Fourth Amended and Restated Credit Agreement at December 31, 2020 was $2.93 billion, including the remaining portion of the $400 million tranche available to Zulily and net of $23 million of outstanding standby letters of credit.

Interest Rate Swap Arrangements

During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under GAAP, and expired in June 2019. In July 2019, QVC entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $3 million and less than $1 million as of December 31, 2020 and 2019, respectively. On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% which expired in January 2020.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Debt Covenants

Qurate Retail and its subsidiaries were in compliance with all debt covenants at December 31, 2020.

Five Year Maturities

The annual principal maturities of Qurate Retail's debt, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2021	$11
2022	$11
2023	$761
2024	$612
2025	$612

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

	December 31,
	2020	2019
Senior debentures	$892	804
QVC senior secured notes	$4,705	4,011

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at December 31, 2020.

(8) Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842 (“ASC 842”) and elected the transition method that allows for a cumulative-effect adjustment in the period of adoption.  ASC 842 requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position. Additionally, the criteria for classifying a lease as a finance lease versus an operating lease are substantially the same as the previous guidance. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.

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

December 31, 2020, 2019 and 2018

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

Our leases have remaining lease terms of less than one year to 14 years some of which may include the option to extend for up to 14 years, and some of which include options to terminate the leases within less than one year.

The components of lease cost during the years ended December 31, 2020 and December 31, 2019 were as follows:

	Year ended
	December 31, 2020	December 31, 2019

	in millions
Operating lease cost (1)	$87	78
Finance lease cost
Depreciation of leased assets	$19	20
Interest on lease liabilities	8	9
Total finance lease cost	$27	29

(1)	Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.

Prior to the adoption of ASC 842, rental expense under lease arrangements amounted to $80 million for the year ended December 31, 2018.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Finance leases	8.5	9.2
Operating leases	8.5	9.1
Weighted-average discount rate:
Finance leases	5.1%	5.0%
Operating leases	5.1%	4.9%

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2020	2019

	in millions
Operating leases:
Operating lease ROU assets (1)	$371	397

Current operating lease liabilities (2)	$63	64
Operating lease liabilities (3)	320	349
Total operating lease liabilities	$383	413

Finance Leases:
Finance lease ROU assets (4)	$278	282
Finance lease ROU asset accumulated depreciation (4)	(141)	(129)
Finance lease ROU assets, net	$137	153
Current finance lease liabilities (2)	$18	18
Finance lease liabilities (3)	150	163
Total finance lease liabilities	$168	181
(1)	Included within the Other assets, at cost, net of accumulated amortization line item on the consolidated balance sheets.
(2)	Included within the Other current liabilities line item on the consolidated balance sheets.
(3)	Included within the Other liabilities line item on the consolidated balance sheets.
(4)	Included within the Property and equipment, net line item on the consolidated balance sheets.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Supplemental cash flow information related to leases was as follows:

	Year ended
	December 31,
	2020	2019

	in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$86	75
Operating cash flows from finance leases	$8	9
Financing cash flows from finance leases	$18	22
ROU assets obtained in exchange for lease obligations
Operating leases	$35	173
Finance leases	$—	16

Future lease payments under finance leases and operating leases with initial terms of one year or more at December 31, 2020 consisted of the following:

	Finance Leases	Operating Leases

	in millions
2021	$26	81
2022	26	70
2023	25	62
2024	24	47
2025	22	38
Thereafter	89	190
Total lease payments	$212	488
Less: imputed interest	44	105
Total lease liabilities	$168	383

On October 5, 2018, QVC entered into a lease for an East Coast distribution center (“ECDC Lease”). The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and has an initial term of 15 years. QVC obtained initial access to a portion of the ECDC Lease during March 2019 and obtained access to the remaining portion during September 2019.  In total, QVC recorded a ROU asset of $141 million and an operating lease liability of $131 million relating to the ECDC Lease, with the difference attributable to prepaid rent. QVC is required to pay an initial base rent of $10 million per year, with payments that began in the third quarter of 2019, and increasing to $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(9) Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Current:
Federal	$8	94	(126)
State and local	(48)	(27)	(35)
Foreign	(105)	(93)	(84)
	$(145)	(26)	(245)
Deferred:
Federal	$315	247	131
State and local	26	(5)	57
Foreign	15	1	(3)
	356	243	185
Income tax benefit (expense)	$211	217	(60)

The following table presents a summary of our domestic and foreign earnings from continuing operations before income taxes:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Domestic	$735	(858)	683
Foreign	316	236	200
Total	$1,051	(622)	883

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Computed expected tax benefit (expense)	$(221)	131	(186)
State and local income taxes, net of federal income taxes	(45)	9	(13)
Foreign taxes, net of foreign tax credits	47	(1)	(5)
Alternative energy tax credits and incentives	139	152	92
Change in valuation allowance affecting tax expense	(59)	(51)	9
Change in tax rate	(15)	(23)	61
Corporate realignment	360	—	—
Change in tax rate - tax loss carryback	—	45	—
Tax write-off of consolidated subsidiary	—	34	—
Impairment of intangible asset	—	(93)	—
Other, net	5	14	(18)
Income tax benefit (expense)	$211	217	(60)

For the year ended December 31, 2020 the Company recorded an income tax benefit.  The current year tax benefit was primarily driven by the impacts of a corporate realignment and tax credits generated by alternative energy investments.

During the fourth quarter of 2020, the Company completed a corporate realignment transaction, whereby the assets and liabilities of certain foreign business units held in U.S. subsidiaries were transferred to QVC Global, a foreign subsidiary of QVC.  This changed the manner in which income of the foreign business units is subject to U.S. income tax.  As part of this realignment and upon entering into a payment agreement, QVC Global became the primary co-obligor of the Motorola Exchangeables. The Company’s accounting policy is not to record deferred income taxes related to global intangible low-taxed income related to activity in our foreign subsidiaries but instead to recognize income tax expense in the periods as incurred.  Accordingly, the deferred income tax liability for the Motorola Exchangeables that existed prior to the corporate realignment was reduced to zero and the Company recorded a corresponding income tax benefit.  Although the Company no longer records deferred income taxes in the consolidated balance sheets associated with the Motorola Exchangeables, the Company expects to incur future income tax expense at prevailing income tax rates upon maturity or retirement of the Motorola Exchangeables and will reflect such income tax expense in the period incurred.

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

December 31, 2020, 2019 and 2018

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2020	2019

	amounts in millions
Deferred tax assets:
Tax losses and credit carryforwards	$280	314
Foreign tax credit carryforwards	161	154
Accrued stock compensation	18	22
Operating lease liability	82	84
Other accrued liabilities	54	48
Other	168	186
Deferred tax assets	763	808
Valuation allowance	(264)	(205)
Net deferred tax assets	499	603

Deferred tax liabilities:
Investments	31	122
Intangible assets	816	856
Fixed assets	163	106
Discount on exchangeable debentures	714	1,047
Other	102	153
Deferred tax liabilities	1,826	2,284
Net deferred tax liabilities	$1,327	1,681

The Company's valuation allowance increased $59 million in 2020, all of which affected tax expense.

At December 31, 2020, the Company has a deferred tax asset of $280 million for net operating losses, credit carryforwards, and interest expense carryforwards. If not utilized to reduce income tax liabilities in future periods, $272 million of these loss carryforwards and tax credits will expire at various times between 2021 and 2042. The remaining $8 million of tax losses and carryforwards may be carried forward indefinitely. These losses and credit carryforwards are expected to be utilized prior to expiration, except for $187 million.

At December 31, 2020, the Company had a deferred tax asset of $161 million for foreign tax credit carryforwards. If not utilized to reduce income tax liabilities in future periods, these foreign tax credit carryforwards will expire at various times between 2022 and 2030. The Company estimates that $76 million of its foreign tax credit carryforward will expire without utilization.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Balance at beginning of year	$75	70	71
Additions based on tax positions related to the current year	7	5	9
Additions for tax positions of prior years	7	14	2
Reductions for tax positions of prior years	(1)	(3)	—
Lapse of statute and settlements	(5)	(11)	(12)
Balance at end of year	$83	75	70

As of December 31, 2020, 2019 and 2018, the Company had recorded tax reserves of $83 million, $75 million and $70 million, respectively, related to unrecognized tax benefits for uncertain tax positions.  If such tax benefits were to be recognized for financial statement purposes, $66 million, $61 million and $56 million for the years ended December 31, 2020, 2019 and 2018, respectively, would be reflected in the Company's tax expense and affect its effective tax rate.  Qurate Retail's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2019. The amount of unrecognized tax benefits related to these issues could change as a result of potential settlements, lapsing of statute of limitations and revisions of estimates.  It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may increase within the next twelve months by up to $3 million.

As of December 31, 2020, the Company's tax years prior to 2017 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2017 and 2018 tax years, however, 2017 and 2018 remain open until the statute of limitations lapses on October 15 of 2021 and 2022, respectively. The Company's 2019 and 2020 tax years are being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. Various states are currently examining the Company's prior years’ state income tax returns. The Company is not under audit in any foreign tax jurisdictions.

The Company recorded $25 million of accrued interest and penalties related to uncertain tax positions for the year ended December 31, 2020, $23 million for the year ended December 31, 2019 and $20 million for the year ended December 31, 2018.

(10) Stockholders' Equity

Preferred Stock

On September 14, 2020, Qurate Retail issued the Preferred Stock. There were 13,500,000 shares of Preferred Stock authorized and 12,513,752 shares issued and outstanding at December 31, 2020.

Priority. The Preferred Stock ranks senior to the shares of common stock of Qurate Retail, with respect to dividend rights, rights of redemption and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of Qurate Retail’s affairs. Shares of Preferred Stock are not convertible into shares of common stock of Qurate Retail.

Dividends. Holders of the Preferred Stock are entitled to receive quarterly cash dividends at a rate of 8.0% per annum of the liquidation price (as described below) on a cumulative basis, during the term. If declared, accrued dividends

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

will be payable quarterly on each dividend payment date, beginning December 15, 2020 and thereafter on each March 15, June 15, September 15, and December 15 during the term (or, if such date is not a business day, the next business day after such date). If Qurate Retail fails to pay dividends or the applicable redemption price with respect to any redemption within 30 days after the applicable dividend payment or redemption date, the dividend rate will increase as provided by the Certificate of Designations for the Preferred Stock (the “Certificate of Designations”). Accrued dividends that are not paid within 30 days after the applicable dividend payment date will be added to the liquidation price until paid together with all dividends accrued thereon.

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

On February 18, 2021, the Company declared a quarterly cash dividend of $2.00 per share payable in cash on March 15, 2021 to stockholders of record of the Preferred Stock at the close of business on March 1, 2021.

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

Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the consolidated balance sheets.  The Preferred Stock was initially recorded at its fair

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

value, which was determined to be the liquidation preference of $100 per share.  Given the liability classification of the Preferred Stock, all dividends accrued will be classified as interest expense in the consolidated statements of operations.

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

At the Annual Meeting of Stockholders held on May 23, 2018, the Company’s stockholders approved an amendment to the Restated Certificate of Incorporation, which (i) eliminated the tracking stock capitalization structure of the Company and (ii) reclassified each outstanding share of Series A and Series B QVC Group common stock into one share of our Series A and Series B common stock, respectively.  In addition, the amendment to the Restated Certificate of Incorporation changed (i) the total number of shares of the Company’s capital stock which the Company will have the authority to issue to 8,200 million shares, (ii) the number of shares of the Company’s capital stock designated as “Common Stock” to 8,150 million shares, (iii) the number of shares of Common Stock designated as “Series A Common Stock,” “Series B Common Stock” and “Series C Common Stock” to 4,000 million shares, 150 million shares and 4,000 million shares, respectively, and (iv) the number of shares of the Company’s capital stock designated as “Preferred Stock” to 50 million shares.

As of December 31, 2020, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 40.6 million shares of Series A Qurate Retail common stock and approximately 3.2 million shares of Series B Qurate Retail common stock.

In addition to the Series A and Series B Qurate Retail common stock, there are 4 billion shares of Series C Qurate Retail common stock authorized for issuance, respectively. As of December 31, 2020, no shares of any Series C Qurate Retail common stock were issued or outstanding.

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

December 31, 2020, 2019 and 2018

During the year ended December 31, 2019, the Company repurchased 24,329,610 shares of Series A Qurate Retail common stock for aggregate cash consideration of $392 million.

During the year ended December 31, 2020, the Company repurchased 6,521,782 shares of Series A Qurate Retail common stock for aggregate cash consideration of $70 million.

All of the foregoing shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

(11) Related Party Transactions with Officers and Directors

Chairman Compensation Arrangement

In December 2019, Liberty Media entered into a new employment arrangement with Gregory B. Maffei, our Chairman.  The arrangement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an annual base salary of $3 million (with no contracted increase), a one-time cash commitment bonus of $5 million (paid in December 2019), an annual target cash performance bonus of $17 million (with payment subject to the achievement of one or more performance metrics as determined by the applicable company’s Compensation Committee), upfront equity awards and annual equity awards (as described below).

The Chairman was entitled to receive term equity awards with an aggregate grant date fair value of $90 million (the “Upfront Awards”) which were granted in two equal tranches. The first tranche consisted of time-vested stock options from each of Qurate Retail, LMC, Liberty Broadband and GCI Liberty and time-vested restricted stock units (“RSUs”) from Liberty TripAdvisor (collectively, the “2019 term awards”) that vest, in each case, on December 31, 2023 (except Liberty TripAdvisor’s award of time-vested RSUs, which vests on December 15, 2023), subject to the Chairman’s continued employment, except under certain circumstances. Qurate Retail’s portion of the 2019 term awards, granted in December 2019, had an aggregate grant date fair value of $8,550,000 and consisted of stock options to purchase 2,133,697 shares of Series A Qurate Retail common stock (“QRTEA”) with an exercise price of $8.17. The second tranche of the Upfront Awards consisted of time-vested stock options from each of LMC, Qurate Retail, Liberty Broadband and GCI Liberty and time-vested RSUs from Liberty TripAdvisor (collectively, the “2020 term awards”) that vest, in each case, on December 31, 2024 (except Liberty TripAdvisor’s award of time-vested RSUs, which vests on December 7, 2024), subject to the Chairman’s continued employment, except under certain circumstances.  Qurate Retail’s portion of the 2020 term awards, granted in December 2020, had an aggregate grant date fair value of $5,850,000 and consisted of stock options to purchase 1,190,529 QRTEA shares with an exercise price of $10.34.

Beginning in 2020, the Chairman received annual equity award grants with an annual aggregate grant date fair value of $17.5 million, consisting of time-vested options and/or performance-based RSUs. The Chairman elected the portions of his annual equity awards that he desired to be issued in the form of options, performance-based RSUs or a combination of both. The annual equity awards were allocated across Qurate Retail, LMC, Liberty Broadband, GCI Liberty and Liberty TripAdvisor. Vesting of any of these annual performance-based RSUs will be subject to the achievement of one or more performance metrics to be approved by the Compensation Committee of the applicable company with respect to its respective allocable portion of the annual performance-based RSUs. At Qurate Retail, the CEO’s annual equity awards were issued with respect to QRTEA.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

CEO Compensation Agreement

On September 27, 2015, the Compensation Committee of Qurate Retail approved a compensation arrangement for our current CEO.  The arrangement provided for a five year employment term beginning December 16, 2015 and ending December 31, 2020, with an annual base salary of $1.25 million and an annual target cash bonus equal to 100% of the CEO’s annual base salary.  The arrangement also provided the CEO with the opportunity to earn annual performance-based equity incentive awards during the employment term.  Beginning in 2016, the CEO received an annual $4.125 million grant of performance-based RSUs with respect to QRTEA.  Also, on September 27, 2015, in connection with the approval of his compensation arrangement, the CEO received a one-time grant of 1,680,065 stock options to purchase shares of QRTEA with an exercise price of $26.00 per share.  50% of such options vested on December 31, 2019 and the remaining 50% vested on December 31, 2020, with an expiration date of December 31, 2022.

In connection with the CEO’s appointment to this position on March 9, 2018, the Compensation Committee of Qurate Retail approved a one-time grant of stock options and performance-based RSUs to the CEO on August 13, 2018.  The options consist of 577,358 options to purchase shares of QRTEA with an exercise price of $22.18.  50% of such options vested on December 15, 2019 and the remaining 50% vested on December 15, 2020. The options have a seven year term.  The RSUs consisted of 182,983 performance-based RSUs with respect to QRTEA, of which 152,825 RSUs vested on December 21, 2020 based on performance of the Company and the personal performance of the CEO, and at the sole discretion of the Compensation Committee.

Effective November 17, 2020, Qurate Retail entered into an amendment to the CEO’s compensation arrangement that provides for a one year extension of the employment agreement dated December 16, 2015.  The CEO’s employment term will now end on December 31, 2021, unless terminated earlier in accordance with the agreement, and his annual base salary has increased to $1.5 million. The CEO will be eligible to receive an annual target cash bonus equal to 100% of his annual base salary with a maximum bonus of 240% of base salary, subject to the achievement of performance criteria.  The CEO is eligible to receive a performance-based RSU award equal to $5.5 million of target value, with a maximum value equal to $8.3 million, and a time-vested RSU award also equal to $5.5 million of value.  The performance-based RSU award will be subject to performance criteria as determined by the Compensation Committee.

(12) Stock-Based Compensation

Qurate Retail - Incentive Plans

The Company has granted to certain of its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), RSUs and options to purchase shares of the Company’s common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Pursuant to the Qurate Retail, Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”), the Company may grant Awards in respect of a maximum of 30.0 million shares of Qurate Retail common stock plus the shares remaining available for Awards under the prior Qurate Retail, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”), as amended, as of close of business on May 20, 2020, the day before the effective date of the 2020 Plan. Any forfeited shares from the 2016 Plan

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

shall also be available again under the 2020 Plan.  Awards generally vest over 1-5 years and have a term of 7-10 years. Qurate Retail issues new shares upon exercise of equity awards.

Qurate Retail – Grants

The following table presents the number and weighted average GDFV of options granted by Qurate Retail during the years ended December 31, 2020, 2019 and 2018:

	For the Years ended December 31,
	2020		2019		2018
	Options Granted (000's)	Weighted Average GDFV	Options Granted (000's)	Weighted Average GDFV	Options Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, QVC and HSN employees (1)	4,200	$1.96	2,503	$4.07	3,783	$8.77
Series A Qurate Retail common stock, Zulily employees (1)	618	$1.94	328	$4.08	336	$8.65
Series A Qurate Retail common stock, Qurate Retail employees and directors (2)	747	$4.86	639	$3.97	72	$7.31
Series A Qurate Retail common stock, Qurate Retail President and CEO (3)	NA	NA	NA	NA	577	$7.09
Series A Qurate Retail common stock, Qurate Retail Chairman of the Board (4)	1,191	$4.88	2,134	$3.44	NA	NA
Series B Qurate Retail common stock, Qurate Retail Chairman of the Board (4)	NA	NA	26	$5.84	175	$8.84
Series B Ventures Group common stock, Qurate Retail Chairman of the Board (4)	NA	NA	NA	NA	143	$16.55
(1)	Vests semi-annually over four years.
(2)	Vests between two and five years for employees and in one year for directors.
(3)	Vested 50% on each of December 15, 2019 and December 15, 2020.
(4)	The grants made in December 2020 and December 2019 in connection with the Chairman’s new employment agreement cliff vest in December 2024 and December 2023, respectively. The grant made in March 2019 vested immediately. The grants made in 2018 cliff vested at the end of the grant year. Grants made in 2019 and 2018 were in connection with the Chairman’s previous employment agreement (see notes 1 and 11).

In addition to the stock option grants to the Qurate Retail Chairman of the Board, and in connection with his employment agreement, Qurate Retail granted time-based and performance-based RSUs. During the year ended December 31, 2020, Qurate Retail granted 38 thousand time-based RSUs of QRTEA to our Chairman.  The RSUs had a GDFV of $7.44 per share and cliff vested on December 10, 2020.  This RSU grant was issued in lieu of our Chairman receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19. During the year ended December 31, 2019, Qurate Retail granted 19 thousand time-based RSUs of Series B Qurate Retail common stock. Such RSUs had a GDFV of $17.90 per share at the time they were granted and cliff vested on March 11, 2019. During the year ended December 31, 2020, Qurate Retail granted to our Chairman 584 thousand performance-based RSUs of QRTEA.  Such RSUs had a fair value of $4.44 at the time they were granted. During the years ended December 31, 2019 and 2018, Qurate Retail granted 194 thousand and 124 thousand performance-based RSUs, respectively, of Series B Qurate Retail common stock to our Chairman.  Such RSUs had a fair value of $17.90 and $27.56 per share, respectively, at the time they were granted.  Also during the years ended December 31, 2020 and 2019, Qurate Retail granted approximately 725 thousand and 191 thousand performance-based RSUs, respectively, of QRTEA to our President and CEO. Such RSUs had a GDFV of $4.44 and $17.90 per share, respectively, at the time they were granted.  All of the 2020, 2019 and 2018 performance-based RSUs cliff vest

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee.  Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized.  As the satisfaction of the performance objectives becomes probable, the Company records compensation expense.  The value of the grant is remeasured at each reporting period.

During the third quarter of 2020 and in connection with the Special Dividend, holders of RSAs and RSUs of QRTEA outstanding at the close of business on the record date received:

i.	a special cash dividend in the amount of $1.50 per share for each QRTEA RSA and RSU so held (“Cash Dividend”), and
ii.	a special dividend of 0.03 shares of newly issued Preferred Stock (“QRTEP”) for each QRTEA RSA and RSU so held, with cash distributed in lieu of fractional shares (“Preferred Stock Dividend”). The Preferred Stock Dividend related to QRTEA RSAs and RSUs was issued in the form of QRTEP RSAs and RSUs, corresponding to the original grant of either RSAs or RSUs.

The Cash Dividend for RSA holders was paid upon distribution. The Cash Dividend for RSU holders along with the QRTEP RSAs and RSUs are subject to the same vesting schedules as those applicable to the corresponding original QRTEA RSAs and RSUs.

Also in connection with the Special Dividend, holders of outstanding stock options and stock appreciation rights (“SARs”) to purchase shares of QRTEA or Series B Qurate Retail common stock (“QRTEB”) and together with QRTEA, “QRTEA/B”) on the record date were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the stock options and SARs were granted. The adjustment to the exercise price and the number of shares subject to the original stock option or SAR award preserved:

i.	the pre-Special Dividend intrinsic value of the original QRTEA/B stock option or SAR, and
ii.	the pre-Special Dividend ratio of the exercise price to the market price of the corresponding original QRTEA/B stock option or SAR.

During the fourth quarter of 2020 and in connection with the December Special Dividend, holders of QRTEA RSAs and RSUs outstanding at the close of business on the record date received a special cash dividend in the amount of $1.50 per share for each QRTEA RSA or RSU so held (“December Cash Dividend”).

The December Cash Dividend for RSA holders was paid upon distribution.  The December Cash Dividend for RSU holders is subject to the same vesting schedules as those applicable to the corresponding original QRTEA RSUs.

Also in connection with the December Special Dividend, holders of outstanding stock options and SARs to purchase shares of QRTEA/B on the record date were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the stock options and SARs were granted.  The adjustment to the exercise price and the number of shares subject to the original stock option or SAR award preserved:

i.	the pre-December Special Dividend intrinsic value of the original QRTEA/B stock option or SAR, and
ii.	the pre-December Special Dividend ratio of the exercise price to the market price of the corresponding original QRTEA/B stock option or SAR.

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

grants made in 2020, 2019 and 2018, the range of expected terms was 5.2 to 6.3 years. The volatility used in the calculation for Awards is based on the historical volatility of the Company's stocks and the implied volatility of publicly traded Qurate Retail options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

The following table presents the range of volatilities used by Qurate Retail in the Black-Scholes-Merton Model for the 2020, 2019 and 2018 Qurate Retail and Liberty Ventures grants.

	Volatility
2020 grants
Qurate Retail options	46.8%	-	54.8%
2019 grants
Qurate Retail options	30.1%	-	44.8%
2018 grants
Qurate Retail options	29.7%	-	30.5%
Liberty Ventures options	27.9%	-	27.9%

Qurate Retail - Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Qurate Retail common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

	Qurate Retail
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Awards		remaining		value	Awards		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Outstanding at January 1, 2020	23,248	$21.28				1,844	$27.09
Granted	6,756	$6.15				—	$—
Exercised	(1,297)	$2.95				—	$—
Forfeited/Cancelled	(5,958)	$17.12				—	$—
Special Dividend adjustment	15,145	$11.19				1,182	$16.51
December Special Dividend adjustment	2,659	$10.56				217	$15.39
Outstanding at December 31, 2020	40,553	$10.61	4.2	years	$108	3,243	$15.39	2.1	years	$—
Exercisable at December 31, 2020	22,874	$14.12	2.9	years	$13	3,243	$15.39	2.1	years	$—

As of December 31, 2020, the total unrecognized compensation cost related to unvested Qurate Retail Awards was approximately $106 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.9 years.

As of December 31, 2020, Qurate Retail reserved 43.8 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Qurate Retail - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2020, 2019 and 2018 was $7 million, $2 million and $28 million, respectively.

Qurate Retail - Restricted Stock and Restricted Stock Units

The Company has approximately 12.7 million and 373 thousand unvested RSAs and RSUs of QRTEA and QRTEP, respectively, held by certain directors, officers and employees of the Company as of December 31, 2020.  The QRTEA unvested RSAs and RSUs have a weighted average GDFV of $7.32 per share, and 300 thousand of the QRTEP unvested RSUs have an incremental cost of $48.88 per share.

The aggregate fair value of all QRTEA, QRTEB and QRTEP RSAs and RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $17 million, $25 million and $64 million, respectively.

(13) Employee Benefit Plans

Subsidiaries of Qurate Retail sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in Qurate Retail common stock, as well as other mutual funds.  The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees.  Employer cash contributions to all plans aggregated $28 million, $25 million and $26 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

			Comprehensive
	Foreign	Share of	Earnings (loss)
	currency	AOCI	Attributable to
	translation	of equity	Debt Credit Risk
	adjustments	affiliates	Adjustments	Other	AOCI

	amounts in millions
Balance at January 1, 2018	$(130)	(3)	—	—	(133)
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	(50)	(2)	38	16	2
Cumulative effect of accounting change	—	—	—	76	76
Balance at December 31, 2018	(180)	(5)	38	92	(55)
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	(1)	—	2	(1)	—
Balance at December 31, 2019	$(181)	(5)	40	91	(55)
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	111	—	17	(1)	127
Balance at December 31, 2020	$(70)	(5)	57	90	72

The components of other comprehensive earnings (loss) are reflected in Qurate Retail's consolidated statements of comprehensive earnings (loss) net of taxes.  The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount

	amounts in millions
Year ended December 31, 2020:
Foreign currency translation adjustments	$115	3	118
Recognition of previously unrealized losses (gains) on debt, net	(1)	—	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	22	(5)	17
Other comprehensive earnings (loss)	$136	(2)	134
Year ended December 31, 2019:
Foreign currency translation adjustments	$—	1	1
Recognition of previously unrealized losses (gains) on debt, net	(1)	—	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	1	—	1
Other comprehensive earnings (loss)	$—	1	1
Year ended December 31, 2018:
Foreign currency translation adjustments	$(49)	1	(48)
Recognition of previously unrealized losses (gains) on debt, net	21	(5)	16
Share of other comprehensive earnings (loss) of equity affiliates	(3)	1	(2)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	50	(12)	38
Other comprehensive earnings (loss)	$19	(15)	4

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(15) Commitments and Contingencies

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

For the year ended December 31, 2020, Qurate Retail has identified the following consolidated subsidiaries as its reportable segments:

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

December 31, 2020, 2019 and 2018

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

Performance Measures

	Years ended December 31,
	2020		2019		2018
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in millions
QxH	$8,505	1,547	8,277	1,536	8,544	1,630
QVC International	2,967	510	2,709	446	2,738	429
Zulily	1,636	83	1,571	48	1,817	108
Corporate and other	1,070	58	901	(1)	973	(13)
Inter-segment eliminations	(1)	—	—	—	(2)	—
Consolidated Qurate Retail	$14,177	2,198	13,458	2,029	14,070	2,154

Other Information

	December 31, 2020		December 31, 2019

	Total	Capital	Total	Capital
	assets	expenditures	assets	expenditures

	amounts in millions
QxH	$12,393	182	12,774	257
QVC International	2,455	36	2,268	34
Zulily	1,049	23	1,136	23
Corporate and other	1,102	16	1,127	11
Consolidated Qurate Retail	$16,999	257	17,305	325

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Consolidated segment Adjusted OIBDA	$2,198	2,029	2,154
Stock-based compensation	(64)	(71)	(88)
Depreciation and amortization	(562)	(606)	(637)
Transaction related costs	—	(1)	(72)
Impairment of intangible assets and long lived assets	—	(1,167)	(33)
Operating income	1,572	184	1,324
Interest expense	(408)	(374)	(381)
Share of earnings (loss) of affiliates, net	(156)	(160)	(162)
Realized and unrealized gains (losses) on financial instruments, net	(110)	(251)	76
Gains (losses) on transactions, net	224	(1)	1
Tax sharing income (expense) with Liberty Broadband	(39)	(26)	32
Other, net	(32)	6	(7)
Earnings (loss) from continuing operations before income taxes	$1,051	(622)	883

Revenue by Geographic Area

The following table summarizes net revenue generated by subsidiaries located within the identified geographic areas:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
United States	$11,119	10,666	11,233
Japan	1,132	1,028	947
Germany	978	890	943
Other foreign countries	948	874	947
	$14,177	13,458	14,070

Long-lived Assets by Geographic Area

	December 31,
	2020	2019

	amounts in millions
United States	$893	935
Japan	149	153
Germany	150	154
Other foreign countries	108	109
	$1,300	1,351

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2021:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2021 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 30, 2021.

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

3.3

Certificate of Designations of 8.0% Series A Cumulative Redeemable Preferred Stock (incorporated by reference Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2020 (File No. 001-33982).

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

4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*

4.5	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 - Material Contracts:

10.1

Liberty Interactive Corporation 2000 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2000 Incentive Plan") (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 8, 2011 (File No. 001-33982) (the “Liberty 2011 10-Q”)). +

10.2

Amendment to the 2000 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 5, 2013 (File No. 001-33982) (the “Liberty 2013 10-Q”)). +

10.3

Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.6 to the Liberty 2011 10-Q). +

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

10.9

Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (amended and restated as of December 17, 2015) (the “2011 Directors Plan”) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016 (File No. 001-33982) (the “Liberty 2015 10-K”)). +

10.10

Liberty Interactive Corporation 2012 Incentive Plan (Amended and Restated as of March 31, 2015) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)). +

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

10.19

Amended and Restated Non-Qualified Stock Option Agreement under the 2000 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 8, 2012 (File No. 001-33982) (the “Liberty 2012 10-Q”)). +

10.20	Amended and Restated Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Liberty 2012 10-Q). +

10.21	Employment Agreement between Michael George and QVC, Inc., effective December 16, 2015 (incorporated by reference to Exhibit 10.23 to the Liberty 2015 10-K). +

10.22

First Amendment to Employment Agreement, effective as of November 17, 2020, by and between Michael George and QVC, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2020 (File No. 001-33982)). +

10.23

Non-Qualified Stock Option Agreement under the Liberty Interactive Corporation 2010 Incentive Plan for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed on August 5, 2015 (File No. 001-33982)). +

10.24

Call Agreement, dated as of February 9, 1998 (the "Call Agreement"), between Liberty Interactive Corporation (as successor of Liberty Interactive LLC (f/k/a Liberty Media LLC, “Old Liberty”), as assignee of Tele-Communications, Inc.) and the Malone Group (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009 (File No. 001-33982)).

10.25

Letter, dated as of March 5, 1999, from Tele-Communications, Inc. and Old Liberty addressed to Mr. Malone and Leslie Malone relating to the Call Agreement (incorporated by reference to Exhibit 10.27 to the Liberty 2009 10-K).

10.26	Form of Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.29 to the Liberty 2011 10-K).

10.27

Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Starz's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “Starz S-4”)).

10.28

Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (the “Services Agreement”) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.29

Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed on May 9, 2013 (File No. 333-184501)).

10.30

Form of the Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC Inc.’s Registration Statement on Form S-4 filed on April 30, 2014 (File No. 333-195586)).

10.31

Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC Inc.’s Registration Statement on Form S-4 filed on October 10, 2014 (File No. 333-199254)).

10.32

Fourth Amended and Restated Credit Agreement, dated as of December 31, 2018, among QVC, Inc. and zulily, llc, as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to QVC Inc.’s Current Report on Form 8-K filed on January 4, 2019 (File No. 001-38654)).

10.33

Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).+

10.34	zulily, inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 8, 2013 (File No. 333-191617)). +

10.35	zulily, inc. 2013 Equity Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 17, 2013 (File No. 333-191617)). +

10.36	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.48 to the Liberty 2015 10-K). +

10.37	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.49 to the Liberty 2015 10-K). +

10.38

Form of 2017 Performance-based Restricted Stock Unit Agreement (QVCB) under the Liberty Interactive Corporation 2016 Omnibus Incentive Plan (the “2016 Incentive Plan”) for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 001-33982) (the “2017 Q3 10-Q”)). +

10.39	Form of 2017 Term Option Agreement under the 2016 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the 2017 Q3 10-Q). +

10.40

Form of 2017 Performance-based Restricted Stock Unit Agreement under the 2016 Incentive Plan for certain officers other than the Chief Executive Officer and Chief Legal Officer (incorporated by reference to Exhibit 10.3 to the 2017 Q3 10-Q). +

10.41	Form of Restricted Stock Units Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.4 to the 2017 Q3 10-Q). +

10.42	Form of Nonqualified Stock Option Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.5 to the 2017 Q3 10-Q). +

10.43

HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to HSN, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 20, 2014 (File No. 01-34061)). +

10.44	HSN, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A of HSN, Inc.’s 2017 Proxy Statement on Schedule 14A filed on April 10, 2017 (File No. 01-34061)). +

10.45

Letter Agreement between Liberty Interactive Corporation and Liberty Media Corporation relating to the Services Agreement (incorporated by reference to Exhibit 10.60 to Liberty Media Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018 (File No. 001-35707)).

10.46	Amendment, dated March 13, 2018, of certain Liberty Interactive Corporation incentive plans (incorporated by reference to Exhibit 10.4 to the Liberty 2018 Q1 10-Q).+

10.47

Tax Sharing Agreement, dated as of March 9, 2018, by and between Liberty Interactive Corporation and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385) (the “GCI March 8-K”)).

10.48

Indemnification Agreement, dated as of March 9, 2018, by and among Liberty Interactive Corporation, GCI Liberty, Inc., Liberty Interactive LC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to the GCI March 8-K).

10.49

Performance-Based Restricted Stock Unit Award Agreement under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan for Michael George (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 9, 2018 (File No. 001-33982) (the “Liberty 2018 Q3 10-Q”)).+

10.50	Nonqualified Stock Option Agreement under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan for Michael George (incorporated by reference to Exhibit 10.2 to the Liberty 2018 Q3 10-Q).+

10.51

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

10.52

First Supplemental Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the 2018 QVC Form 8-A).

10.53	Form of QVC, Inc. 6.375% Senior Secured Notes due 2067 (incorporated by reference to Exhibit 4.3 to the 2018 QVC Form 8-A).

10.54

Second Supplemental Indenture, dated November 26, 2019, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to QVC, Inc.’s Form 8-A filed on November 26, 2019 (File No. 001-38654) (the “2019 QVC Form 8-A”)).

10.55	Form of 6.250% Senior Secured Notes due 2068 (incorporated by reference to Exhibit 4.3 to the 2019 QVC Form 8-A).

10.56

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed on May 10, 2019 (File No. 001-33982)).

10.57

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media Corporation and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc.* (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 26, 2020 (File No. 001-33982)).+

10.58

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-35707)). +

10.59

Form of Annual Option Award Agreement between the Registrant and Gregory B. Maffei under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report filed on December 19, 2019 (File No. 001-33982) (the “December 2019 8-K”)). +

10.60

Form of Annual Performance-based Restricted Stock Unit Award Agreement between the Registrant and Gregory B. Maffei under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the December 2019 8-K). +

10.61

Form of Upfront Award Agreement between the Registrant and Gregory B. Maffei under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 8-K). +

10.62

Third Supplemental Indenture, dated February 4, 2020, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to QVC Inc.’s Current Report on Form 8-K (File No. 001-38654) filed on February 4, 2020 (the “February 2020 Form 8-K”)).

10.63	Form of 4.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.3 to the February 2020 Form 8-K).

10.64	Qurate Retail, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on April 14, 2020 (File No. 001-33982)). +

10.65

Fourth Supplemental Indenture, dated August 20, 2020, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 20, 2020 (File No. 001-38654) (the “August 2020 Form 8-K”)).

10.66	Form of 4.375% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to the August 2020 Form 8-K).

10.67	Form of Nonqualified Stock Option Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors.*+

10.68	Form of Restricted Stock Units Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors.*+

10.69	Form of Nonqualified Stock Option Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for certain officers.*+

21	Subsidiaries of Qurate Retail, Inc.*

23.1	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

99.1	Reconciliation of Qurate Retail, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

QURATE RETAIL, INC.

Date: February 26, 2021	By /s/ MICHAEL A. GEORGE
Michael A. George
Chief Executive Officer and President

Date: February 26, 2021	By /s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board and Director	February 26, 2021
Gregory B. Maffei

/s/Michael A. George	Director, Chief Executive Officer	February 26, 2021
Michael A. George	and President

/s/Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	February 26, 2021
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/Richard N. Barton	Director	February 26, 2021
Richard N. Barton

/s/John C. Malone	Director	February 26, 2021
John C. Malone

/s/M. Ian G. Gilchrist	Director	February 26, 2021
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 26, 2021
Evan D. Malone

/s/David E. Rapley	Director	February 26, 2021
David E. Rapley

/s/Larry E. Romrell	Director	February 26, 2021
Larry E. Romrell

/s/ Andrea L. Wong	Director	February 26, 2021
Andrea L. Wong

/s/Mark C. Vadon	Director	February 26, 2021
Mark C. Vadon

/s/Fiona P. Dias	Director	February 26, 2021
Fiona P. Dias