Form 10-Q
period 2021-03-31
Qurate Retail, Inc.
filed 2021-05-07
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of April 30, 2021 was:

Series A common stock	379,563,326
Series B common stock	29,353,492

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2021	2020

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$739	806
Trade and other receivables, net of allowance for doubtful accounts of $111 million and $132 million, respectively	1,245	1,640
Inventory, net	1,374	1,301
Indemnification agreement receivable	293	345
Other current assets	484	473
Total current assets	4,135	4,565
Property and equipment, net	1,222	1,300
Intangible assets not subject to amortization (note 5):
Goodwill	6,601	6,638
Trademarks	3,168	3,168
	9,769	9,806
Intangible assets subject to amortization, net (note 5)	831	779
Other assets, at cost, net of accumulated amortization	614	549
Total assets	$16,571	16,999

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2021	2020

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$1,129	1,305
Accrued liabilities	1,088	1,418
Current portion of debt, including $1,767 million and $1,750 million measured at fair value (note 6)	1,767	1,750
Other current liabilities	236	231
Total current liabilities	4,220	4,704
Long-term debt (note 6)	5,263	5,186
Deferred income tax liabilities	1,349	1,359
Preferred stock (note 7)	1,259	1,249
Other liabilities	716	768
Total liabilities	12,807	13,266
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 382,235,148 shares at March 31, 2021 and 382,165,550 shares at December 31, 2020	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 29,353,492 shares at March 31, 2021 and 29,366,492 shares at December 31, 2020	—	—
Series C common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(48)	72
Retained earnings	3,680	3,522
Total stockholders' equity	3,636	3,598
Noncontrolling interests in equity of subsidiaries	128	135
Total equity	3,764	3,733
Commitments and contingencies (note 8)
Total liabilities and equity	$16,571	16,999

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2021	2020

	amounts in millions, except per share amounts
Total revenue, net	$3,337	2,920
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	2,195	1,933
Operating expense	206	193
Selling, general and administrative, including stock-based compensation (note 2)	435	421
Depreciation and amortization	128	142
	2,964	2,689
Operating income (loss)	373	231
Other income (expense):
Interest expense	(117)	(97)
Share of earnings (losses) of affiliates, net	(32)	(36)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	41	(138)
Other, net	13	13
	(95)	(258)
Earnings (loss) before income taxes	278	(27)
Income tax (expense) benefit	(54)	18
Net earnings (loss)	224	(9)
Less net earnings (loss) attributable to the noncontrolling interests	18	11
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$206	(20)

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.50	(0.05)
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.49	(0.05)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Net earnings (loss)	$224	(9)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(73)	(22)
Recognition of previously unrealized losses (gains) on debt, net	—	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(56)	167
Other comprehensive earnings (loss)	(129)	144
Comprehensive earnings (loss)	95	135
Less comprehensive earnings (loss) attributable to the noncontrolling interests	9	12
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$86	123

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$224	(9)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	128	142
Stock-based compensation	16	11
Share of (earnings) losses of affiliates, net	32	36
Realized and unrealized (gains) losses on financial instruments, net	(41)	138
Deferred income tax expense (benefit)	2	(43)
Other, net	6	4
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	382	411
Decrease (increase) in inventory	(81)	(23)
Decrease (increase) in prepaid expenses and other assets	32	62
(Decrease) increase in trade accounts payable	(165)	(240)
(Decrease) increase in accrued and other liabilities	(382)	(317)
Net cash provided (used) by operating activities	153	172
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(118)	(36)
Capital expenditures	(47)	(45)
Expenditures for television distribution rights	(56)	(1)
Cash proceeds from dispositions of investments	2	—
Proceeds from sale of fixed assets	40	—
Other investing activities, net	(1)	8
Net cash provided (used) by investing activities	(180)	(74)
Cash flows from financing activities:
Borrowings of debt	265	743
Repayments of debt	(194)	(942)
Repurchases of Qurate Retail common stock	(41)	—
Withholding taxes on net settlements of stock-based compensation	(21)	(2)
Dividends paid to noncontrolling interest	(16)	(15)
Dividends paid to common shareholders	(13)	—
Other financing activities, net	(3)	6
Net cash provided (used) by financing activities	(23)	(210)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(17)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	(67)	(118)
Cash, cash equivalents and restricted cash at beginning of period	814	681
Cash, cash equivalents and restricted cash at end of period	$747	563

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2021	2020

	in millions
Cash and cash equivalents	$739	806
Restricted cash included in other current assets	8	8
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$747	814

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$—	4	—	—	72	3,522	135	3,733
Net earnings (loss)	—	—	—	—	—	206	18	224
Other comprehensive earnings (loss)	—	—	—	—	(120)	—	(9)	(129)
Stock compensation	—	—	—	15	—	—	—	15
Series A Qurate Retail stock repurchases	—	—	—	(41)	—	—	—	(41)
Distribution to noncontrolling interest	—	—	—	—	—	—	(16)	(16)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(21)	—	—	—	(21)
Other	—	—	—	(2)	—	1	—	(1)
Reclassification	—	—	—	49	—	(49)	—	—
Balance at March 31, 2021	$—	4	—	—	(48)	3,680	128	3,764

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2020	$—	4	—	—	(55)	4,891	132	4,972
Net earnings (loss)	—	—	—	—	—	(20)	11	(9)
Other comprehensive earnings (loss)	—	—	—	—	143	—	1	144
Stock compensation	—	—	—	11	—	—	—	11
Distribution to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Other	—	—	—	(2)	—	—	—	(2)
Balance at March 31, 2020	$—	4	—	9	88	4,871	129	5,101

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Qurate Retail's Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”).

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

As a result of repurchases of Series A Qurate Retail common stock, the Company’s additional paid-in capital balance was in a deficit position as of March 31, 2021.  In order to ensure that the additional paid-in capital account is not negative, we reclassified the amount of the deficit ($49 million) at March 31, 2021 to retained earnings.

Qurate Retail has entered into certain agreements with Liberty Media Corporation ("LMC") (for accounting purposes, a related party of the Company), a separate publicly traded company. These agreements include a reorganization agreement, services agreement and facilities sharing agreement.  As a result of certain corporate transactions, LMC and Qurate Retail may have obligations to each other for certain tax related matters. Neither Qurate Retail nor LMC has any stock ownership, beneficial or otherwise, in the other. In connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”), Qurate Retail and GCI Liberty, Inc. (“GCI Liberty”) entered into a tax sharing agreement. Pursuant to the tax sharing agreement, GCI Liberty agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation). Following a merger between Liberty Broadband Corporation (“Liberty Broadband”) and GCI Liberty, Liberty Broadband (for accounting purposes, a related party of the Company) has assumed the tax sharing agreement.

In December 2019, the Company entered into an amendment to the services agreement in connection with LMC’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s Chairman of the Board (the “Chairman”). Under the amended services agreement, components of his compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., and Liberty Broadband (collectively, the “Service Companies”) or reimbursed to LMC, in each case, based on allocations among LMC and the Service Companies set forth in the amended services agreement, currently set at 17% for the Company.

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $2 million and $3 million was reimbursable to LMC for the three months ended March 31, 2021 and 2020, respectively. Qurate Retail had a tax sharing payable to LMC and Liberty Broadband in the amount of approximately $121 million and $129 million as of March 31, 2021 and December 31, 2020, respectively, included in Other liabilities in the condensed consolidated balance sheets.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $16 million and $11 million of stock-based compensation during the three months ended March 31, 2021 and 2020, respectively.

The following table presents the number and weighted average GDFV of options granted by the Company during the three months ended March 31, 2021:

	Three months ended
	March 31, 2021
	Options Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, QVC and HSN employees (1)	853	$6.74
Series A Qurate Retail common stock, Zulily employees (1)	79	$6.74
Series A Qurate Retail common stock, Qurate Retail employees (2)	63	$6.18

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1)	Grants vest semi-annually over four years.
(2)	Grants vest between two and three years.

During the three months ended March 31, 2021, Qurate Retail granted to employees and directors 4.5 million RSUs of Series A Qurate Retail common stock (“QRTEA”), which RSUs have a GDFV of $12.90 per share and generally vest annually over four years. In connection with our Chairman’s employment agreement, during the three months ended March 31, 2021, Qurate Retail granted 229 thousand performance-based RSUs of QRTEA to the Chairman. The Series A RSUs had a GDFV of $12.90 per share at the time they were granted and will cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives.  During the three months ended March 31, 2021, Qurate Retail also granted 423 thousand performance-based RSUs and 423 thousand time-based RSUs of QRTEA to its CEO.  Both the performance-based and time-based Series A RSUs had a GDFV of $12.90 per share at the time they were granted. The time-based RSUs vest on December 10, 2021, and the performance-based RSUs will cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	40,553	$10.61
Granted	995	$12.90
Exercised	(1,053)	$5.47
Forfeited/Cancelled	(1,447)	$14.13
Outstanding at March 31, 2021	39,048	$10.68	4.1	years	$115
Exercisable at March 31, 2021	22,876	$13.86	2.9	years	$19

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	3,243	$15.39
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2021	3,243	$15.39	1.8	years	$—
Exercisable at March 31, 2021	3,243	$15.39	1.8	years	$—

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2021, Qurate Retail had 14 million QRTEA RSUs outstanding with a weighted average GDFV of $9.76 per share.

As of March 31, 2021, the total unrecognized compensation cost related to unvested Awards was approximately $159 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.2 years.

As of March 31, 2021, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 39.0 million shares of QRTEA and 3.2 million shares of Series B Qurate Retail common stock.

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

Excluded from diluted EPS for the three months ended March 31, 2021 and 2020 are 25 million and 22 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended
	March 31,
	2021	2020

	number of shares in millions
Basic WASO	411	416
Potentially dilutive shares	11	1
Diluted WASO	422	417

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2021			December 31, 2020
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$249	249	—	290	290	—
Indemnification asset	$293	—	293	345	—	345
Debt	$1,767	—	1,767	1,750	—	1,750

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

The indemnification asset relates to Liberty Broadband’s agreement to indemnify Liberty Interactive LLC (“LI LLC”) and pertains to the ability of holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the “1.75% Exchangeable Debentures”) to exercise their exchange right according to the terms of the debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the condensed consolidated balance sheets as of March 31, 2021 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2).  As of March 31, 2021, a holder of the 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification asset is included as a current asset in our condensed consolidated balance sheet as of that date.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Exchangeable senior debentures	46	(50)
Indemnification asset	(52)	(22)
Other financial instruments	47	(66)
	$41	(138)

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a loss of $68 million and a gain of $220 million for the three months ended March 31, 2021 and 2020, respectively.  The cumulative change was a gain of $125 million as of March 31, 2021.

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	Zulily	Other	Total

	amounts in millions
Balance at January 1, 2021	$5,228	921	477	12	6,638
Foreign currency translation adjustments	—	(37)	—	—	(37)
Balance at March 31, 2021	$5,228	884	477	12	6,601

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $82 million and $91 million for the three months ended March 31, 2021 and 2020, respectively. Based on its amortizable intangible assets as of March 31, 2021, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2021	$259
2022	$247
2023	$135
2024	$82
2025	$50

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	March 31, 2021	March 31, 2021	December 31, 2020

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	505	502	502
4% Exchangeable Senior Debentures due 2029	430	361	362
3.75% Exchangeable Senior Debentures due 2030	432	353	346
1.75% Exchangeable Senior Debentures due 2046	332	612	649
Subsidiary level notes and facilities
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 4.75% Senior Secured Notes due 2027	575	575	575
QVC 4.375% Senior Secured Notes due 2028	500	500	500
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
3.5% Exchangeable Senior Debentures due 2031	214	441	393
QVC Bank Credit Facilities	75	75	—
Deferred loan costs	—	(47)	(49)
Total consolidated Qurate Retail debt	$6,725	7,030	6,936
Less current classification		(1,767)	(1,750)
Total long-term debt		$5,263	5,186

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

During the three months ended March 31, 2021, Zulily borrowed $75 million under the Fourth Amended and Restated Credit Agreement, and the interest rate was 1.6% at March 31, 2021. Availability under the Fourth Amended and Restated Credit Agreement at March 31, 2021 was $2,853 million, including the portion available under the $400 million tranche that Zulily may also borrow on.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of March 31, 2021 the Company’s exchangeable debentures have been classified as current because the Company does not own shares to redeem the debentures or they are currently redeemable. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at March 31, 2021.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2021 are as follows (amounts in millions):

Senior debentures	$911
QVC senior secured notes	$4,610

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2021.

(7) Preferred Stock

On September 14, 2020, Qurate Retail issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,615,604 shares issued and outstanding at March 31, 2021.

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

For the three months ended March 31, 2021, Qurate Retail has identified the following operating segments as its reportable segments:

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

Qurate Retail's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The accounting policies of the segments are the same as those described in the Company's Summary of Significant Accounting Policies in the 2020 10-K.

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	March 31, 2021
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$775	324	123	206	1,428
Apparel	290	126	135	44	595
Beauty	286	164	19	—	469
Accessories	238	66	75	—	379
Electronics	201	33	4	—	238
Jewelry	98	60	14	—	172
Other revenue	48	1	7	—	56
Total Revenue	$1,936	774	377	250	3,337

	Three months ended
	March 31, 2020
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$681	257	81	141	1,160
Apparel	299	101	120	36	556
Beauty	288	145	16	—	449
Accessories	212	58	76	—	346
Electronics	174	22	3	—	199
Jewelry	98	49	13	—	160
Other revenue	40	3	7	—	50
Total Revenue	$1,792	635	316	177	2,920

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

Adjusted OIBDA is summarized as follows:

	Three months ended March 31,
	2021	2020

	amounts in millions
QxH	$349	293
QVC International	143	97
Zulily	6	2
Corporate and other	19	(8)
Consolidated Qurate Retail	$517	384

Other Information

	March 31, 2021
	Total assets	Capital expenditures

	amounts in millions
QxH	$12,172	36
QVC International	2,240	5
Zulily	1,071	5
Corporate and other	1,088	1
Consolidated Qurate Retail	$16,571	47

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Adjusted OIBDA	$517	384
Stock-based compensation	(16)	(11)
Depreciation and amortization	(128)	(142)
Operating income (loss)	$373	231
Interest expense	(117)	(97)
Share of earnings (loss) of affiliates, net	(32)	(36)
Realized and unrealized gains (losses) on financial instruments, net	41	(138)
Other, net	13	13
Earnings (loss) before income taxes	$278	(27)

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

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2020 10-K.

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

In response to these stay at home restrictions, QVC has mandated that non-essential employees work from home and has reduced the number of employees who are allowed on its production set and has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. In some cases, the move to a work from home arrangement for QVC’s non-essential employees will be permanent, which has resulted in the reduction of office space. QVC has also mandated that all essential employees who do not feel comfortable coming to work will not be required to do so. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. In certain markets, QVC temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees. The inability to control the spread of COVID-19, or the expansion or extension of these stay at home restrictions could negatively impact QVC’s results in the future.

Zulily has seen increased freight surcharges from China due to COVID-19 and in concert with QVC has made work accommodations in its fulfillment centers which has resulted in an increase in labor expense.  Zulily has also incurred additional expenses to deep cleanse its fulfillment centers and office buildings. In addition, Zulily management cut all travel expenses, and reduced capital expenditures due to uncertainty created by COVID-19.

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

As a result, for the three months ended March 31, 2020, QVC management had increased the amounts of certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through our installment payment option, inventory obsolescence due to decreased demand for certain categories, such as apparel, and sales returns due to our extended return policy. There were no remaining estimated reserves as of December 31, 2020 and March 31, 2021 as a direct result of COVID-19.

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to QVC’s financial results, including its capital and liquidity. These include governmental restrictions on QVC’s ability to continue to operate under stay at home restrictions and produce content; reduced demand for products it sells; decreases in the disposable income of existing and potential new customers; the impacts of any recession and other uncertainties with respect to the continuity of government stimulus programs implemented in response to COVID-19; increased currency volatility resulting in adverse currency rate fluctuations; higher unemployment; labor shortages; and an adverse impact to QVC’s supply chain and shipping disruptions for both the products it imports and purchases domestically and the products it sells, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints. While the impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on QVC’s financial results.

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

Operating Results

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Revenue
QxH	$1,936	1,792
QVC International	774	635
Zulily	377	316
Corporate and other	250	177
Consolidated Qurate Retail	$3,337	2,920

Operating Income (Loss)
QxH	$257	190
QVC International	124	80
Zulily	(18)	(20)
Corporate and other	10	(19)
Consolidated Qurate Retail	$373	231

Adjusted OIBDA
QxH	$349	293
QVC International	143	97
Zulily	6	2
Corporate and other	19	(8)
Consolidated Qurate Retail	$517	384

Revenue.    Consolidated Qurate Retail revenue increased 14.3% or $417 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year.  The increase in the three months ended March 31, 2021 was due to increased revenue at QxH of $144 million for the three months ended March 31, 2021, increased revenue at QVC International of $139 million for the three month period ended March 31, 2021, increased revenue in the Corporate and other segment of $73 million for the three months ended March 31, 2021, and increased revenue at Zulily of $61 million for the three months ended March 31, 2021, compared to the same period in the prior year. The increase in Corporate and other revenue was due to an increase in revenue at Cornerstone due to strong revenue in the home category, specifically in the home décor, interior furnishings and outdoor categories, supported by growth in home textiles at the Garnett Hill brand.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $16 million and $11 million of stock-based compensation for the three months ended March 31, 2021 and 2020, respectively. The increase of $5 million for the three months ended March 31, 2021 was primarily due to increases at QxH, at the corporate level, and at Zulily.  As of March 31, 2021, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $159 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.2 years.

Operating income.    Our consolidated operating income increased $142 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The increase in operating results for the three ended March 31, 2021 was primarily due to an increase in operating income at QxH of $67 million for the three months ended March 31, 2021, an increase in operating income at QVC International of $44 million for the three months ended March 31, 2021, and a increase in operating income at the Corporate and other segment of $29 million for the three months ended March 31, 2021, and a decrease in operating losses at Zulily of $2 million for the three months ended March 31, 2021.  Operating income in the Corporate and other segment increased for the three months ended March 31, 2021, as compared to the corresponding period in the prior year, primarily related to strong revenue performance and expanding gross margins as a result of lower promotional activity at Cornerstone. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

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

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Operating income (loss)	$373	231
Depreciation and amortization	128	142
Stock-based compensation	16	11
Adjusted OIBDA	$517	384

Consolidated Adjusted OIBDA increased 34.6% or $133 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year.  The increase in Adjusted OIBDA for the three months ended March 31, 2021 was primarily due to an increase at QxH of $56 million for the three months ended March 31, 2021, an increase at QVC International of $46 million for the three months ended March 31, 2021, and an increase at Corporate and other of $27 million for the three months ended March 31, 2021, and an increase at Zulily of $4 million for the three months ended March 31, 2021.  The change in the Corporate and other segment for the three months ended March 31, 2021 was primarily due to strong revenue performance and expanding gross margins as a result of lower promotional activity at Cornerstone. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2021	2020

	amounts in millions

Interest expense	$(117)	(97)
Share of earnings (losses) of affiliates	(32)	(36)
Realized and unrealized gains (losses) on financial instruments, net	41	(138)
Other, net	13	13
Other income (expense)	$(95)	(258)

Interest expense.    Interest expense increased $20 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The increase was primarily related to dividends incurred and paid related to our 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”) during the period recorded through interest expense due to the accounting treatment.

Share of earnings (losses) of affiliates.   Share of losses of affiliates decreased $4 million for the three months ended March 31, 2021, as compared to the corresponding period in the prior year.  The losses decreased during the three months ended March 31, 2021 due to improved results at the Company’s alternative energy entities.  These entities typically operate at a loss and the Company records its share of such losses but have favorable tax attributes and credits, which are recorded in the Company’s tax accounts.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Exchangeable senior debentures	46	(50)
Indemnification asset	(52)	(22)
Other financial instruments	47	(66)
	$41	(138)

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The increase in realized and unrealized gains for the three months ended March 31, 2021, compared to the corresponding period in the prior year, was primarily driven by an increase in unrealized gains related to derivative instruments, unrealized gains on the exchangeable senior debentures driven by less growth in stock prices of the securities underlying the debentures than the prior year, partially offset by an increase in unrealized losses on the indemnification asset (described in note 4 of the accompanying condensed consolidated financial statements).

Other, net. Other, net remained flat for the three months ended March 31, 2021, compared to the corresponding period in the prior year. The activity captured in other, net is primarily attributable to the impact of the tax sharing arrangement with Liberty Broadband Corporation (“Liberty Broadband”), a gain on the sale of fixed assets and foreign exchange losses in the current year.

Income taxes. We had income tax expense of $54 million and income tax benefit of $18 million for the three months ended March 31, 2021 and 2020, respectively. Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended March 31, 2021 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by state and foreign income tax expense. The income tax benefit during the three months ended March 31, 2020 was due primarily to tax benefits from tax credits generated by our alternative energy investments partially offset by tax expense for an increase in the Company’s valuation allowance.

Net earnings. We had net earnings of $224 million and net losses of $9 million for the three months ended March 31, 2021 and 2020, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2021, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of March 31, 2021, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$638
Zulily	31
Corporate and other	70
Total Qurate Retail	$739

Borrowing capacity
amount in millions
Fourth Amended and Restated Credit Facility	$2,853

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of March 31, 2021, the Company had approximately $269 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the United States. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 71% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$153	172
Net cash provided (used) by investing activities	$(180)	(74)
Net cash provided (used) by financing activities	$(23)	(210)

During the three months ended March 31, 2021, Qurate Retail's primary uses of cash were investments in and loans to cost and equity method investments of $118 million, expenditure for television distribution rights of $56 million, capital expenditures of $47 million and repurchases of Series A Qurate Retail common stock of $41 million, partially offset by net debt borrowings of $71 million and proceeds from the sale of fixed assets of $40 million.

The projected uses of Qurate Retail cash for the remainder of 2021 are continued capital improvement spending of approximately $240 million, debt service payments (including approximately $210 million for interest payments on outstanding debt), the potential buyback of common stock under the approved share buyback program, payment of dividends to the holders of the Preferred Stock and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses

QVC.  QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the U.S., QVC’s televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC 2, QVC 3, HSN and HSN2. QVC U.S. programming is also available on QVC.com and HSN.com, QVC’s U.S. websites; virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV, and You Tube TV); applications via streaming video; Facebook Live, Roku, Apple TV and Amazon Fire; mobile applications; social pages and over-the-air broadcasters.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2021 and 2020, QVC-Japan paid dividends to Mitsui of $16 million and $15 million, respectively.

QVC's operating results were as follows:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Net revenue	$2,710	2,427
Cost of sales	(1,758)	(1,584)
Operating expenses	(186)	(177)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(274)	(276)
Adjusted OIBDA	492	390
Stock-based compensation	(9)	(6)
Depreciation and amortization	(102)	(114)
Operating income	$381	270

Net revenue was generated in the following geographical areas:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
QxH	$1,936	1,792
QVC International	774	635
Consolidated QVC	$2,710	2,427

QVC's consolidated net revenue increased 11.7% for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The three month increase in net revenue is primarily due to a 8.1% increase in units shipped, a $27 million decrease in estimated product returns, primarily driven by QxH, a $9 million increase in shipping and handling revenue and $47 million in favorable foreign exchange rates, which was partially offset by a 0.8% decline in average selling price per unit ("ASP"), primarily driven by QxH.

During the three months ended March 31, 2021 and 2020, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended
	March 31, 2021
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	8.0%	—%	8.0%
QVC International	21.9%	7.4%	14.5%

The increase in QxH net revenue for the three months ended March 31, 2021 was primarily due to a 7.9% increase in units shipped, a $30 million decrease in estimated product returns and a $6 million increase in shipping and handling revenue, which was partially offset by a 2.5% decline in ASP. For the three months ended March 31, 2021, QxH experienced shipped sales growth in home, accessories and electronics. The decrease in estimated product returns was primarily driven by a shift in product mix to lower return rate categories, partially offset by an increase in sales volume.

QVC International net revenue growth in constant currency for the three months ended March 31, 2021 was primarily due to an 8.4% increase in units shipped, driven by increases in units shipped across all markets, and a 3.7% increase in ASP, driven by ASP increases across all markets. For the three months ended March 31, 2021, QVC-International experienced shipped sales growth in constant currency across all product categories.

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

The current economic uncertainty in various regions of the world in which QVC’s subsidiaries and affiliates operate could adversely affect demand for its products and services since a substantial portion of its revenue is derived from discretionary spending by individuals, which typically declines during times of economic instability. Global financial markets have recently experienced disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, continue to be uncertain, QVC’s customers may respond by suspending, delaying or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, QVC’s ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline.

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

QVC's cost of sales as a percentage of net revenue was 64.9% for the three months ended March 31, 2021, compared to 65.3% for the three months ended March 31, 2020. The decrease in cost of goods sold as a percentage of revenue for the three months ended March 31, 2021 is primarily due to favorable estimated product returns at QxH and strategic promotional and pricing initiatives, which decreased product costs as a percentage of net revenue across all markets. These decreases were partially offset by increased freight primarily at QxH and higher obsolescence charges across all markets.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $9 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. For the three months ended March 31, 2021 the increase was primarily due to a $4 million increase in customer service expenses, primarily at QxH and a $3 million increase due to unfavorable exchange rates.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses decreased $2 million for the three months ended March 31, 2021, as compared to the same period in the prior year, and as a percentage of net revenue, decreased from 11.4% to 10.1% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, the decrease was primarily due to a $25 million decrease in estimated credit losses primarily at QxH and to a lesser extent, the U.K., and a $2 million decrease in travel expenses across all markets. These decreases were partially offset by an $18 million increase in online marketing primarily at QxH, a $3 million increase in personnel costs and $5 million in unfavorable exchange rates.  The decrease to estimated credit losses was due to a decrease in the number of installment counts offered to and taken by customers, an increase to our reserve as a result of COVID-19 for the three months ended March 31, 2020, favorable adjustments based on actual collections and enhanced risk screening. The decrease in travel expenses was primarily due to less travel as a result of COVID-19. The increase in personnel costs is primarily due to an increase to our estimated incentive pay across all markets except QxH.

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $9 million and $6 million of stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively. The increase in stock compensation expense for the three months ended March 31, 2021 is primarily related to certain officers not reaching performance targets for restricted stock units for the three months ended March 31, 2020.

Depreciation and amortization decreased $12 million for the three months ended March 31, 2021 and included $16 million and $17 million of acquisition related amortization for the three months ended March 31, 2021 and 2020, respectively.  Channel placement amortization decreased $8 million for the three months ended March 31, 2021 compared to the same period in the prior year, due to certain channel placement agreements becoming fully amortized.

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

Zulily's stand-alone operating results for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Net revenue	$377	316
Costs of sales	(288)	(240)
Operating expenses	(10)	(9)
SG&A expenses (excluding stock-based compensation)	(73)	(65)
Adjusted OIBDA	6	2
Stock-based compensation	(4)	(2)
Depreciation and amortization	(20)	(20)
Operating income (loss)	$(18)	(20)

Zulily's consolidated net revenue increased 19.3% for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The increase in net revenue for the three months ended March 31, 2021 was primarily related to an increase of 15.4% in total units shipped and a 14.8% increase in active customers driven by increased demand for online shopping and Zulily’s merchandise, coupled with a 4.8% increase in average sale price primarily to offset shipping costs.

Zulily's cost of sales as a percentage of net revenue was 76.4% and 75.9% for the three months ended March 31, 2021 and 2020, respectively.  For the three months ended March 31, 2021, the increase was primarily due to higher shipping costs, partially offset by favorable product margin.

Operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three months ended March 31, 2021, operating expenses increased compared to the corresponding period in the prior year, driven by increased sales volumes.

Zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended March 31, 2021, as a percentage of net revenue, these expenses decreased from 20.6% to 19.4%. The decrease is primarily attributable to better leverage attributable to the increase in sales, partially offset by an increase in marketing spend.

Zulily’s total depreciation and amortization expense remained flat for the three months ended March 31, 2021, as compared to the corresponding period in the prior year.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QxH and QVC International	$ NA	NA %	$4,664	4.9%
Zulily	$75	1.6%	$—	—%
Corporate and other	$—	—%	$1,986	5.3%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2021 would have been impacted by approximately $1 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of  March 31, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In May 2019, the board authorized the repurchase of $500 million of Series A or Series B common stock.

	Series A Qurate Retail Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1 - 31, 2021	1,131,344	$11.15	1,131,344	$414	million
February 1 - 28, 2021	—	$—	—	$414	million
March 1 - 31, 2021	2,336,742	$12.21	2,336,742	$386	million
Total	3,468,086	$11.86	3,468,086

There were no repurchases of Series B Qurate Retail common stock or Preferred Stock during the three months ended March 31, 2021.

During the three months ended March 31, 2021, no shares of Series A common stock, Series B common stock or Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock,  restricted stock units, and options.

II-1

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Form of Performance-Based Restricted Stock Units Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for certain officers*
10.2	Form of Restricted Stock Units Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Michael George*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of Qurate Retail, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith
**	Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QURATE RETAIL, INC.
Date: May 7, 2021	By:	/s/ MICHAEL A.GEORGE
Michael A. George President and Chief Executive Officer
Date: May 7, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3