Form 10-Q
period 2021-06-30
Qurate Retail, Inc.
filed 2021-08-06
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of July 31, 2021 was:

Series A common stock	399,082,098
Series B common stock	8,177,190

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2021	2020

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$950	806
Trade and other receivables, net of allowance for doubtful accounts of $103 million and $132 million, respectively	1,199	1,640
Inventory, net	1,428	1,301
Indemnification agreement receivable	385	345
Other current assets	465	473
Total current assets	4,427	4,565
Property and equipment, net	1,205	1,300
Intangible assets not subject to amortization (note 5):
Goodwill	6,607	6,638
Trademarks	3,168	3,168
	9,775	9,806
Intangible assets subject to amortization, net (note 5)	848	779
Other assets, at cost, net of accumulated amortization	651	549
Total assets	$16,906	16,999

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2021	2020

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$1,156	1,305
Accrued liabilities	1,123	1,418
Current portion of debt, including $1,922 million and $1,750 million measured at fair value (note 6)	1,922	1,750
Other current liabilities	201	231
Total current liabilities	4,402	4,704
Long-term debt (note 6)	5,266	5,186
Deferred income tax liabilities	1,344	1,359
Preferred stock (note 7)	1,260	1,249
Other liabilities	722	768
Total liabilities	12,994	13,266
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 402,484,679 shares at June 30, 2021 and 382,165,550 shares at December 31, 2020	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,177,190 shares at June 30, 2021 and 29,366,492 shares at December 31, 2020	—	—
Series C common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(20)	72
Retained earnings	3,787	3,522
Total stockholders' equity	3,771	3,598
Noncontrolling interests in equity of subsidiaries	141	135
Total equity	3,912	3,733
Commitments and contingencies (note 9)
Total liabilities and equity	$16,906	16,999

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions, except per share amounts
Total revenue, net	$3,504	3,422	6,841	6,342
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	2,240	2,217	4,435	4,150
Operating expense	217	209	423	402
Selling, general and administrative, including stock-based compensation (note 2)	485	447	920	868
Depreciation and amortization	129	144	257	286
	3,071	3,017	6,035	5,706
Operating income (loss)	433	405	806	636
Other income (expense):
Interest expense	(118)	(95)	(235)	(192)
Share of earnings (losses) of affiliates, net	(22)	(28)	(54)	(64)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	19	23	60	(115)
Other, net	(23)	(12)	(10)	1
	(144)	(112)	(239)	(370)
Earnings (loss) before income taxes	289	293	567	266
Income tax (expense) benefit	(39)	(59)	(93)	(41)
Net earnings (loss)	250	234	474	225
Less net earnings (loss) attributable to the noncontrolling interests	28	14	46	25
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$222	220	428	200

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.54	0.53	1.04	0.48
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.52	0.53	1.01	0.48

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Net earnings (loss)	$250	234	474	225
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	9	18	(64)	(4)
Recognition of previously unrealized losses (gains) on debt, net	—	—	—	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	19	(68)	(37)	99
Other comprehensive earnings (loss)	28	(50)	(101)	94
Comprehensive earnings (loss)	278	184	373	319
Less comprehensive earnings (loss) attributable to the noncontrolling interests	28	15	37	27
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$250	169	336	292

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2021	2020

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$474	225
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	257	286
Stock-based compensation	35	27
Share of (earnings) losses of affiliates, net	54	64
Realized and unrealized (gains) losses on financial instruments, net	(60)	115
Deferred income tax expense (benefit)	(10)	1
Other, net	7	4
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	429	531
Decrease (increase) in inventory	(133)	108
Decrease (increase) in prepaid expenses and other assets	64	37
(Decrease) increase in trade accounts payable	(136)	(152)
(Decrease) increase in accrued and other liabilities	(279)	(48)
Net cash provided (used) by operating activities	702	1,198
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(139)	(55)
Capital expenditures	(110)	(108)
Expenditures for television distribution rights	(170)	(10)
Cash proceeds from dispositions of investments	2	—
Proceeds from sale of fixed assets	40	—
Other investing activities, net	(2)	7
Net cash provided (used) by investing activities	(379)	(166)
Cash flows from financing activities:
Borrowings of debt	302	753
Repayments of debt	(230)	(1,477)
Repurchases of Qurate Retail common stock	(105)	—
Withholding taxes on net settlements of stock-based compensation	(24)	(2)
Derivative payments to counterparties	(81)	—
Derivative proceeds from counterparties	24	—
Dividends paid to noncontrolling interest	(31)	(30)
Dividends paid to common shareholders	(13)	—
Other financing activities, net	(6)	2
Net cash provided (used) by financing activities	(164)	(754)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(15)	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	144	275
Cash, cash equivalents and restricted cash at beginning of period	814	681
Cash, cash equivalents and restricted cash at end of period	$958	956

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2021	2020

	in millions
Cash and cash equivalents	$950	806
Restricted cash included in other current assets	8	8
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$958	814

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$—	4	—	—	72	3,522	135	3,733
Net earnings (loss)	—	—	—	—	—	428	46	474
Other comprehensive earnings (loss)	—	—	—	—	(92)	—	(9)	(101)
Stock compensation	—	—	—	33	—	—	—	33
Series A Qurate Retail stock repurchases	—	—	—	(105)	—	—	—	(105)
Distribution to noncontrolling interest	—	—	—	—	—	—	(31)	(31)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(24)	—	—	—	(24)
Other	—	—	—	(70)	—	3	—	(67)
Reclassification	—	—	—	166	—	(166)	—	—
Balance at June 30, 2021	$—	4	—	—	(20)	3,787	141	3,912

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at March 31, 2021	$—	4	—	—	(48)	3,680	128	3,764
Net earnings (loss)	—	—	—	—	—	222	28	250
Other comprehensive earnings (loss)	—	—	—	—	28	—	—	28
Stock compensation	—	—	—	18	—	—	—	18
Series A Qurate Retail stock repurchases	—	—	—	(64)	—	—	—	(64)
Distribution to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3)	—	—	—	(3)
Other	—	—	—	(68)	—	2	—	(66)
Reclassification	—	—	—	117	—	(117)	—	—
Balance at June 30, 2021	$—	4	—	—	(20)	3,787	141	3,912

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2020	$—	4	—	—	(55)	4,891	132	4,972
Net earnings (loss)	—	—	—	—	—	200	25	225
Other comprehensive earnings (loss)	—	—	—	—	92	—	2	94
Stock compensation	—	—	—	27	—	—	—	27
Distribution to noncontrolling interest	—	—	—	—	—	—	(30)	(30)
Other	—	—	—	(2)	—	—	—	(2)
Balance at June 30, 2020	$—	4	—	25	37	5,091	129	5,286

	Stockholders' Equity
		Common stock					Accumulated
		Qurate		Additional	other		Noncontrolling
	Preferred	Retail		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at March 31, 2020	$—	4	—	9	88	4,871	129	5,101
Net earnings (loss)	—	—	—	—	—	220	14	234
Other comprehensive income (loss)	—	—	—	—	(51)	—	1	(50)
Stock compensation	—	—	—	16	—	—	—	16
Distribution to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Balance at June 30, 2020	$—	4	—	25	37	5,091	129	5,286

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

In December 2019, a new coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and has subsequently spread across the globe causing a global pandemic, impacting all countries where Qurate Retail operates. As a result of the spread of COVID-19, certain local governmental agencies have imposed travel restrictions, local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy.

Management is not presently aware of any events or circumstances arising from COVID-19 that would require the Company to update the estimates, judgments or revise the carrying value of our assets or liabilities. Management's estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

As a result of repurchases of Series A Qurate Retail common stock (“QRTEA”), the Company’s additional paid-in capital balance was in a deficit position as of June 30, 2021.  In order to ensure that the additional paid-in capital account is not negative, we reclassified the amount of the deficit ($166 million) at June 30, 2021 to retained earnings.

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

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $3 million and $2 million was reimbursable to LMC for the three months ended June 30, 2021 and 2020, respectively, and $6 million and $5 million was reimbursable to LMC for the six months ended June 30, 2021 and 2020, respectively. Qurate Retail had a tax sharing payable to LMC and Liberty Broadband in the amount of approximately $119 million and $129 million as of June 30, 2021 and December 31, 2020, respectively, included in Other liabilities in the condensed consolidated balance sheets.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $19 million and $16 million of stock-based compensation during the three months ended June 30, 2021 and 2020, respectively, and $35 million and $27 million of stock-based compensation during the six months ended June 30, 2021 and 2020, respectively.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the number and weighted average GDFV of options granted by the Company during the six months ended June 30, 2021:

	Six months ended
	June 30, 2021
	Options Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, QVC and HSN employees (1)	895	$6.75
Series A Qurate Retail common stock, Zulily employees (1)	79	$6.74
Series A Qurate Retail common stock, Qurate Retail employees (2)	63	$6.18
(1)	Grants vest semi-annually over four years.
(2)	Grants vest between two and three years.

During the six months ended June 30, 2021, Qurate Retail granted to employees and directors 4.7 million RSUs of QRTEA, which RSUs have a GDFV of $12.93 per share and generally vest annually over four years. In connection with our Chairman’s employment agreement, during the six months ended June 30, 2021, Qurate Retail granted 229 thousand performance-based RSUs of QRTEA to our Chairman. The Series A RSUs had a GDFV of $12.90 per share at the time they were granted and will cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. As a result of the Letter Agreement discussed in Note 8, during the six months ended June 30, 2021, Qurate Retail granted 1.1 million time-based RSAs of Series B Qurate Retail common stock (“QRTEB”) to our Chairman, which RSAs have a GDFV of $13.65 per share and vest in two equal tranches on December 10, 2024 and June 3, 2026, subject to earlier vesting under certain circumstances.  During the six months ended June 30, 2021, Qurate Retail also granted 423 thousand performance-based RSUs and 423 thousand time-based RSUs of QRTEA to our chief executive officer (“CEO”).  Both the performance-based and time-based Series A RSUs had a GDFV of $12.90 per share at the time they were granted. The time-based RSUs vest on December 10, 2021, and the performance-based RSUs will cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	40,553	$10.61
Granted	1,037	$12.92
Exercised	(1,919)	$6.26
Forfeited/Cancelled	(2,683)	$12.89
Outstanding at June 30, 2021	36,988	$10.73	3.8	years	$129
Exercisable at June 30, 2021	21,354	$14.07	2.6	years	$19

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	3,243	$15.39
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(1,335)	$16.93
Outstanding at June 30, 2021	1,908	$14.31	2.3	years	$—
Exercisable at June 30, 2021	1,908	$14.31	2.3	years	$—

As of June 30, 2021, Qurate Retail had 13.0 million QRTEA RSUs and 1.1 million QRTEB RSAs outstanding with a weighted average GDFV of $9.77 and $13.65 per share, respectively.

As of June 30, 2021, the total unrecognized compensation cost related to unvested Awards was approximately $139 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.3 years.

As of June 30, 2021, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 37.0 million shares of QRTEA and 1.9 million shares of QRTEB common stock.

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

Excluded from diluted EPS for both of the three months ended June 30, 2021 and 2020 are 22 million potential common shares, because their inclusion would have been antidilutive. Excluded from diluted EPS for both of the six months ended June 30, 2021 and 2020 are 22 million potential common shares, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	number of shares in millions
Basic WASO	410	417	410	416
Potentially dilutive shares	13	1	13	2
Diluted WASO	423	418	423	418

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2021			December 31, 2020
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$383	383	—	290	290	—
Indemnification asset	$385	—	385	345	—	345
Financial instrument asset	$107	—	107	23	—	23
Debt	$1,922	—	1,922	1,750	—	1,750

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments and derivative instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

The indemnification asset relates to Liberty Broadband’s agreement to indemnify Liberty Interactive LLC (“LI LLC”) and pertains to the ability of holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the “1.75% Exchangeable Debentures”) to exercise their exchange right according to the terms of the debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the condensed consolidated balance sheets as of June 30, 2021 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2).  As of June 30, 2021, a holder of the 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification asset is included as a current asset in our condensed consolidated balance sheet as of that date.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Equity securities	43	—	50	(4)
Exchangeable senior debentures	(179)	(30)	(133)	(80)
Indemnification asset	93	35	41	13
Other financial instruments	62	18	102	(44)
	$19	23	60	(115)

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a gain of $24 million and a loss of $90 million for the three months ended June 30, 2021 and 2020, respectively, and a loss of $44 million and a gain of $129 million for the six months ended June 30, 2021 and 2020, respectively.  The cumulative change was a gain of $149 million as of June 30, 2021.

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	Zulily	Other	Total

	amounts in millions
Balance at January 1, 2021	$5,228	921	477	12	6,638
Foreign currency translation adjustments	—	(31)	—	—	(31)
Balance at June 30, 2021	$5,228	890	477	12	6,607

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $85 million and $94 million for the three months ended June 30, 2021 and 2020, respectively, and $167 million and $185 million for the six months ended June 30, 2021 and 2020, respectively. Based on its amortizable intangible assets as of June 30, 2021, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2021	$198
2022	$287
2023	$158
2024	$91
2025	$51

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	June 30, 2021	June 30, 2021	December 31, 2020

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	285	285
8.25% Senior Debentures due 2030	505	502	502
4% Exchangeable Senior Debentures due 2029	429	361	362
3.75% Exchangeable Senior Debentures due 2030	432	349	346
1.75% Exchangeable Senior Debentures due 2046	332	705	649
Subsidiary level notes and facilities
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 4.75% Senior Secured Notes due 2027	575	575	575
QVC 4.375% Senior Secured Notes due 2028	500	500	500
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
3.5% Exchangeable Senior Debentures due 2031	214	507	393
QVC Bank Credit Facilities	77	77	—
Deferred loan costs	—	(46)	(49)
Total consolidated Qurate Retail debt	$6,726	7,188	6,936
Less current classification		(1,922)	(1,750)
Total long-term debt		$5,266	5,186

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

During the six months ended June 30, 2021, Zulily borrowed $77 million under the Fourth Amended and Restated Credit Agreement, and the interest rate was 1.6% at June 30, 2021. Availability under the Fourth Amended and Restated Credit Agreement at June 30, 2021 was $2,851 million, including the portion available under the $400 million tranche that Zulily may also borrow on.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of June 30, 2021 the Company’s exchangeable debentures have been classified as current because the Company does not own shares to redeem the debentures or they are currently redeemable. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event. Although we do not own shares underlying certain of the exchangeable senior debentures, the Company has entered into certain derivative transactions in order to hedge against upward price fluctuations on certain shares.  Such derivative instruments are recognized in the other current assets line item in the condensed consolidated balance sheets, and are marked to fair value each reporting period. The changes in fair value are recognized in the realized and unrealized gains (losses) on financial instruments, net line item in the condensed statement of operations.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at June 30, 2021.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2021 are as follows (amounts in millions):

Senior debentures	$908
QVC senior secured notes	$4,708

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at June 30, 2021.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Preferred Stock

On September 14, 2020, Qurate Retail issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,619,560 shares of Preferred Stock issued and outstanding at June 30, 2021.

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

(8) Related Party Transactions with Officers and Directors

Malone Stock Exchange and Maffei Arrangements

On May 18, 2021, Gregory B. Maffei, the Chairman of the Board and a director of the Company, delivered a written offer (the “Offer”) to John C. Malone, a director of Qurate Retail, to acquire all of the outstanding shares of QRTEB beneficially owned by Mr. Malone, his wife Leslie Malone and certain trusts for the benefit of Mr. Malone, Mrs. Malone and/or their children (the “Malone Group,” and such shares, the “Subject Shares”) at a per share price of $14.00 payable in cash, securities or such other form of consideration as to which Mr. Maffei and Mr. Malone might mutually agree. The transfer by the Malone Group of the Subject Shares was subject to the terms of that certain call agreement, dated February 9, 1998 (the “Call Agreement”), among Qurate Retail, as successor-in-interest to the assignee of Tele-Communications, Inc., a Delaware corporation, Mr. Malone and Mrs. Malone, which provided Qurate Retail with the right to acquire all, but not less than all, of the Subject Shares at a per share price equal to the lower of (x) the Offer price or (y) 110% of the average closing prices of a share of QRTEA for the 30 consecutive trading days ending on May 17, 2021 (with the price calculated pursuant to clause (y) equal to $13.62 per share (the “Call Price”)) (the “Call Right”). As previously disclosed, on May 18, 2021, Mr. Malone provided written notice to Qurate Retail of his desire to accept the Offer, subject to the approval by the Board of Directors of the Company of the transactions contemplated thereby for purposes of Section 203 of the General Corporation Law of the State of Delaware, pursuant to the terms of the Call Agreement. However, in the event the Company determined to exercise the Call Right, Mr. Malone indicated a preference for the payment of the per share price in the form of shares of QRTEA such that he would continue to hold a substantial investment in the Company.

On June 2, 2021, Qurate Retail delivered written notice to Mr. Malone to exercise the Call Right and to pay the per share Call Price required by the Call Agreement in shares of QRTEA. On June 3, 2021, the Company and the Malone Group entered into a Stock Exchange Agreement (the “Malone Stock Exchange Agreement”) to effect the closing of the Call Right exercise, pursuant to which the Malone Group transferred to the Company an aggregate of 27,655,931 shares of QRTEB, and in exchange (the “Malone Exchange”), Qurate Retail issued to the Malone Group an aggregate of 30,421,522 shares of QRTEA. Under the terms of the Call Agreement, the aggregate Call Price converts into an equivalent ratio of 1.1 shares of QRTEA for each share of QRTEB with the aggregate number of shares of QRTEA issued to each member of the Malone Group rounded down to the nearest whole share.

On June 3, 2021, the Company, LMC and Mr. Maffei entered into a Waiver Letter and Amendment of Employment Agreement (the “Letter Agreement”), pursuant to which, among other things, Mr. Maffei (x) waived his rights to assert that Qurate Retail’s exercise of the Call Right, the transactions to be consummated pursuant to the Malone Stock Exchange Agreement or the resulting reduction in the Malone Group’s voting power with respect to Qurate Retail (collectively, the “Specified Events”) would constitute a “Change in Control” or “Good Reason,” in each case, as defined in the Executive Employment Agreement, dated as of December 13, 2019, by and between LMC and Mr. Maffei (the “Employment Agreement”), with respect to Qurate Retail, and agreed not to terminate his employment with Qurate Retail for “Good Reason” in connection with or arising out of the Option Cancellation (as defined below) or any of the Specified Events, and (y) consented to the cancellation (the “Option Cancellation”) of stock option awards to purchase shares of QRTEB that had been granted to Mr. Maffei on each of December 24, 2014, and March 31, 2015 for 1,137,228 shares at an exercise price of $16.97 per share, and 197,783 shares at an exercise price of $16.71 per share, respectively.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In consideration for the foregoing, pursuant to the Letter Agreement, (i) Mr. Maffei received a grant of 1,101,321 restricted shares of QRTEB that are scheduled to vest, subject to Mr. Maffei’s continued employment with the Company, in two equal tranches on December 10, 2024 and the fifth anniversary of the grant date, subject to earlier vesting under certain circumstances, and (ii) Qurate Retail agreed that the portion of the Annual Equity Awards (as defined in the Employment Agreement) to be granted by Qurate Retail to Mr. Maffei pursuant to Section 4.11 of the Employment Agreement for calendar years 2022, 2023 and 2024 shall be granted with respect to the QRTEB.

Exchange and Cap. Also, on June 3, 2021, the Company and Mr. Maffei also entered into a Stock Exchange Agreement (the “Maffei Stock Exchange Agreement”) pursuant to which, among other things: (i) on June 3, 2021, Mr. Maffei transferred to Qurate Retail an aggregate of 5,378,308 shares of QRTEA, and in exchange Qurate Retail issued to Mr. Maffei an equivalent number of shares of QRTEB; (ii) Qurate Retail agreed that on the terms and subject to the conditions of the Maffei Stock Exchange Agreement, Mr. Maffei, at his option (during the six-month period following the vesting of the performance-based restricted stock unit award granted to Mr. Maffei on March 10, 2021), may transfer to the Company the number of shares of QRTEA actually received by Mr. Maffei upon vesting of such performance-based restricted stock unit award in exchange for an equivalent number of newly-issued shares of QRTEB (the “Subsequent Exchange”); (iii) Mr. Maffei agreed that until December 31, 2024 (the “Cap Period”), which is also the end of the current term of his employment as set forth in the Employment Agreement, he will not, and will not authorize or permit any of his affiliates that he controls (“Controlled Affiliates”) to, acquire or agree to acquire (or announce publicly an intent to acquire) by purchase or otherwise, beneficial ownership of voting securities of the Company (or direct or indirect rights or options to acquire any such voting securities) if, after giving effect to any such acquisition of securities, the aggregate voting power of the Company’s voting securities beneficially owned by Mr. Maffei and his Controlled Affiliates would exceed 20.0% of the voting power of all of the outstanding voting securities (assuming, for purposes of this calculation that all voting securities beneficially owned by Mr. Maffei which are not outstanding are included in the calculation) (the “Cap”); and (iv) the foregoing transactions by which Mr. Maffei and certain of his related persons became an “interested stockholder” were approved for purposes of Section 203 of the General Corporation Law of the State of Delaware. The Cap is subject to certain terms and exceptions, as described in the Maffei Stock Exchange Agreement.  In addition, Mr. Maffei and his Controlled Affiliates may not transfer voting securities of Qurate Retail to any other Controlled Affiliate of Mr. Maffei unless such transferee has agreed to be bound by the terms of the Maffei Stock Exchange Agreement.

CEO Employment Agreement

On July 12, 2021, the compensation committee of the board of directors of Qurate Retail approved the Company’s entry into an employment agreement with David Rawlinson II, effective July 12, 2021. Effective August 1, 2021, Mr. Rawlinson will serve as President and Chief Executive Officer-Elect of Qurate Retail, with Mike George (current President and Chief Executive Officer) continuing as Chief Executive Officer, and effective October 1, Mr. Rawlinson will serve as President and Chief Executive Officer of Qurate Retail, with Mr. George assuming the role of Senior Advisor. Mr. George will resign from the board of directors effective January 1, 2022, at which time Mr. Rawlinson is expected to join the Board.  With respect to his roles at Qurate Retail and QVC, Mr. George will step down as President effective August 1, 2021 and as Chief Executive Officer effective October 1, 2021.

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

For the six months ended June 30, 2021, Qurate Retail has identified the following operating segments as its reportable segments:

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

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	June 30, 2021
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$775	309	120	284	1,488
Apparel	359	127	162	43	691
Beauty	294	193	16	—	503
Accessories	272	71	77	—	420
Electronics	167	32	3	—	202
Jewelry	76	54	12	—	142
Other revenue	46	5	7	—	58
Total Revenue	$1,989	791	397	327	3,504

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Six months ended
	June 30, 2021
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$1,550	633	243	490	2,916
Apparel	649	253	297	87	1,286
Beauty	580	357	35	—	972
Accessories	510	137	152	—	799
Electronics	368	65	7	—	440
Jewelry	174	114	26	—	314
Other revenue	94	6	14	—	114
Total Revenue	$3,925	1,565	774	577	6,841

	Three months ended
	June 30, 2020
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$803	286	130	242	1,461
Apparel	302	100	144	35	581
Beauty	325	186	17	—	528
Accessories	245	63	111	—	419
Electronics	217	31	4	—	252
Jewelry	82	47	9	—	138
Other revenue	36	—	7	—	43
Total Revenue	$2,010	713	422	277	3,422

	Six months ended
	June 30, 2020
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$1,484	543	211	383	2,621
Apparel	601	201	264	71	1,137
Beauty	613	331	33	—	977
Accessories	457	121	187	—	765
Electronics	391	53	7	—	451
Jewelry	180	96	22	—	298
Other revenue	76	3	14	—	93
Total Revenue	$3,802	1,348	738	454	6,342

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

Adjusted OIBDA is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	amounts in millions
QxH	$391	388	740	681
QVC International	144	119	287	216
Zulily	9	45	15	47
Corporate and other	37	13	56	5
Consolidated Qurate Retail	$581	565	1,098	949

Other Information

	June 30, 2021
	Total assets	Capital expenditures

	amounts in millions
QxH	$12,243	81
QVC International	2,315	13
Zulily	1,036	11
Corporate and other	1,312	5
Consolidated Qurate Retail	$16,906	110

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Adjusted OIBDA	$581	565	1,098	949
Stock-based compensation	(19)	(16)	(35)	(27)
Depreciation and amortization	(129)	(144)	(257)	(286)
Operating income (loss)	$433	405	806	636
Interest expense	(118)	(95)	(235)	(192)
Share of earnings (loss) of affiliates, net	(22)	(28)	(54)	(64)
Realized and unrealized gains (losses) on financial instruments, net	19	23	60	(115)
Other, net	(23)	(12)	(10)	1
Earnings (loss) before income taxes	$289	293	567	266

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

Zulily has seen increased freight surcharges from China due to COVID-19 and in concert with QVC has made work accommodations in its fulfillment centers which has resulted in an increase in labor expense.  Zulily has also incurred additional expenses to clean its fulfillment centers and office buildings. In addition, Zulily management cut travel expenses, and reduced capital expenditures due to uncertainty created by COVID-19.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating.  As a result, beginning at the end of the first quarter of 2020 and continuing through the first quarter of 2021, QVC observed an increase in new customers and an increase in demand for certain categories, such as home. Beginning in the second quarter of 2021, QVC observed a decline in new customers and a decline in demand for its home product category, while also seeing an increase in demand for its apparel product category.

As a result, for the three and six months ended June 30, 2020, QVC management had increased the amounts of certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through our installment payment option, inventory obsolescence due to decreased demand for certain categories, such as apparel, and sales returns due to our extended return policy. There were no remaining estimated reserves as of December 31, 2020 and June 30, 2021 as a direct result of COVID-19.

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

During the second quarter of 2021, QVC began to see increased product shortages as a result of high market demand in some product categories such as home and electronics, which impacted its ability to offer certain goods to its customers. In addition, QVC began to see increased inflationary pressures during the period. If these pressures persist, it may result in certain increased costs outpacing QVC’s pricing power in the near term.

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

Early decisions by the Biden Administration confirm continuity of a bipartisan consensus in the U.S. government favoring increased confrontation of China in trade practices and economic matters, national security and human rights. The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair QVC’s ability to meet customer demand and could result in lost sales or an increase in QVC’s cost of merchandise, which would have a material adverse impact on QVC’s business and results of operations.

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

Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Revenue
QxH	$1,989	2,010	3,925	3,802
QVC International	791	713	1,565	1,348
Zulily	397	422	774	738
Corporate and other	327	277	577	454
Consolidated Qurate Retail	$3,504	3,422	6,841	6,342

Operating Income (Loss)
QxH	$295	280	552	470
QVC International	127	101	251	181
Zulily	(15)	20	(33)	—
Corporate and other	26	4	36	(15)
Consolidated Qurate Retail	$433	405	806	636

Adjusted OIBDA
QxH	$391	388	740	681
QVC International	144	119	287	216
Zulily	9	45	15	47
Corporate and other	37	13	56	5
Consolidated Qurate Retail	$581	565	1,098	949

Revenue.    Consolidated Qurate Retail revenue increased 2.4% or $82 million and 7.9% or $499 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year.  The increase in the three months ended June 30, 2021 was due to increased revenue at QVC International of $78 million, increased revenue in the Corporate and other segment of $50 million, partially offset by decreased revenue at Zulily of $25 million and decreased revenue at QxH of $21 million compared to the same period in the prior year. The increase in Corporate and other revenue was due to an increase in revenue at Cornerstone due to strong customer response in the home décor, textiles, interior furnishings and outdoor categories.  The increase in the six months ended June 30, 2021 was due to increased revenue at QVC International of $217 million, increased revenue at QxH of $123 million, increased revenue in the Corporate and other segment of $123 million and increased revenue at Zulily of $36 million, compared to the same period in the prior year. The increase in Corporate and other revenue was due to an increase in revenue at Cornerstone due to growth in home and casual apparel.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $19 million and $16 million of stock-based compensation for the three months ended June 30, 2021 and 2020, respectively, and $35 million and $27 million of stock-based compensation for the six months ended June 30, 2021 and 2020, respectively. The increase of $3 million for the three months ended June 30, 2021 was primarily due to increases at QxH.  The increase of $8 million for the six months ended June 30, 2021 was primarily due to increases at QxH and at the corporate level. As of June 30, 2021, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $139 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

Operating income.    Our consolidated operating income increased $28 million and $170 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increase in operating results for the three months ended June 30, 2021 was primarily due to an increase in operating income at QVC International of $26 million, an increase in operating income at QxH of $15 million, and an increase in operating income at the Corporate and other segment of $22 million, partially offset by decreased operating income at Zulily of $35 million, compared to the corresponding period in the prior year.  Operating income in the Corporate and other segment increased for the three months ended June 30, 2021, as compared to the corresponding period in the prior year, primarily related to strong revenue performance and expanding gross margins at Cornerstone. The increase for the six months ended June 30, 2021 was primarily due to an increase in operating income at QxH of $82 million, an increase in operating income at QVC International of $70 million, and an increase in operating income at the Corporate and other segment of $51 million, partially offset by an increase in operating losses at Zulily of $33 million compared to the same period in the prior year. Operating income in the Corporate and other segment increased for the six months ended June 30, 2021, as compared to the corresponding period in the prior year, primarily related to strength in revenue performance and lower promotional activity across the portfolio resulting in better margin performance at Cornerstone. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Operating income (loss)	$433	405	806	636
Depreciation and amortization	129	144	257	286
Stock-based compensation	19	16	35	27
Adjusted OIBDA	$581	565	1,098	949

Consolidated Adjusted OIBDA increased 2.8% or $16 million and 15.7% or $149 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year.  The increase in Adjusted OIBDA for the three months ended June 30, 2021 was primarily due to an increase at QVC International of $25 million, an increase at Corporate and other of $24 million, and an increase at QxH of $3 million, partially offset by a decrease at Zulily of $36 million compared to the corresponding period in the prior year.  The change in the Corporate and other segment for the three months ended June 30, 2021 was primarily due to strong revenue performance and expanding gross margins at Cornerstone. The increase in Adjusted OIBDA for the six months ended June 30, 2021 was primarily due to an increase at QVC International of $71 million, an increase at QxH of $59 million, and an increase at Corporate and other of $51 million, partially offset by a decrease at Zulily of $32 million compared to the corresponding period in the prior year.  The change in the Corporate and other segment for the six months ended June 30, 2021 was primarily due to strength in revenue performance and lower promotional activity across the portfolio resulting in better margin performance at Cornerstone. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions

Interest expense	$(118)	(95)	(235)	(192)
Share of earnings (losses) of affiliates	(22)	(28)	(54)	(64)
Realized and unrealized gains (losses) on financial instruments, net	19	23	60	(115)
Other, net	(23)	(12)	(10)	1
Other income (expense)	$(144)	(112)	(239)	(370)

Interest expense.    Interest expense increased $23 million and $43 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increases were primarily related to dividends incurred and paid related to our 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”) recorded through interest expense due to the accounting treatment.

Share of earnings (losses) of affiliates.   Share of losses of affiliates decreased $6 million and $10 million for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year.  The losses decreased during the three and six months ended June 30, 2021 due to improved results at the Company’s alternative energy entities. These entities typically operate at a loss and the Company records its share of such losses but have favorable tax attributes and credits, which are recorded in the Company’s tax accounts.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Equity securities	43	—	50	(4)
Exchangeable senior debentures	(179)	(30)	(133)	(80)
Indemnification asset	93	35	41	13
Other financial instruments	62	18	102	(44)
	$19	23	60	(115)

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The decrease in realized and unrealized gains for the three months ended June 30, 2021, compared to the corresponding period in the prior year, was primarily driven by unrealized losses on the exchangeable senior debentures driven by more growth in stock prices of the securities underlying the debentures than the prior year, partially offset by an increase in unrealized gains on the indemnification asset (described in note 4 of the accompanying condensed consolidated financial statements), an increase in unrealized gains related to derivative instruments and unrealized gains related to the initial public offering of an equity security.  The increase in realized and unrealized gains for the six months ended June 30, 2021, compared to the corresponding period in the prior year, was primarily driven by an increase in unrealized gains related to derivative instruments, an increase in unrealized gains related to the initial public offering of an equity security, and an increase in unrealized gains on the indemnification asset, partially offset by unrealized losses on the exchangeable senior debentures driven by more growth in stock prices of the securities underlying the debentures than the prior year.

Other, net. Other, net loss increased $11 million for both of the three and six months ended June 30, 2021, compared to the corresponding periods in the prior year. The increased losses in both periods were primarily the result of increased tax sharing expense with Liberty Broadband Corporation (“Liberty Broadband”) and foreign exchange losses, partially offset by a gain on the sale of fixed assets.

Income taxes. We had income tax expense of $39 million and $59 million for the three months ended June 30, 2021 and 2020, respectively, and income tax expense of $93 million and $41 million for the six months ended June 30, 2021 and 2020, respectively. Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended June 30, 2021 due to tax benefits from tax credits generated by our alternative energy investments and from the accrual of non-deductible equity distributions related to the indemnification agreement between Liberty Broadband and Qurate Retail, partially offset by state and foreign income tax expense.  Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended June 30, 2020 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by an increase in the valuation allowance against certain deferred tax assets, and foreign and state taxes. Income tax expense was lower than the U.S. statutory tax rate of 21% during the six months ended June 30, 2021 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by state and foreign income tax expense.  Income tax expense was lower than the U.S. statutory tax rate of 21% during the six months ended June 30, 2020 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by an increase in the valuation allowance against certain deferred tax assets and foreign taxes.

Net earnings. We had net earnings of $250 million and $234 million for the three months ended June 30, 2021 and 2020, respectively, and net earnings of $474 million and $225 million for the six months ended June 30, 2021 and 2020, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2021, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of June 30, 2021, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$737
Zulily	13
Corporate and other	200
Total Qurate Retail	$950

Borrowing capacity
amount in millions
Fourth Amended and Restated Credit Facility	$2,851

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of June 30, 2021, the Company had approximately $311 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the United States. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 67% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Six months ended
	June 30,
	2021	2020

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$702	1,198
Net cash provided (used) by investing activities	$(379)	(166)
Net cash provided (used) by financing activities	$(164)	(754)

During the six months ended June 30, 2021, Qurate Retail's primary uses of cash were expenditure for television distribution rights of $170 million, investments in and loans to cost and equity method investments of $139 million, capital expenditures of $110 million, repurchases of Series A Qurate Retail common stock of $105 million, and derivative payments to the counterparty of $81 million, partially offset by net debt borrowings of $72 million, proceeds from the sale of fixed assets of $40 million, and derivative proceeds from counterparties of $24 million.

The projected uses of Qurate Retail cash for the remainder of 2021 are continued capital improvement spending between $150 million and $180 million, debt service payments (including approximately $170 million for interest payments on outstanding debt), the potential buyback of common stock under the approved share buyback program, payment of dividends to the holders of the Preferred Stock and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses

QVC.  QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the U.S., QVC’s televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC 2, QVC 3, HSN and HSN2. QVC U.S. programming is also available on QVC.com and HSN.com, QVC’s U.S. websites; virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV, and You Tube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire and Xfinity Flex; mobile applications; social pages and over-the-air broadcasters.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2021 and 2020, QVC-Japan paid dividends to Mitsui of $31 million and $30 million, respectively.

QVC's operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Net revenue	$2,780	2,723	5,490	5,150
Cost of sales	(1,755)	(1,735)	(3,513)	(3,319)
Operating expenses	(196)	(187)	(382)	(364)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(294)	(294)	(568)	(570)
Adjusted OIBDA	535	507	1,027	897
Stock-based compensation	(11)	(10)	(20)	(16)
Depreciation and amortization	(102)	(116)	(204)	(230)
Operating income	$422	381	803	651

Net revenue was generated in the following geographical areas:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
QxH	$1,989	2,010	3,925	3,802
QVC International	791	713	1,565	1,348
Consolidated QVC	$2,780	2,723	5,490	5,150

QVC's consolidated net revenue increased 2.1% and 6.6% for the three and six months ended June 30, 2021, as compared to the corresponding period in the prior year. The three month increase in net revenue is primarily due to a 3.2% increase in units shipped, a $13 million decrease in estimated product returns primarily driven by QxH, a $5 million increase in shipping and handling revenue and $42 million in favorable foreign exchange rates, which was partially offset by a 1.9% decline in average selling price per unit ("ASP"), primarily driven by QxH. The six month increase in net revenue is primarily due to a 5.5% increase in units shipped, a $40 million decrease in estimated product returns primarily driven by QxH, a $14 million increase in shipping and handling revenue and $89 million in favorable foreign exchange rates, which was partially offset by a 0.4% decline in ASP, primarily driven by QxH.

During the six months ended June 30, 2021 and 2020, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Six months ended
	June 30, 2021			June 30, 2021
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(1.0)%	—%	(1.0)%	3.2%	—%	3.2%
QVC International	10.9%	5.9%	5.0%	16.1%	6.7%	9.4%

The decrease in QxH net revenue for the three months ended June 30, 2021 was primarily due to a 6.1% decline in ASP which was partially offset by a 4.5% increase in units shipped, a $9 million decrease in estimated product returns and a $5 million increase in shipping and handling revenue. For the three months ended June 30, 2021, QxH experienced shipped sales declines in electronics, beauty, home and jewelry with growth in all other categories. For the six months ended June 30, 2021, QxH net revenue increased due to a 6.1% increase in units shipped, a $39 million decrease in estimated product returns and an $11 million increase in shipping and handling revenue, partially offset by a 4.4% decline in ASP. For the six months ended June 30, 2021, QxH experienced shipped sales growth in home, apparel and accessories with declines in all other categories. The decrease in estimated product returns for the three months ended June 30, 2021 was primarily due to a decrease in sales volume. The decrease in estimated product returns for the six months ended June 30, 2021 was primarily driven by a shift in product mix to the lower return rate category of home, partially offset by an increase in sales volume.

QVC International net revenue growth in constant currency for the three months ended June 30, 2021 was primarily due to a 3.2% increase in ASP, driven by ASP increases across all markets except Germany and Italy, and a slight increase in units shipped, driven by increases in units shipped in Japan and Germany. For the three months ended June 30, 2021, QVC-International experienced shipped sales growth in constant currency across all product categories. QVC-International net revenue growth in constant currency for the six months ended June 30, 2021 was primarily due to a 3.5% increase in ASP, driven by ASP increases across all markets, and a 4.1% increase in units shipped, driven by increases in units shipped across all markets except for the U.K. For the six months ended June 30, 2021, QVC-International experienced shipped sales growth in constant currency across all product categories.

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

QVC's cost of sales as a percentage of net revenue was 63.1% and 64.0% for three and six months ended June 30, 2021, respectively, compared to 63.7% and 64.4% for the three and six months ended June 30, 2020, respectively. The decrease in cost of goods sold as a percentage of revenue for the three and six months ended June 30, 2021 is primarily due to favorable estimated product returns at QxH and Germany, strategic promotional and pricing initiatives, which decreased product costs as a percentage of net revenue in Germany and Japan, a shift in product mix to higher margin category of apparel and decreased obsolescence as a result of less aged inventory at QxH. These decreases were partially offset by increased freight charges and warehouse expenses at QxH.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $9 million and $18 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year.  The three month increase is primarily due to a $4 million increase in customer service expenses primarily at QxH, a $3 million increase in commissions, primarily at QxH and to a lesser extent, Japan, and a $3 million increase due to unfavorable exchange rates.  The six month increase is primarily due to an $8 million increase in customer service expenses primarily at QxH, a $4 million increase in commissions, primarily at QxH and to a lesser extent, Japan, and a $6 million increase due to unfavorable exchange rates.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses were flat and decreased $2 million for the three and six months ended June 30, 2021, as compared to the same periods in the prior year, and as a percentage of net revenue, decreased from 10.8% to 10.6% and from 11.1% to 10.3% for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. For the three months ended June 30, 2021, there was a $20 million decrease in credit losses, primarily at QxH, and a $7 million decrease in personnel costs, primarily at QxH. These decreases were offset by a $20 million increase in online marketing primarily at QxH and a $7 million increase due to unfavorable exchange rates.

For the six months ended June 30, 2021, the decrease was primarily due to a $45 million decrease in credit losses, primarily at QxH, and a $4 million decrease in personnel costs, primarily at QxH. These decreases were offset by a $38 million increase in online marketing primarily at QxH and an $11 million increase due to unfavorable exchange rates.  The decrease to estimated credit losses for the three and six months ended June 30, 2021 was due to a decrease in the number of installment counts offered to and taken by customers, an increase to our reserve as a result of COVID-19 for the three and six months ended June 30, 2020, favorable adjustments based on actual collections and enhanced risk screening. The decrease related to personnel costs for the three and six months ended June 30, 2021 was primarily due to a reduction of severance and a work from home allowance as a result of COVID-19, which were both recorded in the second quarter of 2020.

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $11 million and $20 million of stock-based compensation expense for the three and six months ended June 30, 2021, respectively, and $10 million and $16 million for the three and six months ended

June 30, 2020, respectively. The increase in stock compensation expense for the six months ended June 30, 2021 is primarily related to certain officers not reaching performance targets for restricted stock units for the six months ended June 30, 2020.

Depreciation and amortization decreased $14 million and $26 million for the three and six months ended June 30, 2021 and included $15 million and $16 million of acquisition related amortization for the three months ended June 30, 2021 and 2020, respectively, and $31 million and $33 million of acquisition related amortization for the six months ended June 30, 2021 and 2020, respectively. Channel placement amortization decreased due to certain channel placement agreements becoming fully amortized.

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

Zulily's stand-alone operating results for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Net revenue	$397	422	774	738
Costs of sales	(301)	(308)	(589)	(548)
Operating expenses	(10)	(11)	(20)	(20)
SG&A expenses (excluding stock-based compensation)	(77)	(58)	(150)	(123)
Adjusted OIBDA	9	45	15	47
Stock-based compensation	(4)	(5)	(8)	(7)
Depreciation and amortization	(20)	(20)	(40)	(40)
Operating income (loss)	$(15)	20	(33)	—

Zulily's consolidated net revenue decreased 5.9% and increased 4.9% for the three and six months ended June 30, 2021, as compared to the corresponding period in the prior year. The decrease in net revenue for the three months ended June 30, 2021 was primarily related to a decrease of 8.6% in total units shipped despite a 5.7% increase in active customers driven by the surge in the prior year’s demand for online shopping and Zulily’s merchandise, partially offset by a 4.3% increase in ASP primarily to offset shipping costs.  The increase in net revenue for the six months ended June 30, 2021 was primarily related to a 4.4% increase in ASP, coupled with an increase of 1.8% in total units shipped.

Zulily's cost of sales as a percentage of net revenue was 75.8% and 73.0% for the three months ended June 30, 2021 and 2020, respectively, and 76.1% and 74.3% for the six months ended June 30, 2021 and 2020, respectively.  For the three months ended June 30, 2021, the increase was primarily due to higher shipping costs. For the six months ended June 30, 2021, the increase was primarily due to higher shipping costs, partially offset by favorable product margin.

Operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three months ended June 30, 2021, operating expenses decreased slightly compared to the corresponding period in the prior year due to decreased sales volumes.  For the six months ended June 30, 2021, operating expenses remained flat compared to the corresponding period in the prior year.

Zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended June 30, 2021, as a percentage of net revenue, these expenses increased from 13.7% to 19.4% and for the six months ended June 30, 2021, as a percentage of net revenue, these expenses increased from 16.7% to 19.4%. The increases were primarily attributable to an increase in marketing spend, coupled with the prior year’s recognition of a $10 million reduction in a sales tax accrual which was originally recorded at the acquisition date.

Zulily’s total depreciation and amortization expense remained flat for the three and six months ended June 30, 2021, as compared to the corresponding periods in the prior year.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QxH and QVC International	$ NA	NA %	$4,664	4.9%
Zulily	$77	1.6%	$—	—%
Corporate and other	$—	—%	$1,985	5.3%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the six months ended June 30, 2021 would have been impacted by approximately $3 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

We periodically assess the effectiveness of our derivative financial instruments. With regard to interest rate swaps, we monitor the fair value of interest rate swaps as well as the effective interest rate of the interest rate swap yields, in comparison to historical interest rate trends. We believe that any losses incurred with regard to interest rate swaps would be largely offset by the effects of interest rate movements on the underlying debt facilities. These measures allow our management to evaluate the success of our use of derivative instruments and to determine when to enter into or exit from derivative instruments.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

In May 2021, QVC completed the implementation of the initial phase of its new Enterprise Resource Planning (“ERP”) system, which has enabled standardization, modernization and best practice in QVC’s financial processes across its global markets and most brands. As a result of the implementation of phase one of a new ERP system, QVC revised and updated certain process-level and information technology general controls.

Except as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In May 2019, the board authorized the repurchase of $500 million of Series A Qurate Retail common stock (“QRTEA”) or Series B Qurate Retail common stock (“QRTEB”). In August 2021, the board authorized the repurchase of $500 million of QRTEA or QRTEB.

	Series A Qurate Retail Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
April 1 - 30, 2021	2,672,470	$12.05	2,672,470	$354	million
May 1 - 31, 2021	1,263,083	$12.23	1,263,083	$338	million
June 1 - 30, 2021	1,261,627	$13.20	1,261,627	$321	million
Total	5,197,180	$12.37	5,197,180

There were no repurchases of QRTEB or Preferred Stock during the three months ended June 30, 2021 under the Company’s share repurchase program.

During the three months ended June 30, 2021, no shares of QRTEA, QRTEB or Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock,  restricted stock units, and options.

II-1

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Stock Exchange Agreement, dated June 3, 2021, among John C. Malone, Leslie A. Malone, The John C. Malone 1995 Revocable Trust, The Leslie A. Malone 1995 Revocable Trust, The Tracy M. Neal Trust A, The Evan D. Malone Trust A and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2021 (File No. 001-33982) (the “June 8-K”)).

10.2	Stock Exchange Agreement, dated June 3, 2021, between Gregory B. Maffei and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.2 to the June 8-K).
10.3

Waiver Letter and Amendment of Employment Agreement, dated June 3, 2021, among Gregory B. Maffei, Liberty Media Corporation and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.3 to the June 8-K).

10.4

Restricted Share Award Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended, dated as of June 3, 2021, by and between Qurate Retail, Inc. and Gregory B. Maffei. (incorporated by reference to Exhibit 10.4 to the June 8-K).

10.5

Employment Agreement, effective as of July 12, 2021, by and between David Rawlinson and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2021 (File No. 001-33982)).

10.6	Form of Performance-Based Restricted Stock Units Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Michael George.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of Qurate Retail, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith
**	Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QURATE RETAIL, INC.
Date: August 6, 2021	By:	/s/ MICHAEL A.GEORGE
Michael A. George Chief Executive Officer
Date: August 6, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3