Form 10-Q
period 2021-09-30
Qurate Retail, Inc.
filed 2021-11-04
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of October 31, 2021 was:

Series A common stock	388,566,013
Series B common stock	8,177,190

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2021	2020

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$798	806
Trade and other receivables, net of allowance for doubtful accounts of $103 million and $132 million, respectively	1,185	1,640
Inventory, net	1,742	1,301
Indemnification agreement receivable	394	345
Other current assets	418	473
Total current assets	4,537	4,565
Property and equipment, net	1,196	1,300
Intangible assets not subject to amortization (note 5):
Goodwill	6,592	6,638
Trademarks	3,168	3,168
	9,760	9,806
Intangible assets subject to amortization, net (note 5)	794	779
Other assets, at cost, net of accumulated amortization	673	549
Total assets	$16,960	16,999

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2021	2020

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$1,238	1,305
Accrued liabilities	1,034	1,418
Current portion of debt, $1,983 million and $1,750 million measured at fair value (note 6)	1,983	1,750
Other current liabilities	190	231
Total current liabilities	4,445	4,704
Long-term debt (note 6)	5,311	5,186
Deferred income tax liabilities	1,318	1,359
Preferred stock (note 7)	1,260	1,249
Other liabilities	712	768
Total liabilities	13,046	13,266
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 391,202,469 shares at September 30, 2021 and 382,165,550 shares at December 31, 2020	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,177,190 shares at September 30, 2021 and 29,366,492 shares at December 31, 2020	—	—
Series C common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(60)	72
Retained earnings	3,822	3,522
Total stockholders' equity	3,766	3,598
Noncontrolling interests in equity of subsidiaries	148	135
Total equity	3,914	3,733
Commitments and contingencies (note 9)
Total liabilities and equity	$16,960	16,999

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions, except per share amounts
Total revenue, net	$3,144	3,383	9,985	9,725
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	2,069	2,178	6,504	6,328
Operating expense	204	203	627	605
Selling, general and administrative, including stock-based compensation (note 2)	458	455	1,378	1,323
Depreciation and amortization	139	141	396	427
	2,870	2,977	8,905	8,683
Operating income (loss)	274	406	1,080	1,042
Other income (expense):
Interest expense	(121)	(98)	(356)	(290)
Share of earnings (losses) of affiliates, net	(24)	(32)	(78)	(96)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	41	(12)	101	(127)
Gains (losses) on transactions, net	—	223	—	224
Other, net	—	(65)	(10)	(65)
	(104)	16	(343)	(354)
Earnings (loss) before income taxes	170	422	737	688
Income tax (expense) benefit	(20)	(70)	(113)	(111)
Net earnings (loss)	150	352	624	577
Less net earnings (loss) attributable to the noncontrolling interests	23	14	69	39
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$127	338	555	538

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.31	0.81	1.36	1.29
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.31	0.80	1.32	1.28

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Net earnings (loss)	$150	352	624	577
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(28)	49	(92)	45
Recognition of previously unrealized losses (gains) on debt, net	—	—	—	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(13)	(68)	(50)	31
Other comprehensive earnings (loss)	(41)	(19)	(142)	75
Comprehensive earnings (loss)	109	333	482	652
Less comprehensive earnings (loss) attributable to the noncontrolling interests	22	16	59	43
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$87	317	423	609

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2021	2020

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$624	577
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	396	427
Stock-based compensation	54	46
Share of (earnings) losses of affiliates, net	78	96
Realized and unrealized (gains) losses on financial instruments, net	(101)	127
(Gains) losses on transactions, net	—	(224)
Deferred income tax expense (benefit)	(35)	19
Other, net	15	52
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	439	720
Decrease (increase) in inventory	(453)	(63)
Decrease (increase) in prepaid expenses and other assets	85	69
(Decrease) increase in trade accounts payable	(48)	52
(Decrease) increase in accrued and other liabilities	(339)	(43)
Net cash provided (used) by operating activities	715	1,855
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(177)	(88)
Capital expenditures	(169)	(165)
Expenditures for television distribution rights	(184)	(41)
Cash proceeds from dispositions of investments	10	269
Proceeds from sale of fixed assets	40	—
Other investing activities, net	(3)	—
Net cash provided (used) by investing activities	(483)	(25)
Cash flows from financing activities:
Borrowings of debt	394	1,300
Repayments of debt	(284)	(2,077)
Repurchases of Qurate Retail common stock	(216)	—
Withholding taxes on net settlements of stock-based compensation	(25)	(3)
Payments for issuances of financial instruments	(107)	(25)
Proceeds from settlements of financial instruments	88	31
Dividends paid to noncontrolling interest	(46)	(46)
Dividends paid to common shareholders	(14)	(626)
Other financing activities, net	(9)	(18)
Net cash provided (used) by financing activities	(219)	(1,464)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(20)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	(7)	371
Cash, cash equivalents and restricted cash at beginning of period	814	681
Cash, cash equivalents and restricted cash at end of period	$807	1,052

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2021	2020

	in millions
Cash and cash equivalents	$798	806
Restricted cash included in other current assets	9	8
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$807	814

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$—	4	—	—	72	3,522	135	3,733
Net earnings (loss)	—	—	—	—	—	555	69	624
Other comprehensive earnings (loss)	—	—	—	—	(132)	—	(10)	(142)
Stock compensation	—	—	—	51	—	—	—	51
Series A Qurate Retail stock repurchases	—	—	—	(239)	—	—	—	(239)
Distribution to noncontrolling interest	—	—	—	—	—	—	(46)	(46)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(25)	—	—	—	(25)
Other	—	—	—	(46)	—	4	—	(42)
Reclassification	—	—	—	259	—	(259)	—	—
Balance at September 30, 2021	$—	4	—	—	(60)	3,822	148	3,914

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at June 30, 2021	$—	4	—	—	(20)	3,787	141	3,912
Net earnings (loss)	—	—	—	—	—	127	23	150
Other comprehensive earnings (loss)	—	—	—	—	(40)	—	(1)	(41)
Stock compensation	—	—	—	18	—	—	—	18
Series A Qurate Retail stock repurchases	—	—	—	(134)	—	—	—	(134)
Distribution to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Other	—	—	—	24	—	1	—	25
Reclassification	—	—	—	93	—	(93)	—	—
Balance at September 30, 2021	$—	4	—	—	(60)	3,822	148	3,914

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2020	$—	4	—	—	(55)	4,891	132	4,972
Net earnings (loss)	—	—	—	—	—	538	39	577
Other comprehensive earnings (loss)	—	—	—	—	71	—	4	75
Stock compensation	—	—	—	44	—	—	—	44
Distribution to noncontrolling interest	—	—	—	—	—	—	(46)	(46)
Distribution of dividends to common shareholders	—	—	—	—	—	(1,898)	—	(1,898)
Other	—	—	—	(17)	—	—	—	(17)
Balance at September 30, 2020	$—	4	—	27	16	3,531	129	3,707

	Stockholders' Equity
		Common stock					Accumulated
		Qurate		Additional	other		Noncontrolling
	Preferred	Retail		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at June 30, 2020	$—	4	—	25	37	5,091	129	5,286
Net earnings (loss)	—	—	—	—	—	338	14	352
Other comprehensive income (loss)	—	—	—	—	(21)	—	2	(19)
Stock compensation	—	—	—	17	—	—	—	17
Distribution to noncontrolling interest	—	—	—	—	—	—	(16)	(16)
Distribution of dividends to common shareholders	—	—	—	—	—	(1,898)	—	(1,898)
Other	—	—	—	(15)	—	—	—	(15)
Balance at September 30, 2020	$—	4	—	27	16	3,531	129	3,707

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

As a result of repurchases of Series A Qurate Retail common stock (“QRTEA”) and other equity transactions, the Company’s additional paid-in capital balance was in a deficit position as of September 30, 2021.  In order to ensure that the additional paid-in capital account is not negative, we reclassified the amount of the deficit ($259 million) at September 30, 2021 to retained earnings.

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

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $2 million was reimbursable to LMC for both of the three months ended September 30, 2021 and 2020, and $8 million and $7 million was reimbursable to LMC for the nine months ended September 30, 2021 and 2020, respectively. Qurate Retail had a tax sharing payable to LMC and Liberty Broadband in the amount of approximately $122 million and $129 million as of September 30, 2021 and December 31, 2020, respectively, included in Other liabilities in the condensed consolidated balance sheets.

On November 4, 2021, Qurate Retail announced that its Board of Directors declared a special cash dividend in the amount of $1.25 per common share for an aggregate cash dividend of approximately $495 million based on shares outstanding as of October 31, 2021 (to be updated for actual shares outstanding as of the record date). The dividend is payable on November 22, 2021 to stockholders of record of Qurate Retail’s Series A and Series B common stock as of the close of business on November 15, 2021.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $19 million of stock-based compensation during both of the three months ended September 30, 2021 and 2020, and $54 million and $46 million of stock-based compensation during the nine months ended September 30, 2021 and 2020, respectively.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the number and weighted average GDFV of options granted by the Company during the nine months ended September 30, 2021:

	Nine months ended
	September 30, 2021
	Options Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, QVC and HSN employees (1)	895	$6.75
Series A Qurate Retail common stock, Zulily employees (1)	79	$6.74
Series A Qurate Retail common stock, Qurate Retail employees (2)	63	$6.18
Series A Qurate Retail common stock, David Rawlinson II (3)	1,185	$5.02
(1)	Grants vest semi-annually over four years.
(2)	Grants vest between two and three years.
(3)	Grant vests in two equal tranches on December 31, 2023 and December 31, 2024. Grant was made in connection with the employment agreement of Mr. Rawlinson, President and Chief Executive Officer of the Company (see note 8).

During the nine months ended September 30, 2021, Qurate Retail granted to employees and directors 4.9 million RSUs of QRTEA, which RSUs have a GDFV of $12.87 per share and generally vest annually over four years. In connection with Gregory B. Maffei’s employment agreement, during the nine months ended September 30, 2021, Qurate Retail granted 229 thousand performance-based RSUs of QRTEA to Mr. Maffei. The Series A RSUs had a GDFV of $12.90 per share at the time they were granted and will cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. As a result of the Letter Agreement discussed in Note 8, during the nine months ended September 30, 2021, Qurate Retail granted 1.1 million time-based RSAs of Series B Qurate Retail common stock (“QRTEB”) to Mr. Maffei, which RSAs have a GDFV of $13.65 per share and vest in two equal tranches on December 10, 2024 and June 3, 2026, subject to earlier vesting under certain circumstances.  During the nine months ended September 30, 2021, Qurate Retail also granted 423 thousand performance-based RSUs and 423 thousand time-based RSUs of QRTEA to Mike George, the former Chief Executive Officer (see note 8).  Both the performance-based and time-based Series A RSUs had a GDFV of $12.90 per share at the time they were granted. The time-based RSUs vest on December 10, 2021, and the performance-based RSUs will cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Also during the nine months ended September 30, 2021, Qurate Retail granted 143 thousand performance-based RSUs and 509 thousand time-based RSUs of QRTEA to Mr. Rawlinson in connection with his employment agreement.  Both the performance-based and time-based Series A RSUs had a GDFV of $10.50 per share at the time they were granted.  The time-based RSUs vest over three years, and the performance-based RSUs cliff vest in March 2022, subject to the satisfaction of certain performance objectives.  Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	40,553	$10.61
Granted	2,222	$11.63
Exercised	(2,304)	$5.94
Forfeited/Cancelled	(3,210)	$12.96
Outstanding at September 30, 2021	37,261	$10.76	3.7	years	$79
Exercisable at September 30, 2021	22,420	$13.65	2.5	years	$17

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2021	3,243	$15.39
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(1,335)	$16.93
Outstanding at September 30, 2021	1,908	$14.31	2.0	years	$—
Exercisable at September 30, 2021	1,908	$14.31	2.0	years	$—

As of September 30, 2021, Qurate Retail had 12.9 million QRTEA RSUs and 1.1 million QRTEB RSAs outstanding with a weighted average GDFV of $9.76 and $13.65 per share, respectively.

As of September 30, 2021, the total unrecognized compensation cost related to unvested Awards was approximately $121 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.6 years.

As of September 30, 2021, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 37.3 million shares of QRTEA and 1.9 million shares of QRTEB common stock.

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

Excluded from diluted EPS for the three months ended September 30, 2021 and 2020 are 22 million and 29 million potential common shares, respectively, because their inclusion would have been antidilutive. Excluded from diluted EPS for the nine months ended September 30, 2021 and 2020 are 22 million and 29 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	number of shares in millions
Basic WASO	404	417	408	417
Potentially dilutive shares	12	4	12	3
Diluted WASO	416	421	420	420

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2021			December 31, 2020
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$260	260	—	290	290	—
Indemnification asset	$394	—	394	345	—	345
Financial instrument asset	$92	—	92	23	—	23
Debt	$1,983	—	1,983	1,750	—	1,750

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments and derivative instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

The indemnification asset relates to Liberty Broadband’s agreement to indemnify Liberty Interactive LLC (“LI LLC”) and pertains to the ability of holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the “1.75% Exchangeable Debentures”) to exercise their exchange right according to the terms of the debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the condensed consolidated balance sheets as of September 30, 2021 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2).  As of September 30, 2021, a holder of the 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification asset is included as a current asset in our condensed consolidated balance sheet as of that date.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Equity securities	48	2	98	(2)
Exchangeable senior debentures	(50)	(145)	(183)	(225)
Indemnification asset	8	94	49	107
Other financial instruments	35	37	137	(7)
	$41	(12)	101	(127)

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a loss of $16 million and a loss of $90 million for the three months ended September 30, 2021 and 2020, respectively, and a loss of $60 million and a gain of $39 million for the nine months ended September 30, 2021 and 2020, respectively.  The cumulative change was a gain of $133 million as of September 30, 2021.

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	Zulily	Other	Total

	amounts in millions
Balance at January 1, 2021	$5,228	921	477	12	6,638
Foreign currency translation adjustments	—	(46)	—	—	(46)
Balance at September 30, 2021	$5,228	875	477	12	6,592

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $94 million and $89 million for the three months ended September 30, 2021 and 2020, respectively, and $261 million and $274 million for the nine months ended September 30, 2021 and 2020, respectively. Based on its amortizable intangible assets as of September 30, 2021, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2021	$97
2022	$303
2023	$179
2024	$103
2025	$51

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	September 30, 2021	September 30, 2021	December 31, 2020

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	285
8.25% Senior Debentures due 2030	505	502	502
4% Exchangeable Senior Debentures due 2029	429	363	362
3.75% Exchangeable Senior Debentures due 2030	431	357	346
1.75% Exchangeable Senior Debentures due 2046	332	714	649
Subsidiary level notes and facilities
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 4.75% Senior Secured Notes due 2027	575	575	575
QVC 4.375% Senior Secured Notes due 2028	500	500	500
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
3.5% Exchangeable Senior Debentures due 2031	210	549	393
QVC Senior Secured Credit Facility	120	120	—
Deferred loan costs	—	(45)	(49)
Total consolidated Qurate Retail debt	$6,764	7,294	6,936
Less current classification		(1,983)	(1,750)
Total long-term debt		$5,311	5,186

QVC Senior Secured Credit Facility

On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as co-borrower (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.95 billion revolving credit facility, with a $450 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily, with a $50 million sub-limit for standby letters of credit.  The remaining $2.55 billion and any incremental loans may be borrowed only by QVC.  Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% to 0.75% depending on the Borrowers combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate (“LIBOR”) loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.

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

During the nine months ended September 30, 2021, Zulily borrowed $120 million under the Fourth Amended and Restated Credit Agreement, and the interest rate was 1.6% at September 30, 2021. Availability under the Fourth Amended and Restated Credit Agreement at September 30, 2021 was $2,808 million, including the portion available under the $400 million tranche that Zulily may also borrow on.

On October 27, 2021, the Fourth Amended and Restated Credit Agreement was further amended to, among other things, extend the maturity date to October 2026, improve the stated interest rates and financial covenants, and upsize the amount from $2.95 billion to $3.25 billion.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of September 30, 2021 the Company’s exchangeable debentures have been classified as current because the Company does not own shares to exchange the debentures or they are currently exchangeable. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event. Although we do not own shares underlying certain of the exchangeable senior debentures, the Company has entered into certain derivative transactions in order to hedge against upward price fluctuations on certain shares.  Such derivative instruments are recognized in the other current assets line item in the condensed consolidated balance sheets, and are marked to fair value each reporting period. The changes in fair value are recognized in the realized and unrealized gains (losses) on financial instruments, net line item in the condensed statement of operations.

On October 27, 2021, the bondholders of the 3.5% Exchangeable Senior Debentures due 2031 were sent a redemption notice for redemption in full on December 13, 2021, and will have the ability to exchange their debentures through December 10, 2021.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at September 30, 2021.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2021 are as follows (amounts in millions):

Senior debentures	$889
QVC senior secured notes	$4,699

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at September 30, 2021.

(7) Preferred Stock

On September 14, 2020, Qurate Retail issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,624,110 shares of Preferred Stock issued and outstanding at September 30, 2021.

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

CEO Employment Agreement

On July 12, 2021, the compensation committee of the board of directors of Qurate Retail approved the Company’s entry into an employment agreement with David Rawlinson II, effective July 12, 2021. Effective August 1, 2021, Mr. Rawlinson began to serve as President and Chief Executive Officer-Elect of Qurate Retail, with Mike George continuing as Chief Executive Officer, and effective October 1, Mr. Rawlinson began to serve as President and Chief Executive Officer of Qurate Retail, with Mr. George assuming the role of Senior Advisor. Mr. Rawlinson concurrently assumed the same positions with QVC. Mr. George will resign from the board of directors effective January 1, 2022, at which time Mr. Rawlinson is expected to join the Board.  With respect to his roles at Qurate Retail and QVC, Mr. George stepped down as President effective August 1, 2021 and as Chief Executive Officer effective October 1, 2021.

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

For the nine months ended September 30, 2021, Qurate Retail has identified the following operating segments as its reportable segments:

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	September 30, 2021
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$679	272	93	258	1,302
Apparel	336	119	132	46	633
Beauty	279	164	15	—	458
Accessories	210	62	66	—	338
Electronics	171	24	3	—	198
Jewelry	95	55	11	—	161
Other revenue	43	3	8	—	54
Total Revenue	$1,813	699	328	304	3,144

	Nine months ended
	September 30, 2021
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$2,229	905	336	748	4,218
Apparel	985	372	429	133	1,919
Beauty	859	521	50	—	1,430
Accessories	720	199	218	—	1,137
Electronics	539	89	10	—	638
Jewelry	269	169	37	—	475
Other revenue	137	9	22	—	168
Total Revenue	$5,738	2,264	1,102	881	9,985

	Three months ended
	September 30, 2020
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$819	286	115	248	1,468
Apparel	312	115	147	37	611
Beauty	297	168	17	—	482
Accessories	219	67	94	—	380
Electronics	197	25	3	—	225
Jewelry	93	59	12	—	164
Other revenue	43	3	7	—	53
Total Revenue	$1,980	723	395	285	3,383

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine months ended
	September 30, 2020
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$2,303	829	326	631	4,089
Apparel	913	316	411	108	1,748
Beauty	910	499	50	—	1,459
Accessories	676	188	281	—	1,145
Electronics	588	78	10	—	676
Jewelry	273	155	34	—	462
Other revenue	119	6	21	—	146
Total Revenue	$5,782	2,071	1,133	739	9,725

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

Adjusted OIBDA is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	amounts in millions
QxH	$325	380	1,065	1,061
QVC International	115	132	402	348
Zulily	(17)	27	(2)	74
Corporate and other	9	27	65	32
Consolidated Qurate Retail	$432	566	1,530	1,515

Other Information

	September 30, 2021
	Total assets	Capital expenditures

	amounts in millions
QxH	$12,356	124
QVC International	2,267	21
Zulily	1,010	17
Corporate and other	1,327	7
Consolidated Qurate Retail	$16,960	169

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Adjusted OIBDA	$432	566	1,530	1,515
Stock-based compensation	(19)	(19)	(54)	(46)
Depreciation and amortization	(139)	(141)	(396)	(427)
Operating income (loss)	$274	406	1,080	1,042
Interest expense	(121)	(98)	(356)	(290)
Share of earnings (loss) of affiliates, net	(24)	(32)	(78)	(96)
Realized and unrealized gains (losses) on financial instruments, net	41	(12)	101	(127)
Gains (losses) on transactions, net	—	223	—	224
Other, net	—	(65)	(10)	(65)
Earnings (loss) before income taxes	$170	422	737	688

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business strategies; COVID-19 (as defined below); revenue growth at QVC, Inc. ("QVC"); the redemption or exchange of the 3.5% Exchangeable Senior Debentures due 2031; our projected sources and uses of cash; the recoverability of our goodwill and other intangible assets; and fluctuations in interest rates and foreign currency exchange rates. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

As a result, for the three and nine months ended September 30, 2020, QVC management had increased the amounts of certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through QVC’s installment payment option, inventory obsolescence due to decreased demand for certain categories, such as apparel, and sales returns due to QVC’s extended return policy. There were no remaining estimated reserves as of December 31, 2020 and September 30, 2021 as a direct result of COVID-19.

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

Beginning in the second quarter of 2021, QVC saw increased product shortages as a result of high market demand in some product categories such as home and electronics. QVC also experienced escalating shipping disruptions due to challenges in the global supply chain and labor market. These factors impacted QVC’s ability to offer certain goods and ship orders timely to its customers. In addition, QVC began to see increased inflationary pressures during the period. If these pressures persist, it may result in certain increased costs outpacing QVC’s pricing power in the near term.

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

Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Revenue
QxH	$1,813	1,980	5,738	5,782
QVC International	699	723	2,264	2,071
Zulily	328	395	1,102	1,133
Corporate and other	304	285	881	739
Consolidated Qurate Retail	$3,144	3,383	9,985	9,725

Operating Income (Loss)
QxH	$219	274	771	744
QVC International	97	114	348	295
Zulily	(40)	3	(73)	3
Corporate and other	(2)	15	34	—
Consolidated Qurate Retail	$274	406	1,080	1,042

Adjusted OIBDA
QxH	$325	380	1,065	1,061
QVC International	115	132	402	348
Zulily	(17)	27	(2)	74
Corporate and other	9	27	65	32
Consolidated Qurate Retail	$432	566	1,530	1,515

Revenue.    Consolidated Qurate Retail revenue decreased 7.1% or $239 million and increased 2.7% or $260 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year.  The decrease in the three months ended September 30, 2021 was due to decreased revenue at QxH of $167 million, decreased revenue at Zulily of $67 million and decreased revenue at QVC International of $24 million, partially offset by increased revenue in the Corporate and other segment of $19 million, compared to the same period in the prior year. The increase in Corporate and other revenue was due to an increase in revenue at Cornerstone due to strong customer demand in the home category.  The increase in the nine months ended September 30, 2021 was due to increased revenue at QVC International of $193 million and increased revenue in the Corporate and other segment of $142 million, partially offset by decreased revenue at QxH of $44 million and decreased revenue at Zulily of $31 million, compared to the same period in the prior year. The increase in Corporate and other revenue was due to an increase in revenue at Cornerstone due to growth in the home category.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $19 million of stock-based compensation for both of the three months ended September 30, 2021 and 2020, respectively, and $54 million and $46 million of stock-based compensation for the nine months ended September 30, 2021 and 2020, respectively. The increase of $8 million for the nine months ended September 30, 2021 was primarily due to increases at QxH and at the corporate level. As of September 30, 2021, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $121 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.6 years.

Operating income.    Our consolidated operating income decreased $132 million and increased $38 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The decrease in operating results for the three months ended September 30, 2021 was primarily due to a decrease in operating income at QxH of $55 million, a decrease in operating income at Zulily of $43 million, a decrease in operating income at QVC International of $17 million, and a decrease in operating income at the Corporate and other segment of $17 million, compared to the corresponding period in the prior year.  Operating income in the Corporate and other segment decreased for the three months ended September 30, 2021, as compared to the corresponding period in the prior year, primarily related to increased supply chain costs at Cornerstone, and an increase in corporate expenses relating to increased legal and professional service expenses and taxes. The increase for the nine months ended September 30, 2021 was primarily due to an increase in operating income at QVC International of $53 million, an increase in operating income at QxH of $27 million, and an increase in operating income at the Corporate and other segment of $34 million, partially offset by an increase in operating losses at Zulily of $76 million compared to the same period in the prior year. Operating income in the Corporate and other segment increased for the nine months ended September 30, 2021, as compared to the corresponding period in the prior year, primarily related to revenue growth across Cornerstone’s portfolio and lower promotional activity resulting in better margin performance, partially offset by an increase in corporate expenses relating to increased legal and professional services expenses and taxes. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Operating income (loss)	$274	406	1,080	1,042
Depreciation and amortization	139	141	396	427
Stock-based compensation	19	19	54	46
Adjusted OIBDA	$432	566	1,530	1,515

Consolidated Adjusted OIBDA decreased 23.7% or $134 million and increased 1.0% or $15 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year.  The decrease in Adjusted OIBDA for the three months ended September 30, 2021 was primarily due to a decrease at QxH of $55 million, a decrease at Zulily of $44 million, a decrease at Corporate and other of $18 million and a decrease at QVC International of $17 million, compared to the corresponding period in the prior year.  The change in the Corporate and other segment for the three months ended September 30, 2021 was primarily due to increased supply chain costs at Cornerstone, and an increase in corporate expenses relating to increased legal and professional service expenses and taxes. The increase in Adjusted OIBDA for the nine months ended September 30, 2021 was primarily due to an increase at QVC International of $54 million, an increase at Corporate and other of $33 million, and an increase at QxH of $4 million, partially offset by a decrease at Zulily of $76 million, compared to the corresponding period in the prior year. The change in the Corporate and other segment for the nine months ended September 30, 2021 was primarily due to revenue growth across Cornerstone’s portfolio and lower promotional activity resulting in better margin performance, partially offset by an increase in corporate expenses relating to increased legal and professional services expenses and taxes. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions

Interest expense	$(121)	(98)	(356)	(290)
Share of earnings (losses) of affiliates	(24)	(32)	(78)	(96)
Realized and unrealized gains (losses) on financial instruments, net	41	(12)	101	(127)
Gains (losses) on transactions, net	—	223	—	224
Other, net	—	(65)	(10)	(65)
Other income (expense)	$(104)	16	(343)	(354)

Interest expense.    Interest expense increased $23 million and $66 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The increases were primarily related to dividends incurred and paid related to our 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”) recorded through interest expense due to the accounting treatment.

Share of earnings (losses) of affiliates.   Share of losses of affiliates decreased $8 million and $18 million for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year.  The losses decreased during the three and nine months ended September 30, 2021 due to improved results at the Company’s alternative energy entities. These entities typically operate at a loss and the Company records its share of such losses but have favorable tax attributes and credits, which are recorded in the Company’s tax accounts.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Equity securities	48	2	98	(2)
Exchangeable senior debentures	(50)	(145)	(183)	(225)
Indemnification asset	8	94	49	107
Other financial instruments	35	37	137	(7)
	$41	(12)	101	(127)

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The increase in realized and unrealized gains for the three months ended September 30, 2021, compared to the corresponding period in the prior year, was primarily driven by a reduction in unrealized losses on the exchangeable senior debentures driven by less growth in stock prices of the securities underlying the debentures than the prior year, partially offset by a decrease in unrealized gains on the indemnification asset (described in note 4 of the accompanying condensed consolidated financial statements) and a decrease in unrealized gains related to derivative instruments.  The increase in realized and unrealized gains for the nine months ended September 30, 2021, compared to the corresponding period in the prior year, was primarily driven by an increase in unrealized gains related to derivative instruments and a reduction in unrealized losses on the exchangeable senior debentures driven by less growth in stock prices of the securities underlying the debentures than the prior year, partially offset by a decrease in unrealized gains on the indemnification asset (described in note 4 of the accompanying condensed consolidated financial statements). In addition, the Company has several small equity investments in entities that went through initial public offerings and allowed the investments to be marked to market with unrealized gains recognized, which impacted both the three and nine months ended September 30, 2021.

Gains (losses) on transactions, net.  Gains (losses) on transactions, net during the three and nine months ended September 30, 2020 were the result of the sale of one of the Company’s alternative energy investments during the third quarter of 2020. The Company received total cash consideration of $272 million and recorded a gain of $224 million on the sale of the alternative energy investment.

Other, net. Other, net loss decreased $65 million and $55 million for of the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in the prior year. The decreased losses in both periods were primarily the result of a loss on the early extinguishment of debt in the prior year and no similar loss in the current year, decreased tax sharing expense with Liberty Broadband Corporation (“Liberty Broadband”) and increased interest and dividend income, partially offset by increased foreign exchange losses.

Income taxes. We had income tax expense of $20 million and $70 million for the three months ended September 30, 2021 and 2020, respectively, and income tax expense of $113 million and $111 million for the nine months ended September 30, 2021 and 2020, respectively. Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended September 30, 2021 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by state and foreign income tax expense, and an increase in the valuation allowance against certain deferred taxes.  Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended September 30, 2020 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by state and foreign income tax expense. Income tax expense was lower than the U.S. statutory tax rate of 21% during the nine months ended September 30, 2021 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by state and foreign income tax expense.  Income tax expense was lower than the U.S. statutory tax rate of 21% during the nine months ended September 30, 2020 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by state and foreign income tax expense.

Net earnings. We had net earnings of $150 million and $352 million for the three months ended September 30, 2021 and 2020, respectively, and net earnings of $624 million and $577 million for the nine months ended September 30, 2021 and 2020, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2021, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, availability under QVC’s Senior Secured Credit Facility, as discussed in note 6 of the accompanying condensed consolidated financial statements, debt issuances, equity issuances, interest receipts, proceeds from asset sales, and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted such as, in the case of QVC and Zulily, due to a requirement that a leverage ratio (calculated in accordance with the terms of such indebtedness) of less than 3.5 must be maintained as of September 30, 2021. On October 27, 2021, QVC’s Senior Secured Credit Facility was amended to, among other things, extend the maturity date to October 2026, improve the stated interest rates and financial covenants, and upsize the amount from $2.95 billion to $3.25 billion.

As of September 30, 2021, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$628
Zulily	8
Corporate and other	162
Total Qurate Retail	$798

Borrowing capacity
amount in millions
QVC Senior Secured Credit Facility	$2,808

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of September 30, 2021, the Company had approximately $279 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the United States. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 73% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Nine months ended
	September 30,
	2021	2020

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$715	1,855
Net cash provided (used) by investing activities	$(483)	(25)
Net cash provided (used) by financing activities	$(219)	(1,464)

During the nine months ended September 30, 2021, Qurate Retail's primary uses of cash were repurchases of Series A Qurate Retail common stock of $216 million, expenditures for television distribution rights of $184 million, investments in and loans to cost and equity method investments of $177 million, and capital expenditures of $169 million, partially offset by net debt borrowings of $110 million.

The projected uses of Qurate Retail cash for the remainder of 2021 are continued capital improvement spending between $75 million and $105 million, debt service payments (including approximately $35 million for interest payments on outstanding debt), repayment of debt, the potential buyback of common stock under the approved share buyback program, payment of dividends to the holders of the Preferred Stock and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

On November 4, 2021, Qurate Retail announced that its Board of Directors declared a special cash dividend in the amount of $1.25 per common share for an aggregate cash dividend of approximately $495 million based on shares outstanding as of October 31, 2021 (to be updated for actual shares outstanding as of the record date). The dividend is payable on November 22, 2021 to stockholders of record of Qurate Retail’s Series A and Series B common stock as of the close of business on November 15, 2021.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During both of the nine months ended September 30, 2021 and 2020, QVC-Japan paid dividends to Mitsui of $46 million.

QVC's operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Net revenue	$2,512	2,703	8,002	7,853
Cost of sales	(1,617)	(1,722)	(5,130)	(5,041)
Operating expenses	(183)	(184)	(565)	(548)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(272)	(285)	(840)	(855)
Adjusted OIBDA	440	512	1,467	1,409
Stock-based compensation	(13)	(10)	(33)	(26)
Depreciation and amortization	(111)	(114)	(315)	(344)
Operating income	$316	388	1,119	1,039

Net revenue was generated in the following geographical areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
QxH	$1,813	1,980	5,738	5,782
QVC International	699	723	2,264	2,071
Consolidated QVC	$2,512	2,703	8,002	7,853

QVC's consolidated net revenue decreased 7.1% and increased 1.9% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding period in the prior year. The three month decrease in net revenue is primarily due to an 8.2% decrease in units shipped and a $29 million decrease in shipping and handling revenue, which was partially offset by a 1.5% increase in average selling price per unit ("ASP"), primarily driven by QxH and QVC Japan and a $34 million decrease in estimated product returns primarily driven by QxH. The nine month increase in net revenue is primarily due to a 0.8% increase in units shipped, a $74 million decrease in estimated product returns primarily driven by QxH and $92 million in favorable foreign exchange rates, which was partially offset by a 1% decline in ASP, primarily driven by QxH, and a $15 million decrease in shipping and handling revenue.

During the three and nine months ended September 30, 2021 and 2020, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Nine months ended
	September 30, 2021			September 30, 2021
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(8.4)%	—%	(8.4)%	(0.8)%	—%	(0.8)%
QVC International	(3.3)%	0.4%	(3.7)%	9.3%	4.4%	4.9%

The decrease in QxH net revenue for the three months ended September 30, 2021 was primarily due to a 9.4% decrease in units shipped and a $25 million decrease in shipping and handling revenue, which was partially offset by a 1.3% increase in ASP and a $29 million decrease in estimated product returns. For the three months ended September 30, 2021, QxH experienced shipped sales declines in home, electronics, beauty and accessories with growth in all other categories. For the nine months ended September 30, 2021, QxH net revenue decreased due to a 2.5% decline in ASP and a $14 million decrease in shipping and handling revenue, partially offset by a $68 million decrease in estimated product returns and a 0.7% increase in units shipped. For the nine months ended September 30, 2021, QxH experienced shipped sales growth in apparel and accessories with declines in all other categories. The decrease in estimated product returns for the three months ended September 30, 2021 was primarily due to a decrease in sales volume. The decrease in estimated product returns for the nine months ended September 30, 2021 was primarily driven by lower return rates across all categories.

QVC International net revenue decline in constant currency for the three months ended September 30, 2021 was primarily due to a 5.3% decrease in units shipped driven by decreases in units shipped across all markets, partially offset by a 2.1% increase in ASP, driven by ASP increases in Japan and the U.K. For the three months ended September 30, 2021, QVC-International experienced shipped sales decline in constant currency across all categories except apparel. QVC-International net revenue growth in constant currency for the nine months ended September 30, 2021 was primarily due to a 3.0% increase in ASP, driven by ASP increases across all markets except Germany, and a 0.9% increase in units shipped, driven by increases in units shipped in Germany and Japan. For the nine months ended September 30, 2021, QVC-International experienced shipped sales growth in constant currency across all product categories.

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

QVC's cost of sales as a percentage of net revenue was 64.4% and 64.1% for the three and nine months ended September 30, 2021, respectively, compared to 63.7% and 64.2% for the three and nine months ended September 30, 2020, respectively. The increase in cost of sales as a percentage of revenue for the three months ended September 30, 2021 is primarily due to increased warehouse expenses driven by higher wages at QxH, increased freight costs and lower shipping and handling revenue at QxH. These increases were partially offset by decreased obsolescence as a result of less aged inventory at QxH. The decrease in cost of sales as a percentage of revenue for the nine months ended September 30, 2021 is primarily due to decreased obsolescence as a result of less aged inventory at QxH, and favorable estimated product returns at QxH. These decreases were partially offset by increased freight charges and warehouse expenses at QxH and lower shipping and handling revenue at QxH. Product margin for the three and nine months ended September 30, 2021 was flat due to margin favorability primarily in Japan, offset by margin pressure at QxH.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $1 million and increased $17 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year.  The nine month increase is primarily due to a $9 million increase in customer service expenses primarily at QxH and a $5 million increase due to unfavorable exchange rates.  As a percentage of net revenue, such expenses were 7.3% and 7.1% for the three and nine months ended September 30, 2021, respectively, and were 6.8% and 7.0% for the three and nine months ended September 30, 2020, respectively.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses decreased $13 million and $15 million for the three and nine months ended September 30, 2021, as compared to the same periods in the prior year, and as a percentage of net revenue, increased from 10.5% to 10.8% and decreased from 10.9% to 10.5% for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020.  For the three months ended September 30, 2021, there was a $29 million decrease in personnel costs, primarily at QxH. This decrease was partially offset by an $11 million increase in online marketing, primarily at QxH, and a $3 million increase in credit losses due to favorable adjustments in the prior year based on actual collections and the release of the credit loss reserve that was recorded as a result of the additional risk due to COVID-19.

For the nine months ended September 30, 2021, the decrease was primarily due to a $43 million decrease in credit losses and a $34 million decrease in personnel costs, both primarily at QxH. These decreases were partially offset by a $48 million increase in online marketing primarily at QxH, and a $13 million increase due to unfavorable exchange rates. The decrease to estimated credit losses for the nine months ended September 30, 2021 was due to favorable adjustments based on actual collections and enhanced risk screening. The decrease related to personnel costs for the three and nine months ended September 30, 2021 was primarily due to a decrease in incentive pay for 2021 in addition to severance and a work from home allowance as a result of COVID-19, which were both recorded in the second quarter of 2020.

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $13 million and $33 million of stock-based compensation expense for the three and nine months ended September 30, 2021, respectively, and $10 million and $26 million for the three and nine months ended September 30, 2020, respectively. The increase in stock compensation expense for the nine months ended September 30, 2021 is primarily related to certain officers not reaching performance targets for restricted stock units for the nine months ended September 30, 2020.

Depreciation and amortization decreased $3 million and $29 million for the three and nine months ended September 30, 2021, respectively, and included $15 million and $17 million of acquisition related amortization for the three months ended September 30, 2021 and 2020, respectively, and $46 million and $50 million of acquisition related amortization for the nine months ended September 30, 2021 and 2020, respectively. Channel placement amortization decreased due to certain channel placement agreements becoming fully amortized.

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

Zulily's stand-alone operating results for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Net revenue	$328	395	1,102	1,133
Costs of sales	(262)	(288)	(851)	(836)
Operating expenses	(10)	(11)	(30)	(31)
SG&A expenses (excluding stock-based compensation)	(73)	(69)	(223)	(192)
Adjusted OIBDA	(17)	27	(2)	74
Stock-based compensation	(3)	(4)	(11)	(11)
Depreciation and amortization	(20)	(20)	(60)	(60)
Operating income (loss)	$(40)	3	(73)	3

Zulily's consolidated net revenue decreased 17.0% and 2.7% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding period in the prior year. The decrease in net revenue for the three months ended September 30, 2021 was primarily related to a decrease of 19.2% in total units shipped driven by a 1.3% decrease in active customers, coupled with a decrease in new customers and lower purchasing frequency from existing customers when compared to the surge in the prior year’s demand for online shopping and Zulily’s merchandise, partially offset by a 3.7% increase in ASP primarily to offset shipping costs.  The decrease in net revenue for the nine months ended September 30, 2021 was primarily related to a decrease of 5.5% in total units shipped, partially offset by a 4.4% increase is ASP.

Zulily's cost of sales as a percentage of net revenue was 79.9% and 72.9% for the three months ended September 30, 2021 and 2020, respectively, and 77.2% and 73.8% for the nine months ended September 30, 2021 and 2020, respectively.  For the three months ended September 30, 2021, the increase was primarily due to higher shipping and fulfillment costs, coupled with unfavorable product margins. Higher fulfillment costs were the result of higher wages and benefits for warehouse employees, and a deleverage on fixed costs at the fulfillment centers.  Higher shipping costs were due to higher inbound costs, heavier items, higher fuel costs, truckload volume increases, and higher surcharges. For the nine months ended September 30, 2021, the increase was primarily due to higher shipping costs, due to the same factors discussed above.

Operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three and nine months ended September 30, 2021, operating expenses decreased slightly compared to the corresponding period in the prior year due to decreased sales volumes.

Zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended September 30, 2021, as a percentage of net revenue, these expenses increased from 17.5% to 22.3% and for the nine months ended September 30, 2021, as a percentage of net revenue, these expenses increased from 16.9% to 20.2%. The increases were primarily attributable to an increase in marketing spend, due to higher costs for web-based advertising.

Zulily’s total depreciation and amortization expense remained flat for the three and nine months ended September 30, 2021, as compared to the corresponding periods in the prior year.

Zulily’s current business trends and results are making it a challenge for the business to be able to realize its current long-term forecast. Zulily is reevaluating its long term forecast and business model due to the impact of supply chain constraints and cooresponding impact to product availability as well as increasing marketing costs.  The Company will continue to monitor Zulily’s current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets are appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QxH and QVC International	$ NA	NA %	$4,660	4.9%
Zulily	$120	1.6%	$—	—%
Corporate and other	$—	—%	$1,984	5.3%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the nine months ended September 30, 2021 would have been impacted by approximately $4 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of  September 30, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

In May 2021, QVC completed the implementation of the initial phase of its new Enterprise Resource Planning (“ERP”) system, which has enabled standardization, modernization and best practice in QVC’s financial processes across its global markets and most brands. As a result of the implementation of phase one of a new ERP system, QVC has continued to refine certain related process-level and information technology general controls.

Except as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

	Series A Qurate Retail Common Stock
			(c) Total Number	(d) Maximum Number
			of Shares	(or Approximate Dollar
			Purchased as	Value) of Shares that
	(a) Total Number	(b) Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
July 1 - 31, 2021	3,404,055	$12.22	3,404,055	$280	million
August 1 - 31, 2021	3,585,235	$11.33	3,585,235	$739	million
September 1 - 30, 2021[1]	4,587,483	$11.18	4,587,483	$688	million
Total	11,576,773	$11.53	11,576,773
(1)	Includes 1,923,077 shares repurchased as a result of the physical settlement of financial instruments during September 2021.

There were no repurchases of QRTEB or Preferred Stock during the three months ended September 30, 2021 under the Company’s share repurchase program.

During the three months ended September 30, 2021, no shares of QRTEA, QRTEB or Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units, and options.

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

10.2

Fifth Amended and Restated Credit Agreement, dated as of October 27, 2021, among QVC, Inc., Zulily, LLC, QVC Global Corporate Holdings, LLC and Cornerstone Brands, Inc., as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to QVC, Inc.’s Current Report on Form 8-K filed on October 28, 2021 (File No. 001-38654)).

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

QURATE RETAIL, INC.
Date: November 4, 2021	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer
Date: November 4, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3