Form 10-K
period 2021-12-31
Qurate Retail, Inc.
filed 2022-02-25
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by nonaffiliates of Qurate Retail, Inc. computed by reference to the last sales price of Qurate Retail, Inc. common stock, as of the closing of trading on June 30, 2021, was approximately $4.8 billion.

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of January 31, 2022 was:

Series A common stock	371,132,684
Series B common stock	8,163,190

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2022 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

QURATE RETAIL, INC.

2021 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1. Business.

General Development of Business

Qurate Retail, Inc. ("Qurate Retail", the “Company”, “we”, “us” and “our”), owns interests in subsidiaries and other companies which are primarily engaged in the video and online commerce industries.  Through our subsidiaries and affiliates, we operate in North America, Europe and Asia.  Our principal businesses and assets include our consolidated subsidiaries QVC, Inc. ("QVC"), which includes HSN, Inc. (“HSN”), Zulily, LLC (“Zulily”), Cornerstone Brands, Inc. (“Cornerstone”) and other cost and equity method investments.

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

In December 2019, the Company entered into an amendment to the Services Agreement with LMC in connection with LMC’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s Chairman of the Board (the “Chairman”). Under the amended Services Agreement, components of his compensation would either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”), and Liberty Broadband Corporation (“Liberty Broadband”) (collectively, the “Service Companies”) or reimbursed to LMC, in each case, based on allocations among LMC and the Service Companies set forth in the amended Services Agreement.  For the years ended December 31, 2021 and 2020, the allocation percentage for the Company was 17% and 19%, respectively.  The amended Services Agreement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”).  A portion of the grants made to our Chairman during the years ended December 31, 2020 and 2019 related to our Company’s allocable portion of these upfront awards.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; COVID-19 (as defined below); QRG Initiatives (as defined below); the impact of the fire at the Rocky Mount fulfillment center; new service offerings; revenue growth at QVC; synergies; the recoverability of goodwill and other intangible assets; projected sources and uses of cash; repayment of debt; fluctuations in interest rates and foreign currency exchange rates; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished.  The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

QVC curates and sells a wide variety of consumer products via highly engaging, video-rich, interactive shopping experiences, distributed to approximately 216 million worldwide households each day through its broadcast networks. QVC also reaches audiences through its websites (including QVC.com, HSN.com and others); virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV and YouTube TV); its applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, and Samsung TV Plus; mobile applications; its social pages and over-the-air broadcasters. QVC believes it is a global leader in video retailing, e-commerce, mobile commerce and social commerce, with operations based in the United States ("U.S."), Germany, Japan, the United Kingdom ("U.K."), and Italy.

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

For the year ended December 31, 2021, approximately 94% of QVC's worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from QVC during the prior twelve months and customers who previously made a purchase from QVC but not during the prior twelve months). In the same period, QVC attracted approximately 3.7 million new customers and the global e-commerce operation comprised $6.5 billion, or 56.9%, of QVC's consolidated net revenue for the year ended December 31, 2021.

QVC operates thirteen distribution centers and seven call centers worldwide. In 2021, QVC’s work force consisted of approximately 22,000 employees who handled approximately 114 million customer calls, shipped approximately 236 million units globally and served approximately 15.1 million unique customers. QVC believes its long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Charter Communications and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide it with broad distribution, favorable channel positioning and significant competitive advantages. QVC believes that its significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payment options, international reach and scalable infrastructure distinguish QVC from its competitors

QxH

QxH's programming is distributed in the U.S., 20 hours per day of live programming, 364 days per year, to approximately 92 million television households and is distributed to approximately 99% of households subscribing to services offered by television distributors. QxH's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full time basis, including the main QVC and HSN channels as well as the additional channels of QVC2, QVC3 and HSN2. These additional channels offer viewers access to a broader range of QxH programming options as well as more relevant programming for viewers in different time zones. QxH also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QxH to reach customers who previously did not have access to the program through other television platforms.

QxH's programming is also available through QVC.com and HSN.com (collectively, QVC’s "Websites") as well as virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, and Samsung TV Plus; mobile applications; its social pages and over-the-air broadcasters (collectively, QVC’s "Digital Platforms"). QxH’s Digital Platforms enable consumers to purchase goods offered on its broadcast programming along with a wide assortment of products that are available only on its Websites. QxH’s Websites and other Digital Platforms are natural extensions of its business model, allowing customers to engage in its shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, QxH’s Websites and mobile applications allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account. For the year ended December 31, 2021, approximately 85% of new QxH customers made their first purchase through QxH’s Digital Platforms. QxH, including its Digital Platforms, contributed $8.3 billion, or 73%, of consolidated net revenue, $1,017 million of operating income and $1,439 million of Adjusted OIBDA (defined Part II, Item 7 of this report) for the year ended December 31, 2021. QxH Digital Platform revenue as a percentage of total QxH net revenue has increased from 56.9% in 2019 to 60.4% in 2021.

QVC International

QVC International’s business brings the QVC shopping experience to approximately 124 million households outside the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, and Italy. Similar to QxH, QVC International’s business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social pages. QVC International product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2021, QVC International operations, including its Digital Platforms, generated $3.1 billion, or 27%, of consolidated QVC net revenue, $490 million of operating income and $562 million of Adjusted OIBDA and QVC International’s Digital Platform usage generated $1,458 million, or 47.4%, of its total international net revenue.

Merchandise

QVC’s global merchandise mix features: (i) home, (ii) beauty, (iii) apparel, (iv) accessories, (v) electronics and (vi) jewelry. Many of its brands are exclusive, while others are created by well-known designers. QVC’s global sales mix is provided in the table below:

	Years ended December 31,
Product category	2021	2020	2019
Home	40%	42%	38%
Beauty	18%	18%	18%
Apparel	16%	14%	16%
Accessories	11%	11%	11%
Electronics	10%	10%	11%
Jewelry	5%	5%	6%
Total	100%	100%	100%

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

Distribution

QVC distributes its programming via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., Italy and neighboring countries. QVC also transmits its programming over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., QVC uplinks its digital programming transmissions using a third-party service, or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, the signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. The transponder service agreements for the U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QxH expire between 2023 and 2025.  The service agreements for QVC International transponders and terrestrial transmitters expire between 2022 and 2029.

QVC continually seeks to expand and enhance its broadcast and e-commerce platforms, as well as to further its international operations and multimedia capabilities. In addition to its websites and mobile applications, QVC continues to adapt to emerging technologies to offer elements of its programming via new technologies. To reach consumers who use online sources for viewing content, QVC programming is being offered through virtual multichannel video providers (including Hulu + Live TV, AT&T TV and YouTube TV), online video distributors and programming networks that provide its content directly to consumers over the internet rather than through traditional television services (including Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, and Samsung TV Plus).

Affiliation Agreements

QVC enters into long-term affiliation agreements with certain of its television distributors who downlink its programming and distribute the programming to customers. QVC's affiliation agreements with distributors have termination dates ranging from 2022 to 2025. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. Although QVC is typically successful in obtaining and renewing these agreements, it does not have distribution agreements with some of the distributors that carry its programming. QVC is currently providing programming without affiliation agreements to distributors representing approximately 6% of its QVC channel distribution and 1% of its HSN channel distribution. Some of its international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

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

Demographics of customers

QVC enjoys a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2021, approximately 88% of its shipped sales came from repeat customers (i.e., customers who made a purchase from QVC during the prior twelve months), who spent an average of $1,336 each during this period. An additional 6% of shipped sales in that period came from new customers and the remaining 6% of shipped sales came from reactivated customers (i.e., customers who previously made a purchase from QVC, but not during the prior twelve months).

QVC experienced a decline in customer count during 2021. Customer count decreased by approximately 8% compared to 2020; however, customer count during 2021 was consistent with 2019. On a trailing twelve month basis, total consolidated customers were approximately 15.1 million which includes 10.4 million QxH customers and 4.7 million QVC-International customers. QVC believes its core customer base represents an attractive demographic target market. Based on internal customer data for QxH, approximately 44% of its 10.4 million customers for the twelve months ended December 31, 2021 were women between the ages of 35 and 64.

QVC does not depend on any single customer for a significant portion of its revenue.

Order taking and fulfillment

QVC takes a majority of its orders via its websites and via mobile applications on iPhone, iPad, Apple Watch, Android and other devices. QxH and QVC International customers placed approximately 41% and 36%, respectively, of all orders directly through their mobile devices in 2021.

QVC primarily utilizes home based customer service agents to handle calls, e-mail contacts and social contacts, allowing staffing flexibility for peak volume hours. In addition, QVC utilizes computerized interactive voice response order systems for telephonic orders, which handle approximately 25% of all orders taken on a worldwide basis. QxH has nine distribution centers and QVC International has four distribution centers. QVC’s distribution centers and drop ship partners shipped, on average, 456,000 units per day at QxH and 190,000 units per day at QVC International during 2021. On December 18, 2021, QxH experienced a fire at its Rocky Mount distribution center in North Carolina. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

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

QVC believes that QxH is a leader in video shopping, e-commerce, mobile commerce and social commerce by curating quality products at outstanding values, providing exceptional customer service, establishing favorable channel positioning and multiple touchpoints across digital platforms and generating repeat business from its core customer base and that it also compares favorably in terms of sales to general, non-video based retailers due to its extensive customer reach and efficient cost structure. QxH's closest video shopping competitor is ShopHQ and QVC International operations face similar competition in their respective markets, such as Jupiter Shop Channel in Japan, HSE in Germany and  Austria, GM24 in Italy, and Ideal World in the U.K.

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

Cornerstone

Cornerstone consists of a portfolio of aspirational home and apparel brands. Although there is some overlap in the product offerings, the home brands are comprised of Ballard Designs, Frontgate, and Grandin Road. Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 22 retail and outlet stores located throughout the United States.

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

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2021 of approximately 163 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors. Branded catalogs are designed in-house, which enables each individual brand to control the process.

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

Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems and direct broadcast satellite system (“DBS”) distributors on terms and conditions that do not unfairly discriminate among distributors, and the FCC has established complaint enforcement and damages remedy procedures. FCC rules attribute the ownership interests in Charter and the cable operator subsidiaries of Liberty Broadband (formerly held by GCI Liberty, Inc.), and Liberty Latin America Ltd.’s ownership interest in Liberty Communications of Puerto Rico LLC to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. Our subsidiary QVC is subjected to program access rules as a result of the foregoing attributable interests under FCC rules. We are also subject to the program access rules as a condition of FCC approval of a transaction between Qurate Retail’s predecessor and News Corporation in 2008.

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

Our online commerce businesses also are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”) which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the E.U. invalidated the “Safe Harbor Framework,” which had allowed companies to collect and process personal data in E.U. nations for use in the U.S. The E.U.-U.S. Privacy Shield which replaced the Safe Harbor Framework and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S.  On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of Standard Contractual Clauses ("SCCs") - another key mechanism to allow data transfers between the U.S. and the E.U.  Although the U.S. and the E.U. are negotiating a privacy framework to replace the E.U.-U.S. Privacy Shield, it is unclear when the U.S. and the E.U. will adopt a new data transfer framework. The European Commission adopted revised SCCs on June 4, 2021.  On February 10, 2021, the Council of the E.U. adopted final regulations regarding privacy and electronic communications that would complement the GDPR, including additional regulation of the Internet tracking tools known as “cookies.”  The final regulations are subject to review by the European Parliament and the European Commission, and may be enacted in 2022 or 2023. Following the “Brexit” withdrawal of the United Kingdom (“U.K.”) from the E.U. on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to the data protection laws in the European Economic Area.  Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.

In the U.S. Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued regulations and guidance regarding the law.  In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and extends the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions become effective on January 1, 2023. In addition, Virginia enacted the Consumer Data Protection Act in March 2021, which regulates the handling of personal data and takes effect on January 1, 2023, and Colorado enacted a personal data protection law in July 2021, the Colorado Privacy Act, which takes effect on July 1, 2023. Complying with these different national and state privacy requirements may cause the Company to incur substantial costs. The Company also generally has and posts on its websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect the Company’s business. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the FCC amended its regulations under the Telephone Consumer Protection Act ("TCPA"), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses' websites to purchase products and services, such businesses could be harmed.  Congress, individual states and foreign authorities may consider additional online privacy legislation.

Goods sold over the Internet also must comply with traditional regulatory requirements, such as the FTC requirements regarding truthful and accurate claims. QVC is subject to consent decrees issued by the FTC barring it from making deceptive claims for specified weight-loss products and dietary supplement and anti-cellulite products unless they have competent and reliable scientific evidence to substantiate such claims.  Other Internet-related laws and regulations enacted in the future may cover issues such as defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The future adoption of such laws or regulations may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the services and products of our online commerce businesses and increase their costs of doing business or otherwise have an adverse effect on their businesses, operating results and financial conditions. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose these companies to substantial liability.

In 2015, the FCC adopted open Internet rules that reclassified wireline and wireless broadband services as Title II common carrier services and regulate broadband services offered by Internet service providers (“ISPs”) under Title II,

Title III and Section 706 of the Telecommunications Act of 1996.  Among other things, the regulations prohibited ISPs from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration. In 2017, the FCC adopted a Declaratory Ruling, Report and Order and Order (“2017 Order”) that, among other things, eliminates these prohibitions.  The 2017 Order does require ISPs to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization.  In 2019, the D.C. Circuit ruled on numerous appeals by interested parties and largely upheld the 2017 Order.  However, the D.C. Circuit vacated that portion of the 2017 Order that preempted inconsistent state and local regulations and remanded the 2017 Order for further consideration of its effects on public safety, pole attachment regulation and the Lifeline support program.  On October 27, 2020, the FCC adopted a report and order on remand which affirmed its prior conclusions regarding these issues.  The FCC and/or Congress may seek to re-impose the open Internet rules or some variation therof.  California has adopted requirements similar to the open Internet rules, and, on January 28, 2022, the Ninth Circuit Court of Appeals affirmed the district court’s denial of a preliminary injunction against enforcement of the California rules.

Regulations Related to China

For more information regarding regulations related to U.S. trade policy with China, see the risk factor “Significant developments stemming from U.S. trade policy with China, including in response to forced labor and human rights abuses in China may adversely impact our business and operating results” in Item 1A. “Risk Factors.”

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

Human Capital

Headcount.  As described above, our Company is party to a Services Agreement with LMC, pursuant to which 86 LMC corporate employees provide certain management services to the Company for a determined fee. As a result, our Company is not responsible for the hiring, retention and compensation of these individuals (except that our Company does grant equity incentive awards to these individuals). However, our Company directly benefits from the efforts undertaken by LMC to attract and retain talented employees. LMC strives to create a diverse, inclusive and supportive workplace, with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Our Company fully supports these efforts.

Additionally, as of December 31, 2021, our consolidated subsidiaries had an aggregate of approximately 26,659 full and part-time employees.  Employment levels fluctuate due to seasonal factors affecting our business. Additionally, our consolidated subsidiaries utilize independent contractors and temporary staffing agency personnel to supplement their workforce, particularly on a seasonal basis. We believe that our employee relations are good and a key factor in our workforce strategy.

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

Risks Related to Our Financial Condition and Business

Our subsidiary QVC depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all. QVC currently distributes its programming through affiliation or transmission agreements with many television service providers, including, but not limited to, Comcast, DIRECTV, Charter, DISH Network, Verizon, and Cox in the U.S., Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom in Germany, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc. in Japan, A1 Telekom Austria AG and UPC Telekabel Wien GmbH in Austria, British Sky Broadcasting, Freesat, Freeview and Virgin Media in the U.K., and Mediaset, Hot Bird and Sky Italia in Italy. QVC’s affiliation agreements with its distributors are scheduled to expire between 2022 and 2025.

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

The COVID-19 pandemic is negatively impacting our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable. In December 2019, a novel coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and subsequently spread across the world, including to countries in which QxH, QVC International, Zulily and Cornerstone operate. Since that time, most local, state and federal governmental agencies imposed various restrictions to prevent the spread of COVID-19, including travel restrictions, local quarantines or stay at home restrictions, and vaccine and testing requirements. The spread of COVID-19 and the various containment measures put in place around the world have resulted in significant disruption to the global economy. Ongoing or heightened resurgences of COVID-19, including new variants, in the future or the occurrence of another disaster or crisis could recreate and/or exacerbate the risks and adverse impacts described below. In response to these restrictions and in an effort to minimize the risk of COVID-19 to employees and the communities in which our businesses operate, our businesses mandated that all employees work from home where possible, and QVC has reduced the number of employees, third parties and visitors who are allowed into on-site facilities, such as studios and fulfillment centers. Our businesses have also implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into our businesses’ facilities. In some cases, the move to a work from home arrangement for QVC’s employees will be permanent, which has resulted in the reduction of office space. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. As a result, QVC’s ability to create new content has decreased, and our businesses have had to limit the number of products they are able to promote. Our businesses’ operations could be further disrupted if any of their on-site employees were suspected or confirmed of having COVID-19 or other illnesses and such illness required our businesses to quarantine some or all such employees or disinfect their locations. Due to ongoing staffing issues related to COVID-19 and labor shortages, in certain markets, our businesses have increased wages and offer incentives, resulting in additional costs to our Company.  The inability to control the spread of COVID-19, or the expansion or extension of containment measures, such as stay at home restrictions, could negatively impact our results in the future.

Government restrictions have also had an adverse impact on our businesses’ supply chain due to factory closures, shipping and trucking delays and labor shortages, resulting in shipping delays and other resource constraints related to the products our businesses import and those our businesses produce domestically. As a result, manufacturers and vendors may be unable to produce and deliver the products our businesses sell, either on a timely basis or at all. Additionally, these factory closures, shipping and trucking delays and labor shortages may result in our manufacturers and vendors experiencing financial difficulties, including bankruptcy, or otherwise ceasing to do business with us. The inability of manufacturers and vendors to meet our businesses’ supply needs in a timely manner, or at all, could cause us to shift product promotion to items which are available, but possibly not in demand, which could have a negative impact on sales. For example, beginning in the second quarter of 2021, QVC saw increased product shortages as a result of high market demand in some product categories such as home and electronics. As a result, although QVC normally plans its product presentations months in advance based on its expectations of consumer demand, supply chain issues have required that QVC shift or reschedule a number of product presentations due to a lack of product availability. In some cases, the products were part of a broader marketing campaign, which also impacts the sale of related items that were originally intended to leverage off of the shifted product promotion.

Delays by manufacturers and vendors could also result in delays to delivery dates to our businesses’ customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices and ultimately, termination of customer relationships. For example, beginning in the second quarter of 2021, QVC experienced escalating shipping disruptions due to challenges in the global supply chain and labor market. While we believe our businesses can manage their exposure to these risks, we cannot be certain that they will be able to identify alternative sources for their products without delay or without greater cost to them. Although we and our businesses are assessing the impact of these and other macroeconomic trends related to the pandemic, the extent to which COVID-19 impacts our results and financial condition will depend on future developments, such as any new information that may emerge concerning the severity of COVID-19, new strains of the virus and the actions to contain and treat its impacts, among others. There can be no assurance that we will be able to accurately predict or plan for any long term effects on our businesses, and thus the ultimate impact of the pandemic on our businesses, financial condition and result of operations remains uncertain.

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

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to our financial results, including our capital and liquidity, for 2022 and beyond. These include governmental restrictions on our  businesses’ ability to continue to operate under stay at home restrictions and produce content, reduced demand for products they sell, decreases in the disposable income of existing and potential new customers, the impacts of inflation, recession and other uncertainties with respect to the continuity of government stimulus programs implemented in response to COVID-19, increased currency volatility resulting in adverse currency rate fluctuations, higher unemployment, labor shortages, and an adverse impact to our businesses’ supply chains and shipping disruptions for both the products they import and purchase domestically and the products they sell, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints. While the impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on our financial results.

Further, the extent of the impact of the COVID-19 pandemic on our businesses remains fluid and the likelihood of an impact on us that could be material increases the longer the virus impacts activity levels in the locations in which we operate. In particular, although vaccines are now widely available, acceptance of vaccines remains uncertain and cannot be predicted at this time. Lack of public acceptance could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if vaccines are widely distributed and accepted, there can be no assurance that the vaccines will ultimately be successful in limiting or stopping the spread of COVID-19. Even after the COVID-19 pandemic subsides, the U.S. economy and other major global economies may experience a recession, and we anticipate our businesses and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

Moreover, although our subsidiaries and business affiliates sell a variety of exclusive products, one of the most significant challenges our subsidiaries and business affiliates face is competition on the basis of price. Price is of great importance to most customers, and price transparency and comparability continues to increase, particularly as a result of digital technology. The ability of consumers to compare prices on a real-time basis puts additional pressure on our subsidiaries and business affiliates to maintain competitive prices. Additionally, as a result of inflationary pressures currently being experienced in many markets, our cost to obtain, import and deliver the products we sell has increased, which has required us to charge consumers more for those products, or reduce our margin on those products, or both. These price increases may result in us being unable to maintain competitive prices with other retailers.

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

In addition, the stay at home restrictions imposed in response to COVID-19 led many traditional brick and mortar retailers to temporarily close their stores but allowed distance retailers, such as QVC and Zulily, to continue operating. As a result, QVC initially experienced an increase in new customers and an increase in demand for certain categories, such as home and electronics. However, as the stay-at-home restrictions were moderated, traditional brick and mortar retailers were allowed to reopen their stores and consumers were able to resume some level of prepandemic shopping habits. Beginning in the second quarter of 2021, QVC observed a decline in new customers and a decline in demand for our home product category.

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

Zulily offers Smart-pay, a program which customers may pay for certain merchandise in two or three payments. Zulily maintains allowances for estimated losses resulting from the inability of customers to make required payments. Actual losses due to the inability of customers to make required payments may increase in a given period or exceed related estimates. Zulily may experience these losses at greater rates, which will require it to maintain greater allowances for credit losses of estimated losses than it has historically.

Most major retailers either directly or through third parties offer some form of Buy Now Pay Later (“BNPL”) financing arrangements that typically charge interest or late fees. Recently, a number of jurisdictions in which we operate have indicated that these BNPL financing arrangements will be subject to increased regulation to ensure compliance with various consumer protection laws and regulations. Although we do not charge interest or impose late fees as part of our installment payment options, changes to existing laws and regulations or their interpretation, or the adoption of new laws or regulations could require mandatory changes to our installment payment options. Implementing these changes may increase our costs to maintain our installment payment options and may make our installment payment options less desirable to our customers which could lead to a decline in sales; additionally, failure to comply with these laws and regulations could result in the imposition of fines and penalties, any of which could have an adverse effect on our results of operations.

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

Natural disasters, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects. Our businesses operate regional headquarters and administrative offices, distribution centers and call centers worldwide. If any of these facilities or the facilities of our businesses’ vendors or third-party service providers are affected by natural disasters (such as fires, earthquakes, tsunamis, power shortages or outages, floods or monsoons), public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability, insurrections or other conflict), or other events outside of our businesses’ control, our businesses, financial condition and results of operations could be materially adversely affected. For example, on Saturday, December 18, 2021, QVC experienced a fire at its QVC Rocky Mount, Inc. fulfillment center in North Carolina, during which one contractor lost his life. The building will be closed for the foreseeable future. Rocky Mount was QVC’s second-largest fulfillment center processing 25% to 30% of volume for QVC-U.S. and also served as QVC-U.S.’s primary returns center for hard goods. Inbound deliveries have been diverted to other distribution facilities within QVC’s distribution network and QVC is evaluating secondary facilities to supplement fulfillment and returns demand while Rocky Mount remains closed. In addition, any of these events occurring at our or our businesses’ vendors’ facilities also could impact its businesses’ reputations and their customers’ perception of the products they sell, and adversely affect our business, financial condition and results of operations. Moreover, these types of events could have broader effects causing macro-level issues in the areas where its businesses operate. For example these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact its business, financial condition and results of operations.

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

Our businesses could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as their inability to monetize the resulting web traffic. The success of our online commerce businesses depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from various digital marketing channels that charge a fee. Third-party digital platforms, such as Google and Facebook, frequently update and change the logic that determines the placement and display of results of a user’s search, or advertiser content, such that the purchased or algorithmic placement of advertisements or links to the websites of our online commerce businesses can be negatively affected. If a major search engine or third-party digital platform changes its algorithms in a manner that negatively affects their paid advertisement distribution or unpaid search ranking, the business and financial performance of our online commerce businesses would be adversely affected, potentially to a material extent. Additionally, Mobile application distribution platforms, such as Apple’s App Store and the Amazon Appstore for Android, may require that third party digital platforms and ecommerce companies present users with an option where the user chooses to opt-in or opt-out of tracking technology used by these third party digital platforms or included in mobile applications. To the extent that users opt-out of tracking technology used by third party digital platforms on which our online commerce businesses advertise or users of our online commerce businesses’ applications opt-out of tracking technology included in our online commerce businesses’ applications, the ability to monitor and improve customer experience and track the effectiveness of our online commerce businesses’ digital marketing strategies would be adversely impacted. Furthermore, the failure of our online commerce businesses to successfully manage their digital marketing strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if they were to replace free traffic with paid traffic. Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our online commerce businesses will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on their sites. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. Globally, the cost of digital marketing has increased significantly, and no assurance can be given that the fees our businesses pay to third-party digital platforms will not exceed the revenue generated by their visitors. The increasing costs of digital marketing may require that we find more cost-effective ways of reaching and retaining consumers, which may not be as effective as the current methods of digital marketing. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results.

System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiary QVC and our other online commerce and catalog businesses may adversely affect their ability to, as applicable, operate their businesses, transmit their television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. The success of our subsidiaries and business affiliates depends, in part, on their ability to maintain the integrity of their transmissions, systems and infrastructures, including the transmission of television programs (in the case of QVC), as well as their websites, information and related systems, call centers and fulfillment facilities. These subsidiaries and business affiliates may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent them from transmitting their signals or efficiently providing services or fulfilling orders, as the case may be. QVC is in the process of implementing new technology systems and upgrading others. The failure to properly implement new systems, delays in implementing new systems or failing to integrate new systems with our legacy systems could impair the ability of our subsidiaries and business affiliates to provide services and content, fulfill orders and/or process transactions. Each of QVC and Cornerstone also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of its respective signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in its signal transmissions, systems and infrastructures, or any deterioration in the performance of these transmissions, systems and infrastructures, could impair its ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time. These risks are exacerbated by our businesses’ move to a more remote workforce in response to the COVID-19 pandemic. Any of these events could cause transmission or system interruption, delays and loss of critical data, and could prevent our subsidiaries and business affiliates from providing services, fulfilling orders and/or processing transactions. While our subsidiaries and business affiliates have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all possible risks. In addition, some of our subsidiaries and business affiliates may not have adequate insurance coverage to compensate for losses from a major interruption.

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights. In the processing of consumer transactions and managing their employees, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in 2015 invalidated the U.S.-E.U. Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The E.U.-U.S. Privacy Shield, which replaced the U.S.-E.U. Safe Harbor Framework, and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of standard contractual clauses (“SCCs”) - another key mechanism to allow data transfers between the U.S. and the E.U.  Although the U.S. and E.U. are negotiating a privacy framework to replace the E.U.-U.S. Privacy Shield, it is unclear when the U.S. and the E.U. will adopt a new data transfer framework. The European Commission adopted revised SCCs on June 4, 2021. Further, the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. On February 10, 2021, the Council of the E.U. adopted final regulations regarding privacy and electronic communications that would complement the GDPR, including additional regulation of the Internet tracking tools known as “cookies.” The final regulations are subject to review by the European Parliament and European Commission, and may be enacted in 2022 or 2023. Following the "Brexit" withdrawal of the United Kingdom (U.K.) from the E.U., on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area.  As a result, personal data transfers from the E.U. to the UK may continue without a new data transfer framework.  California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA took effect on January 1, 2020. The California Attorney General has issued regulations and guidance regarding the law.  In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and expands the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws.  Most of the CPRA’s provisions become effective on January 1, 2023. In addition, Virginia enacted the Consumer Data Protection Act in March 2021, which regulates the handling of personal data and takes effect on January 1, 2023, and Colorado enacted a personal data protection law in July 2021, the Colorado Privacy Act, which takes effect on July 1, 2023. Other states in the U.S. are also separately proposing laws to regulate privacy and security of personal data. QVC’s, Cornerstone’s and Zulily’s failure, and/or the failure by the various third party vendors and service providers with which QVC, Cornerstone and Zulily do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage QVC’s, Cornerstone’s and Zulily’s reputations and the reputation of their third party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect QVC’s, Cornerstone’s and Zulily’s business, financial condition and results of operations and, as a result, our Company. In addition, we, our subsidiaries or our business affiliates may not have adequate insurance coverage to compensate for losses.

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

Our businesses are subject to security risks, including security breaches and identity theft. Through their operations, sales, marketing activities, and use of third-party information, our businesses collect and store certain non-public personal information that customers provide to purchase products, enroll in promotional programs, register on websites, or otherwise communicate to them. This may include phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. Our businesses gather and retain information about employees in the normal course of business. Our businesses may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of their business. In addition, our businesses’ online operations depend upon the transmission of confidential information over the Internet, such as information permitting cashless payments. Like many e-commerce companies, we frequently encounter unauthorized parties attempting to gain access to our businesses’ or our businesses’ vendors’ systems by, among other things, hacking into our businesses’ systems or those of our businesses’ partners or vendors, through fraud or other means of deceiving our businesses’ employees, partners or vendors, burglaries, errors by our or our vendors’ employees, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in persons obtaining unauthorized access to our businesses’ data. As our businesses have significantly increased the number of employees working remotely due to the COVID-19 pandemic, and as our businesses’ vendors and other business partners move to remote work as well, our businesses and our businesses’ partners may be more vulnerable to cyber attacks. The techniques used to gain such access to our businesses’ or our businesses’ vendors’ information technology systems, our businesses’ data or customers’ data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Increasingly, unauthorized parties are exploiting access they gain to third party vendors to target companies that do business with these vendors, this may include third party vendors with whom we do business. Our businesses have implemented systems and processes intended to secure their information technology systems and prevent unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cyber-attacks, system compromises or misuses of data. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. Any penetration of network security or other misappropriation or misuse of customer, employee or other personal information, whether at our businesses’ or any of our businesses’ vendors, could cause interruptions in the operations of our businesses and subject them to increased costs, fines, litigation, regulatory actions and other liabilities. Security breaches could also significantly damage their reputation with their customers and third parties with whom they do business, which could result in lost sales and customer and vendor attrition. Our businesses continue to invest in new and emerging technology and other solutions to protect their retail commerce websites, mobile commerce applications and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. If our businesses are unable to maintain the security of their retail commerce websites and mobile commerce applications, they could suffer loss of sales, reductions in traffic, diversion of management attention, and deterioration of their competitive position and incur liability for any damage to customers whose personal information is unlawfully obtained and used. Our businesses may be required to expend significant additional capital and other resources to protect against and remedy any potential or existing security breaches and their consequences, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. Our businesses also face similar risks associated with security breaches affecting third parties with which they are affiliated or otherwise conduct business. The loss of confidence in our online commerce businesses resulting from any such security breaches or identity theft could adversely affect the business, financial condition and results of operations of our online commerce businesses and, as a result, our Company.

Risks Related to Our Businesses’ Facilities and Third Party Suppliers and Vendors

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

In December 2021, QVC’s distribution facility located in Rocky Mount, North Carolina suffered significant fire damage. Although the cause of the fire is being investigated, QVC expects that the facility will be closed for the foreseeable future. Rocky Mount was QVC’s second largest distribution facility and processed most of its returned merchandise. As a result of the supply chain disruptions caused by the loss of this facility, QVC has shifted shipments to other distribution facilities within its distribution network. Although it is still early in the process, QVC is investigating available alternatives to restore the capacity to its distribution network and returned merchandise processing that were lost as a result of the Rocky Mount fire. Delays caused by shifting capacity to other facilities and delays in restoring lost capacity to QVC’s distribution network could cause disruptions to its order fulfillment process, causing delays in delivering product to customers which would result in lost sales, strain QVC’s relationships with customers, and cause harm to QVC’s reputation, any of which could have a material adverse impact on our business, financial condition and operating results. QVC maintains property and business interruption insurance coverage. As of the date of this report, QVC is still in the process of assessing damage to the property and inventory and submitting relevant insurance claims to determine the recovery of certain fire-related costs in connection with the Rocky Mount fire. In December 2021, QVC received an advance of $100 million from its insurance provider related to initial fire-related costs. There can be no assurance that QVC will be able to collect additional insurance proceeds to cover certain of the losses resulting from the Rocky Mount fire.

In 2019, QVC opened a new distribution facility in Bethlehem, Pennsylvania. As a result of opening this facility, in 2021 QVC closed distribution facilities in Lancaster, Pennsylvania and Roanoke, Virginia. Although QVC has been shipping customer orders from its Bethlehem distribution center, since 2019 the facility has not been operating at full capacity primarily due to staffing issues related to COVID-19 and labor shortages. Delays in the Bethlehem distribution center operating at full capacity could cause delays in delivering product to customers which would result in lost sales, strain relationships with customers, and cause harm to our businesses’ reputations, any of which could have a material adverse impact on our business, financial condition and operating results.

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

The seasonality of certain of our businesses places increased strain on their operations. The net revenue of our home television and online commerce businesses in recent years indicates that these businesses are seasonal due to a higher volume of sales in certain months or calendar quarters or related to particular holiday shopping. For example, in recent years, QVC has earned, on average, between 21% and 24% of its global revenue in each of the first three quarters of the year and between 30% and 32% of its global revenue in the fourth quarter of the year. Similarly, our subsidiary Cornerstone experiences higher sales volume during the second and fourth quarters of the year. Our subsidiary Zulily experiences a stronger fourth quarter due to the holiday shopping season. If the vendors for these businesses are not able to provide popular products in sufficient amounts (for example, due to the loss of inventory, illness or absenteeism of our businesses’ or our businesses’ vendors’ workforces, government mandated shutdown orders, impaired financial conditions or other reasons resulting from the COVID-19 pandemic) such that these businesses fail to meet customer demand, it could significantly affect their revenue and future growth. The supply of such products may not return to pre-COVID-19 levels, and if so, product supplies may return to pre-COVID-19 levels at different times, and our efforts to ensure popular products are in stock may not be successful.  If too many customers access the websites of these businesses within a short period of time due to increased demand, our businesses may experience system interruptions that make their websites unavailable or prevent them from efficiently fulfilling orders, which may reduce the volume of goods they offer or sell and the attractiveness of their products and services. In addition, they may be unable to adequately staff their fulfillment networks and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. Risks described elsewhere in this Part I, Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand. To the extent these businesses pay for holiday merchandise in advance of certain holidays (e.g., in the case of QVC, in August through November of each year), their available cash may decrease, resulting in less liquidity.

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

We have overlapping directors and officers with Liberty Media Corporation (“LMC”), Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”), Liberty Broadband, and Liberty Media Acquisition Corporation (“LMAC”), which may lead to conflicting interests. As a result of certain transactions that occurred between 2011 and 2014 that resulted in the separate corporate existence of our Company, LMC, TripAdvisor Holdings and Liberty Broadband as well as the initial public offering of LMC’s subsidiary, LMAC, in January 2021, most of the executive officers of Qurate Retail also serve as executive officers of LMC, TripAdvisor Holdings, Liberty Broadband and LMAC and there are overlapping directors. Other than LMC’s ownership of LMAC’s sponsor, which beneficially owns 20% of LMAC’s outstanding common stock as of December 31, 2021, none of the foregoing companies has any ownership interest in any of the others. Our executive officers and the members of our Company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at LMC, TripAdvisor Holdings, Liberty Broadband or LMAC have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. For example, there may be the potential for a conflict of interest when our Company, LMC, TripAdvisor Holdings, Liberty Broadband or LMAC looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of our Company's directors and officers own LMC, TripAdvisor Holdings, Liberty Broadband and/or LMAC stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, LMC, TripAdvisor Holdings, Liberty Broadband and/or LMAC. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, TripAdvisor Holdings and LMAC has renounced its rights to certain business opportunities and their respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including LMC, TripAdvisor Holdings, Liberty Broadband and LMAC) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with LMC, TripAdvisor Holdings, Liberty Broadband or LMAC and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, LMC, TripAdvisor Holdings, Liberty Broadband or LMAC or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Risks Related to Economic Conditions

Certain of our subsidiaries and business affiliates have operations outside of the U.S. that are subject to numerous operational and financial risks. Certain of our subsidiaries and business affiliates have operations in countries other than the U.S. that are subject to the following risks inherent in international operations:

●	fluctuations in currency exchange rates;
●	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;
●	recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting overseas markets;
●	inflationary pressures, such as those the market is currently experiencing, which may increase the costs of the products our businesses sell, as well as the shipping and delivery of these products;
●	limited ability to repatriate funds to the U.S. at favorable tax rates;
●	potentially adverse tax consequences;
●	export and import restrictions, changes in tariffs, trade policies and trade relations;
●	disruptions to international shipping and supply chains;
●	increases in taxes and governmental royalties and fees;
●	the ability to obtain and maintain required licenses or certifications, such as for web services and electronic devices, that enable us to operate our businesses in foreign jurisdictions;
●	changes in foreign and U.S. laws, regulations and policies that govern operations of foreign-based companies;
●	changes to general consumer protection laws and regulations;
●	difficulties in staffing and managing international operations as a result of distance, language and cultural differences; and
●	threatened and actual terrorist attacks, political unrest in international markets and ongoing military action around the world that may result in disruptions of service that are critical to QVC’s international businesses.

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

Significant developments stemming from U.S. trade policy or Brexit could have a material adverse effect on our businesses. The Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U. The U.K. formally left the E.U. on January 31, 2020. This began a transition period that ran until December 31, 2020. On January 1, 2021, the U.K. left the E.U. Customs Union and Single Market, as well as all E.U. policies and international agreements. On December 24, 2020, the European Commission reached a trade agreement with the U.K. on the terms of its future cooperation with the E.U. (the “Trade Agreement”). The Trade Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods that satisfy applicable point of origin rules (that is, that U.K. or E.U. goods are wholly produced or significantly worked in the U.K. or E.U., as applicable) will be free of tariffs and quotas; however, economic relations between the U.K. and the E.U. will now be on more restrictive terms than existed previously. For example, packages sent to and from the U.K., will need to satisfy new customs requirements and obtain applicable transit documents which may result in delays exporting items to customers outside of the U.K. and delays importing products into the U.K. that are shipped to us by our vendors. The Trade Agreement did not have a material impact to our business; however, we cannot predict the impact that any future agreements on economic relations between the U.K. and the E.U. will have on our businesses and our customers, and it is possible that new terms or new agreements may adversely affect our operations and financial results.

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

Weak economic conditions worldwide may reduce consumer demand for our businesses’ products and services. Prolonged economic uncertainty in various regions of the world in which our subsidiaries and business affiliates operate could adversely affect demand for our businesses’ products and services since a substantial portion of our businesses’ revenue is derived from discretionary spending by individuals, which typically falls during times of inflation, recession and economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate, customers of our subsidiaries and business affiliates may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect our revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. We currently are unable to predict the extent of any of these potential adverse effects.

Significant developments stemming from U.S. trade policy with China, including in response to forced labor and human rights abuses in China, may adversely impact our businesses and operating results. Early decisions by the Biden Administration confirm continuity of a bipartisan consensus in the U.S. government favoring increased confrontation of China in trade practices and economic matters, national security and human rights. The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our businesses’ ability to meet customer demand and could result in lost sales or an increase in our businesses’ cost of merchandise, which would have a material adverse impact on our businesses and results of operations.

Recently there have been heightened tensions in relations between Western nations and China. The U.S. government has made statements and taken certain actions that have led to changes to U.S. trade policies towards China. For example, on January 19, 2021, the U.S. State Department declared that China’s human rights abuses in China’s Xinjiang Uyghur Autonomous Region (“XUAR”) is a “genocide” against ethnic Uyghur Muslims. On December 23, 2021, President Biden signed the Uyghur Forced Labor Prevention Act (the “UFLPA”) into law, which is intended to address the use of forced labor in the XUAR. Among other things, the UFLPA imposes a presumptive ban on the import of goods to the United States that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor.  The UFLPA will take effect on June 21, 2022 and will increase the risk of delay of goods and inventory shortages. Additionally, the  U.S. Customs and Border Protection (“CBP”) issued a region-wide withhold release order (“WRO”), effective January 13, 2021, pursuant to which the CBP will detain cotton products produced in the XUAR. The WRO applies to, among other things, cotton grown in the XUAR and to all products made in whole or in part using such cotton, regardless of where the downstream products are produced, and importers are responsible for ensuring the products they are attempting to import do not exploit forced labor at any point in their supply chain, including the production or harvesting of the raw material. As a result of the WRO, products imported into the U.S. could be held by the CBP based on a suspicion that they originated from the XUAR or that they may have been produced by Chinese suppliers accused of participating in forced labor, pending the importer providing satisfactory evidence to the contrary.  Such process could result in a delay or complete inability to import such goods, which could result in inventory shortages and lost sales. Additionally, the United States Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although our businesses do not knowingly do business with XPCC, our businesses could be subject to penalties, fines or sanctions if any of the vendors from which they purchase goods is found to have dealings, directly or indirectly with XPCC or entities it controls. Even if our businesses were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, our businesses’ reputations could be damaged. Our businesses may also incur expenses for the review pertaining to these matters and the cost of remediation and other changes to products, processes or sources of supply as a consequence of such verification activities. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our businesses’ vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our businesses’ vendors’ contract manufacturers are located, as well as freight costs from those regions. Fluctuations in wage rates required by legal or industry standards could increase our businesses’ costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our businesses’ profitability and negatively impact our businesses’ sales volume.

Risks Related to Our Indebtedness and Common Stock

Our subsidiary QVC has significant indebtedness, which could limit its flexibility to respond to current market conditions, restrict its business activities and adversely affect its financial condition. As of December 31, 2021, QVC had total secured debt, other than its finance lease obligations, consisting of $4,448 million of secured indebtedness under its existing notes and $481 million secured indebtedness under its senior secured credit facility, in each case, secured by a first priority lien on all shares of its capital stock. Additionally, there was $2.75 billion of unused capacity under its senior secured credit facility. In addition, QVC had $157 million of finance lease obligations and $203 million of operating lease liabilities. QVC may incur significant additional indebtedness in the future. If new indebtedness is added to QVC’s current debt levels, the related risks that it now faces could intensify. The indebtedness of QVC, combined with other financial obligations and contractual commitments, could among other things:

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

QVC may need to refinance its indebtedness. Although QVC expects to refinance or otherwise repay its indebtedness, it may not be able to refinance its indebtedness on commercially reasonable terms or at all. The financial terms or covenants of any new credit facility, notes or other indebtedness may not be as favorable as those under its senior secured credit facility and its existing notes. QVC’s ability to complete a refinancing of its senior secured credit facility and its existing notes prior to their respective maturities will depend on its financial and operating performance, its credit rating with rating agencies, as well as a number of conditions beyond its control. For example, if disruptions in the financial markets were to exist at the time that it intended to refinance this indebtedness, it might be restricted in its ability to access the financial markets. If QVC is unable to refinance its indebtedness, its alternatives would include negotiating an extension of the maturities of its senior secured credit facility and its existing notes with the lenders and holders, respectively, and seeking or raising new equity capital. If QVC were unsuccessful, the lenders under its senior secured credit facility and the holders of its existing notes could demand repayment of the indebtedness owed to them on the relevant maturity date, which could adversely affect its and our financial condition.

Covenants in QVC’s debt agreements could restrict its business in many ways. QVC’s senior secured credit facility and the indentures governing its notes contain various covenants that limit its ability and/or its restricted subsidiaries' ability to, among other things:

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

In addition, QVC’s senior secured credit facility contains restrictive covenants and requires it to maintain a specified leverage ratio. QVC’s ability to meet this leverage ratio test can be affected by events beyond its control, and it may be unable to meet those tests. A breach of any of these covenants could result in a default under QVC’s senior secured credit facility, which in turn could result in a default under the indentures governing its notes. Upon the occurrence of an event of default under QVC’s senior secured credit facility, the lenders could elect to declare all amounts outstanding under its senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If QVC were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. QVC’s senior secured credit facility, its notes and certain future indebtedness are secured by a first priority perfected lien in all shares of its capital stock. If the lenders and counterparties under QVC’s senior secured credit facility, its notes and certain future indebtedness accelerate the repayment of obligations, it may not have sufficient assets to repay such obligations. QVC’s borrowings under its senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose it to interest rate risk. If interest rates increase, QVC’s debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and QVC’s net income would decrease. In addition, QVC may hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that QVC will be fully protected against material interest rate fluctuations.

QVC may be adversely affected by the discontinuance of the London Inter-Bank Offered Rate and the transition to alternative reference rates. QVC’s borrowings under its senior secured credit facility carry a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. Additionally, QVC’s senior secured credit facility provides for a transition to a SOFR based rate or to other alternative reference rates depending acceptance in the market of these rates. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase out could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of QVC’s borrowings under its senior secured credit facility.

A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations. As of December 31, 2021, our wholly-owned subsidiary LI LLC had $1,952 million principal amount of publicly-traded debt outstanding.  LI LLC is a holding company for all of our subsidiaries and investments. Our ability to meet the financial obligations of LI LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us or LI LLC depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including QVC’s credit facility and bond indentures. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor LI LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. See “We do not have the right to manage our business affiliates, which means we are not able to cause those business affiliates to act in a manner that we deem desirable” above.

We have disposed of certain of the reference shares underlying the exchangeable debentures of LI LLC, which exposes us to liquidity risk. LI LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $1,160 million as of December 31, 2021.  Under the terms of these exchangeable debentures, the holders may elect to require LI LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which LI LLC may honor through delivery of reference shares, cash or a combination thereof. Also, LI LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends. LI LLC has disposed of some of the reference shares underlying certain of these exchangeable debentures. For example, in connection with the transactions that resulted in our Company acquiring a controlling equity interest in GCI Liberty that was subsequently split-off (the “Transactions”), our Company contributed its entire equity interest in Charter Communications, Inc. to GCI Liberty, which was subsequently acquired by Liberty Broadband. Shares of Charter serve as the underlying reference shares for the 1.75% Exchangeable Debentures. Pursuant to agreements entered into in connection with the Transactions and Liberty Broadband’s acquisition of GCI Liberty, there is an indemnification obligation from Liberty Broadband to LI LLC for certain payments made to a holder of the 1.75% Exchangeable Debentures that pertains to the holder’s ability to exercise its exchange right according to the terms of the 1.75% Exchangeable Debentures on or before October 5, 2023. However, we cannot give any assurance as to whether Liberty Broadband will fulfill its indemnification obligations pursuant to the indemnification agreement.

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

Transactions in our common stock by our insiders could depress the market price of our common stock. Sales of or hedging transactions such as collars relating to our shares by John C. Malone, a director of our Company, Gregory B. Maffei, our Chairman of the Board, or David Rawlinson II, our Chief Executive Officer and President, or any of our other directors or executive officers could cause a perception in the marketplace that our stock price has peaked or that adverse events or trends have occurred or may be occurring at our Company. This perception can result notwithstanding any personal financial motivation for these insider transactions. As a result, insider transactions could depress the market price for shares of one or more series of our common stock.

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

QxH owns its corporate headquarters and operations center in West Chester, Pennsylvania which consists of office space and includes executive offices, video broadcast studios, showrooms, broadcast facilities and administrative offices. QxH owns a call center in Chesapeake, Virginia. QxH owns a multi-functional building in St. Petersburg, Florida. QxH owns distribution centers in Piney Flats, Tennessee; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina; and Ontario, California and leases a distribution center in Bethlehem, Pennsylvania.

On December 18, 2021, QxH experienced a fire at its Rocky Mount distribution center in North Carolina and as a result the facility will be closed for the foreseeable future. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations " for further details.

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

Cornerstone owns an office in Franconia, New Hampshire. Cornerstone leases its fulfillment centers in Butler and Warren Counties in Ohio and Phoenix, Arizona. It also leases other properties consisting of administrative offices, 22 retail stores and outlets in various locations throughout the United States.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Each series of the common stock of Qurate Retail, Inc. ( “Qurate Retail,” the “Company,” “we,” “us” and “our”) trades on the Nasdaq Global Select Market.  Our Series A and Series B common stock trade on the Nasdaq Global Select Market, under the symbols “QRTEA” and “QRTEB.”  Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com. The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2021 and 2020.  Although our Series B common stock is traded on the Nasdaq Global Select Market, an established public trading market does not exist for the stock, as it is not actively traded.

	Qurate Retail
	Series B (QRTEB)
	High	Low
2020
First quarter	$6.04	2.39
Second quarter	$5.96	3.32
Third quarter	$28.46	5.60
Fourth quarter	$12.00	6.78
2021
First quarter	$15.77	10.40
Second quarter	$17.39	11.25
Third quarter	$13.74	10.18
Fourth quarter	$12.16	7.07

Holders

As of January 31, 2022, there were 2,244 and 60 record holders of our Series A and Series B Qurate Retail common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

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

On November 4, 2021, Qurate Retail announced that its Board of Directors declared a special cash dividend in the amount of $1.25 per common share for an aggregate cash dividend of approximately $488 million based on shares outstanding as of October 31, 2021. The dividend was payable on November 22, 2021 to stockholders of record of Qurate Retail’s Series A and Series B common stock as of the close of business on November 15, 2021.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

In May 2019, the board authorized the repurchase of $500 million of Series A or Series B Qurate Retail common stock. In August 2021, the board authorized the repurchase of $500 million of Series A or Series B Qurate Retail common stock.

	Series A Qurate Retail Common Stock (QRTEA)
				Maximum Number
				(or Approximate Dollar
			Total Number of	Value) of Shares that
	Total Number	Average	Shares Purchased as Part	May Yet Be purchased
	of Shares	Price Paid per	of Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
October 1 - 31, 2021	2,745,588	$10.33	2,745,588	$660	million
November 1 - 30, 2021 [1]	11,479,893	$9.87	11,479,893	$546	million
December 1 - 31, 2021	6,685,685	$8.11	6,685,685	$492	million
Total	20,911,166	9.37	20,911,166

(1) Includes 4,083,333 shares repurchased as a result of the physical settlement of financial instruments during November 2021.

There were no repurchases of Series B Qurate Retail common stock or Preferred Stock during the three months ended December 31, 2021.

3,539 shares of Series A Qurate Retail common stock and 108 shares of Preferred Stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2021.

Item 6. [Reserved]

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

In response to these stay at home restrictions, QVC has mandated that all employees work from home where possible and has reduced the number of employees, third parties and visitors who are allowed into its on-site facilities, such as the studios and fulfillment centers.  QVC has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. In some cases, the move to a work from home arrangement for certain of its employees will be permanent, which has resulted in the reduction of office space. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. Due to ongoing staffing issues and labor shortages, QVC has increased wages and offered incentives, resulting in additional costs to the company. The inability to control the spread of COVID-19, or the expansion or extension of containment measures, such as stay at home restrictions could negatively impact our results in the future.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating. As a result, from the end of the first quarter of 2020 and continuing through the first quarter of 2021, QVC observed an increase in new customers and an increase in demand for certain categories, such as home. Beginning in the second quarter of 2021, QVC observed a decline in new customers and a decline in demand for its home product category, while also seeing an increase in demand for its apparel product category.

Zulily and QVC have seen increased freight surcharges from China due to COVID-19 and have made work accommodations in its fulfillment centers which has resulted in an increase in labor expense.

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to the Company’s financial results, including its capital and liquidity. These include governmental restrictions on QVC’s ability to continue to operate under stay at home restrictions and produce content; reduced demand for products we sell; decreases in the disposable income of existing and potential new customers; the impacts of any recession or inflationary environment and other uncertainties with respect to the continuity of government stimulus programs implemented in response to COVID-19; increased currency volatility resulting in adverse currency rate fluctuations; higher unemployment; labor shortages; and an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products we sell, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints. While the future impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on our financial results.

Beginning in the second quarter of 2021, QVC saw increased product shortages as a result of high market demand in some product categories such as home and electronics. QVC also experienced escalating shipping disruptions due to challenges in the global supply chain and labor market. These factors impacted QVC’s ability to offer certain goods and ship orders timely to its customers. In addition, QVC began to see increased inflationary pressures during the period. If these pressures persist, it may result in certain increased costs outpacing its pricing power in the near term.

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was the QVC’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S. and also served as QVC-U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and will be closed for the foreseeable future. QVC has taken steps to mitigate disruption to operations including diverting inbound orders to its other fulfillment centers and will continue to leverage its existing fulfillment centers in the near-term. For the year ended December 31, 2021, QVC incurred fire-related costs including $134 million in loss on inventory, $87 million in loss on fixed assets, and $29 million in other fire-related costs including $21 million of costs that were not fully reimbursable by QVC”s insurance policies, primarily related to shut-down pay and severance expense, that were netted with expected insurance recoveries (collectively, "Fire related costs, net"). While there can be no assurance, based on the provisions of QVC’s insurance policies, and discussions with insurance carries, QVC has determined that recovery of certain fire-related costs is probable, and an insurance receivable balance of $129 million, net of $100 million of insurance proceeds received in advance, has been recorded as of December 31, 2021.

As of the date of this report, QVC is still in the process of assessing damage to property and inventory and submitting relevant insurance claims. There is approximately $117 million of inventory at the Rocky Mount facility that is currently being assessed for damage and is included in Inventories in the consolidated balance sheet as of December 31, 2021. QVC anticipates any additional inventory losses will be covered by insurance policies. QVC expects to continue to record additional costs and recoveries until the property and inventory assessment is completed and the insurance claim is fully settled. While QVC has started taking steps to minimize the overall impact to the business, QVC expects a negative impact to net sales as a result of lost inventory as well as increased warehouse and logistics costs in 2022.

Strategies and Challenges

Televised Shopping Businesses. The goal of QVC is to extend its leadership in video commerce, e-commerce, mobile commerce and social commerce by continuing to create the world’s most engaging shopping experiences, combining the best of retail, media, and social, highly differentiated from traditional brick-and-mortar stores or transactional e-commerce. QVC provides customers with curated collections of unique products, made personal and relevant by the power of storytelling. QVC curates experiences, conversations and communities for millions of highly discerning shoppers, and also reach large audiences, across its many platforms, for its thousands of brand partners.

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

QVC's future net revenue growth will primarily depend on sales growth from e-commerce, mobile platforms and applications via streaming video, additions of new customers from households already receiving QVC's broadcast programming and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and Internet video services; (iv) QVC's ability to source new and compelling products and (v) general economic conditions.

In July 2020, QVC implemented a planned workforce reduction with the goal of making the organizational structure streamlined and more efficient. As a result, QVC recorded $20 million of severance expense during the year ended December 31, 2020, which is recorded in selling, general and administrative expense.

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

Early decisions by the Biden Administration confirm continuity of a bipartisan consensus in the U.S. government favoring increased confrontation of China in trade practices and economic matters, national security and human rights. The imposition of any new U.S. tariffs or other restrictions on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair QVC’s ability to meet customer demand and could result in lost sales or an increase in its cost of merchandise, which would have a material adverse impact on its business and results of operations.

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

Operating Results

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Revenue
QxH	$8,277	8,505	8,277
QVC International	3,077	2,967	2,709
Zulily	1,453	1,636	1,571
Corporate and other	1,238	1,070	901
Inter-segment eliminations	(1)	(1)	—
Consolidated Qurate Retail	$14,044	14,177	13,458

Operating Income (Loss)
QxH	$1,018	1,128	973
QVC International	489	439	354
Zulily	(469)	(12)	(1,091)
Corporate and other	49	17	(52)
Consolidated Qurate Retail	$1,087	1,572	184

Adjusted OIBDA
QxH	$1,439	1,547	1,536
QVC International	562	510	446
Zulily	(12)	83	48
Corporate and other	91	58	(1)
Consolidated Qurate Retail	$2,080	2,198	2,029

Revenue.    Our consolidated revenue decreased 0.9% and increased 5.3% for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods.

QxH, QVC International and Zulily revenue decreased $228 million, increased $110 million, and decreased $183 million, respectively, during the year ended December 31, 2021, as compared to the same period in the prior year.  See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Corporate and other revenue increased $168 million for the year ended December 31, 2021, as compared to the corresponding period in the prior year due entirely to an increase in revenue at Cornerstone due to strong customer demand in the home category.

QxH, QVC International and Zulily revenue increased $228 million, $258 million, and $65 million, respectively, during the year ended December 31, 2020 compared to the same period in the prior year. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Corporate and other revenue increased $169 million for the year ended December 31, 2020, as compared to the corresponding prior year period due to an increase in Cornerstone revenue of $169 million as a result of strong customer response in the home category due to increased demand for home furnishings, interior décor and outdoor living items.

Operating income (loss).    Our consolidated operating income decreased $485 million and increased $1,388 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods.

Zulily operating losses increased $457 million for the year ended December 31, 2021, as compared to the corresponding prior year period, primarily due to impairment of intangible assets at Zulily during the fourth quarter of 2021. QxH and QVC International operating income decreased $110 million and increased $50 million, respectively, for the year ended December 31, 2021, compared to the same period in the prior year. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Operating income for Corporate and other improved $32 million for the year ended December 31, 2021, as compared to the corresponding period in the prior year, due to revenue growth across Cornerstone’s portfolio and lower promotional activity resulting in better margin performance.

Zulily operating losses decreased $1,079 million for the year ended December 31, 2020, as compared to the corresponding prior year period, primarily due to no impairment of intangible assets at Zulily compared to the impairment taken in the prior year. QxH and QVC International operating income increased $155 million and $85 million, respectively, for the year ended December 31, 2020, as compared to the corresponding prior year period. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Operating income for Corporate and other improved $69 million for the year ended December 31, 2020, as compared to the corresponding prior year period, primarily due to a reduction in operating losses at Cornerstone as a result of strong home category revenue and product margin performance.

Adjusted OIBDA.    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, transaction related costs (including restructuring, integration, and advisory fees), impairments and fire related costs. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA.

	Year ended
	December 31,
	2021	2020	2019

	amounts in millions
Operating income (loss)	$1,087	1,572	184
Depreciation and amortization	537	562	606
Stock-based compensation	72	64	71
Fire related costs, net	21	—	—
Impairment of intangible assets	363	—	1,167
Transaction related costs	—	—	1
Adjusted OIBDA	$2,080	2,198	2,029

Consolidated Adjusted OIBDA decreased $118 million and increased $169 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods.

QxH, QVC International, and Zulily Adjusted OIBDA decreased $108 million, increased $52 million, and decreased $95 million and for the year ended December 31, 2021, respectively, as compared to the corresponding prior year period. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.  Corporate and other Adjusted OIBDA increased $33 million for the year ended December 31, 2021, as compared to the corresponding period in the prior year due to higher Adjusted OIBDA at Cornerstone due to strong home category revenue and product margin performance.

QxH, QVC International, and Zulily Adjusted OIBDA increased $11 million, $64 million and $35 million for the year ended December 31, 2020, respectively, as compared to corresponding prior year period.  See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and Zulily. Corporate and other Adjusted OIBDA increased $59 million for the year ended December 31, 2020, as compared to the corresponding period in the prior year due to higher Adjusted OIBDA at Cornerstone due to strong home category revenue and product margin performance.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2021	2020	2019

	amounts in millions

Interest expense	$(468)	(408)	(374)
Share of earnings (losses) of affiliate, net	(94)	(156)	(160)
Realized and unrealized gains (losses) on financial instruments, net	99	(110)	(251)
Gains (losses) on transactions, net	10	224	(1)
Tax sharing income (expense) with Liberty Broadband	10	(39)	(26)
Other, net	(6)	(32)	6
Other income (expense)	$(449)	(521)	(806)

Interest expense.    Interest expense increased $60 million and $34 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. The increase for the year ended December 31, 2021 is due to dividends declared and paid related to our Preferred Stock, recorded through interest expense. The increase for the year ended December 31, 2020 is due to QVC refinancing its borrowings on its senior secured credit facility with newly issued senior secured notes, which have higher interest rates, as well as dividends incurred and paid related to the Preferred Stock during the period, partially offset by lower outstanding debt balances due to repayment of amounts outstanding on QVC’s senior secured credit facility.

Share of earnings (losses) of affiliates.    Share of losses of affiliates decreased $62 million and $4 million during the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods.  The decrease in 2021 is related to the decrease in the Company’s alternative energy entities that have either been sold or are being wound down as the federal tax credits expire. The decrease of loss in 2020 is due to fewer losses related to the Company’s alternative energy solutions entities compared to the prior year, almost completely offset by an increase in share of losses due to an other than temporary impairment of QVC’s China equity method investment. The alternative energy entities typically operate at a loss, and the Company records its share of such losses, but have favorable tax attributes and credits, which are recorded in the Company’s tax accounts.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Equity securities	$77	(1)	(22)
Exchangeable senior debentures	(130)	(277)	(337)
Indemnification asset	(21)	143	123
Other financial instruments	173	25	(15)
	$99	(110)	(251)

The changes in these accounts are due primarily to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate. The increase from loss to gain in year ended December 31, 2021 as compared to the corresponding prior year period was primarily due to a decrease in unrealized losses on the Company’s exchangeable senior debentures driven by less growth in stock prices of the securities underlying the debentures than the prior year, an increase in unrealized gains related to derivative instruments which were settled, and an  increase from the unrealized gain related to equity securities, partially offset by an unrealized loss on the indemnification asset from a gain in 2020. The decrease in losses for the year ended December 31, 2020 as compared to the corresponding prior year period was primarily driven by a decrease in unrealized losses on the Company’s exchangeable senior debentures driven by less growth in stock prices of the securities underlying the debentures than the prior year, a decrease in unrealized losses related to derivative instruments, a decrease in unrealized losses related to equity securities, and an increase in unrealized gains on the indemnification asset

Gains (losses) on transactions, net.   Gains (losses) on transactions, net, decreased $214 million and increased $225 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods.  The change in gains (losses) on transactions, net for the year ended December 31, 2020 is due to the sale of one of the Company’s alternative energy investments during the third quarter of 2020, as compared to no other transactions during 2021 or 2019. For the 2020 sale, the Company received total cash consideration of $272 million and recorded a gain of $224 million on the sale of the alternative energy investment.

Tax sharing income (expense) with Liberty Broadband. The Company has a tax sharing agreement with Liberty Broadband.  As a result, the Company recognized tax sharing income of $10 million for the year ended December 31, 2021, and tax sharing expense of $39 million and $26 million for the years ended December 31, 2020 and 2019, respectively.

Other, net. Other, net increased $26 million and decreased $38 million for the years ended December 31, 2021 and 2020, respectively, when compared to the corresponding prior year period. The activity captured in Other, net is primarily attributable to gains (losses) on early extinguishment of debt, foreign exchange gains (losses) and interest income. The increase in Other, net for the year ended December 31, 2021, as compared to the same period in the prior year, was a result of no debt retirements with extinguishment gains/(losses) in the year ended December 31, 2021.  The decrease in other, net for the year ended December 31, 2020, as compared to the same period in the prior year, is primarily due to a loss on extinguishment of debt of $40 million primarily related to the retirement of the QVC 5.125% Senior Secured Notes due 2022.

Income taxes.  The Company had an income tax expense of $217 million, an income tax benefit of $211 million and income tax benefit of $217 million for the years ended December 31, 2021, 2020 and 2019, respectively.  Our effective tax rate for the years ended December 31, 2021, 2020 and 2019 was 34.0%, 20.1% and 34.9% respectively.

In 2021 the effective tax rate was higher than the U.S. federal tax rate of 21% primarily due to foreign tax expense, state income tax expense, the impairment of goodwill that is not deductible for tax purposes, and non-deductible interest expense related to preferred stock, partially offset by benefits from tax credits generated by our alternative energy investments.

For the year ended December 31, 2020, the Company recorded an income tax benefit. The 2020 tax benefit was primarily driven by the impacts of a corporate realignment and tax credits generated by alternative energy investments. See note 8 to the accompanying consolidated financial statements for more information related to the corporate realignment.

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

Net earnings (loss).    We had net earnings of $421 million, $1,262 million, and net losses of $405 million for the years ended December 31, 2021, 2020 and 2019, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2021 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, debt (including availability under QVC’s bank credit facilities, as discussed in note 6 of the accompanying consolidated financial statements), and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted.  For example, under QVC’s bond indentures, it is able to pay dividends or make other restricted payments if it is not in default on its senior secured notes and its consolidated leverage ratio is no greater than 3.5 to 1.0.  In addition, under QVC’s bank credit facility it is able to pay dividends or make other restricted payments if it is not in default on the bank credit facility and its consolidated leverage ratio is no greater than 4.0 to 1.0.  Further, under QVC’s bond indentures and the bank credit facility credit agreement, unlimited dividends are permitted to service the debt of Qurate Retail so long as there is no default (i.e., no leverage test is needed). As of December 31, 2021 the Company’s leverage ratio was 2.1.

The Company’s issuer debt credit rating did not change during the year ended December 31, 2021. Qurate Retail and its subsidiaries are in compliance with their debt covenants as of December 31, 2021.

As of December 31, 2021, Qurate Retail's liquidity position consisted of the following:

Cash and cash
equivalents

amounts in millions
QVC	$510
Zulily	6
Corporate and other	71
Total Qurate Retail	$587

To the extent that the Company recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have $2.75 billion available for borrowing under QVC’s bank credit facility at December 31, 2021. As of December 31, 2021, QVC had approximately $272 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 79% of this foreign cash balance was that of QVC Japan. QVC owns 60% of QVC Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co, LTD.

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Years ended December 31,
	2021	2020	2019

Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$1,225	2,455	1,284
Net cash provided (used) by investing activities	$(501)	(161)	(600)
Net cash provided (used) by financing activities	$(914)	(2,181)	(661)

During the year ended December 31, 2021, Qurate Retail's primary uses of cash were payments for issuance of financial instruments of $694 million, payment of cash dividends of $563 million, repurchases of common stock of $365 million, capital expenditures of $244 million, investments in and loans to equity method investments of $202 million and expenditures for television distribution rights of $187 million, partially offset by net debt borrowings of $443 million, proceeds from settlements of financial assets of $311 million and proceeds from dispositions of investments of $81 million.

The projected uses of Qurate Retail’s cash in the next year, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt, approximately $320 million for estimated interest payments on outstanding debt, including corporate level and other subsidiary debt, anticipated capital improvement spending of approximately $290 million, the repayment of certain debt obligations, the potential buyback of common stock under the approved share buyback program, payment of dividends to the holders of the Preferred Stock, other forms of capital returns to investors and additional investments in existing or new businesses. The Company also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.

Off-Balance Sheet Arrangements and Aggregate Material Cash Requirements

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

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our material cash requirements, excluding uncertain tax positions as it is undeterminable when payments will be made, is summarized below.

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years

	amounts in millions
Consolidated material cash requirements
Long-term debt (1)	$6,883	3	1,356	1,087	4,437
Interest payments (2)	4,329	321	627	513	2,868
Finance and operating lease obligations	651	107	181	133	230
Preferred Stock (3)	2,197	101	202	202	1,692
Purchase orders and other obligations (4)	3,594	3,524	54	12	4
Total	$17,654	4,056	2,420	1,947	9,231
(1)	Amounts are reflected in the table at the outstanding principal amount, assuming the debt instruments will remain outstanding until the stated maturity date, and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheets. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2021, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2021 rates and (iii) assume that our existing debt is repaid at maturity.
(3)	This amount reflects the annual 8.0% dividend on shares of Preferred Stock outstanding as of December 31, 2021 and redemption of the Preferred Stock on March 15, 2031.
(4)	Amounts include open purchase orders for inventory and non-inventory purchases along with other material cash requirements.

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

Fair Value Measurements of Non-Financial Instruments.  Our non-financial instrument valuations are primarily comprised of our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets, such as tradenames and our evaluation of the recoverability of our other long-lived assets upon certain triggering events, and our determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations. If the carrying value of our long-lived assets exceeds their undiscounted cash flows, we are required to write the carrying value down to fair value. Any such write down is included in impairment of long-lived assets in our consolidated statements of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.

As of December 31, 2021, the intangible assets not subject to amortization for each of our significant reportable segments were as follows:

	Goodwill	Tradenames	Total

	amounts in millions
QxH	$5,228	2,878	8,106
QVC International	855	—	855
Zulily	244	160	404
Corporate and other	12	—	12
	$6,339	3,038	9,377

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter of each year, or more frequently, if events or circumstances indicate impairment may have occurred. We utilize a qualitative assessment for determining whether a quantitative goodwill and other non-amortizable intangible asset impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes.  In 2021 and 2019, impairments of $233 million and $440 million were recorded to Zulily’s goodwill, respectively.  There were no goodwill impairments in 2020.  In 2021 and 2019, impairments of $130 million and $580 million were recorded to Zulily’s tradename, respectively.  Also in 2019, an impairment of $147 million was recorded to HSN’s tradenames.  There were no impairments of other intangible assets in 2020.

Retail Related Adjustments and Allowances. QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in its consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, sales returns represented 15.3%, 15.6% and 17.3% of QVC's gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on, among other factors, the aging of its inventory balance, the likely method of disposition, and the estimated recoverable values based on historical experience of inventory markdowns and liquidation. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. As of December 31, 2021, QVC's inventory was $1,355 million, which was net of the obsolescence reserve of $122 million. As of December 31, 2020, inventory was $1,119 million, which was net of the obsolescence reserve of $170 million. QVC's allowance for credit losses is calculated as a percent of accounts receivable at the end of a reporting period, and is based on historical experience, with the change in such allowance recorded as a provision for credit losses in selling, general, and administrative (“SG&A”) expenses in the consolidated statements of operations. Trade accounts receivable (including installment payment, credit card and customer receivables) were $1,521 million and $1,630 million, as of December 31, 2021 and 2020, respectively. Allowance for credit losses related to uncollectible trade accounts receivable was $86 million and $108 million as of December 31, 2021 and 2020, respectively. Each of these estimates requires management judgment and may not reflect actual results.

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

In the U.S., QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN, and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; social pages and over-the-air broadcasters.

QVC's digital platforms enable consumers to purchase goods offered on its broadcast programming, along with a wide assortment of products that are available only on its U.S. websites. QVC.com and its other digital platforms (including its mobile applications, social pages and others) are natural extensions of its business model, allowing customers to engage in its shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, QVC’s U.S. websites allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account.

Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are broadcast across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., QVC’s international businesses also engage customers via websites, mobile applications and social pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.

QVC's operating results were as follows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Net revenue	$11,354	11,472	10,986
Cost of goods sold	(7,368)	(7,418)	(7,148)
Operating expenses	(791)	(786)	(768)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(1,194)	(1,211)	(1,088)
Adjusted OIBDA	2,001	2,057	1,982
Fire related costs, net	(21)	—	—
Impairment of intangible assets	—	—	(147)
Stock-based compensation	(44)	(37)	(39)
Depreciation and amortization	(429)	(453)	(468)
Transaction related costs	—	—	(1)
Operating income	$1,507	1,567	1,327

Net revenue was generated from the following geographical areas:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
QxH	$8,277	8,505	8,277
QVC International	3,077	2,967	2,709
	$11,354	11,472	10,986

QVC's consolidated net revenue decreased 1.0% and increased 4.4% for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior years.  The 2021 decrease of $118 million in net revenue was primarily due to a 1.3% decrease in units sold, driven by QxH, a decline of 0.8% in average selling price per unit ("ASP"), primarily driven by QxH, and a decrease of $18 million in shipping and handling revenue across both segments. These declines were partially offset by an $84 million decrease in estimated product returns, primarily driven by QxH, and $57 million in favorable foreign exchange rates.

The 2020 increase of $486 million in net revenue was primarily comprised of a 2.6% increase in units sold, a $172 million decrease in estimated product returns, primarily driven by QxH, a $22 million increase in shipping and handling revenue across both segments and $54 million in favorable foreign exchange rates, which was partially offset by a slight decline in average selling price per unit ("ASP").

During the years ended December 31, 2021 and 2020, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

In discussing QVC’s operating results, the term “currency exchange rates” refers to the currency exchange rates QVC uses to convert the operating results for all countries where the functional currency is not the U.S. dollar. QVC calculates the effect of changes in currency exchange rates as the difference between current period activity translated using the prior period's currency exchange rates. Throughout this discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. When we refer to “constant currency operating results”, this means operating results without the impact of the currency exchange rate fluctuations. The disclosure of constant currency amounts or results permits investors to understand better QVC’s underlying performance without the effects of currency exchange rate fluctuations.

The percentage change in net revenue for QVC in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2021			Year ended December 31, 2020
	U.S. dollars	Foreign Currency Exchange Impact	Constant currency	U.S. dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(2.7)%	—%	(2.7)%	2.8%	—%	2.8%
QVC International	3.7%	1.9%	1.8%	9.5%	2.0%	7.5%

In 2021, the QxH net revenue decrease was primarily due to a 1.4% decrease in units shipped, a 1.7% decline in ASP and a $12 million decrease in shipping and handling revenue, partially offset by a $60 million decrease in estimated product returns. For the year ended December 31, 2021, QxH experienced shipped sales growth in apparel and accessories with declines in all other categories. The decrease in estimated product returns was primarily driven by a decrease in sales volume partially offset by a shift in product mix to higher return rate categories. QVC-International net revenue growth in constant currency was primarily due to a 1.8% increase in ASP, driven by ASP increases in Japan and the U.K., and a $24 million decrease in estimated product returns driven by Germany. These increases were partially offset by a 0.9% decrease in units shipped. QVC-International experienced shipped sales growth in constant currency in all categories except electronics and beauty.

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

QVC's cost of goods sold as a percentage of net revenue was 64.9%, 64.7% and 65.1% for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in cost of goods sold as a percentage of revenue in 2021 is primarily due to increased warehouse expenses driven by higher wages due to labor shortages and increased freight costs at QxH. These increases were partially offset by decreased obsolescence as a result of less aged inventory at QxH and product margin favorability. Product margin favorability was primarily driven by QVC-International, partially offset by margin pressure at QxH. For 2020, the decrease in cost of goods sold as a percentage of revenue in 2020 is primarily due strategic promotional and pricing initiatives, which decreased product costs as a percentage of net revenue across both segments and favorable estimated product returns at QxH, which was partially offset by increased fulfillment costs at QxH, primarily related to increased freight charges.

QVC’s operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, and telecommunications expenses. Operating expenses increased $5 million or 1% and $18 million or 2% for the years ended December 31, 2021 and 2020, respectively, as compared to the prior years. The increase in 2021 was primarily due to a $9 million increase in customer service expenses, driven by QxH, due to higher labor costs. This increase was partially offset by a decrease in commissions and credit card fees primarily due to lower sales volume at QxH. The increase in 2020 was primarily due to a $15 million increase in customer service expenses, primarily at QxH, a $6 million increase in credit card fees at across both segments, and a $5 million increase due to unfavorable exchange rates partially offset by a $6 million decrease in commissions, primarily at QxH. The increase in customer service expenses is primarily driven by increased call volume during the year.  The increase in credit card fees is primarily due to increased sales and lower sales penetration of QVC’s U.S. Private Label Credit Cards, which do not charge credit card fees. The decrease in commissions is primarily due to increased digital penetration.

QVC’s SG&A expenses (excluding transaction related costs as defined below and stock-based compensation) include personnel, information technology, provision for credit losses, production costs and marketing and advertising expense. Such expenses decreased $17 million, and were 10.5% of net revenue for the year ended December 31, 2021 as compared to the prior year and increased $123 million to 10.6% of net revenue for the year ended December 31, 2020 as compared to the prior year.

The decrease in 2021 was primarily due to a $74 million decrease in personnel costs across both segments and a $39 million decrease in estimated credit losses primarily at QxH. These decreases were partially offset by an $80 million increase in marketing primarily at QxH, a $9 million increase due to unfavorable exchange rates, and an increase in IT expenses. The decrease related to personnel costs was primarily driven by a decrease to QVC’s incentive pay across both segments. The decrease to estimated credit losses was due to lower loss rates in the current year, a favorable shift in product category mix and favorable adjustments of prior periods based on actual collections. The increase in marketing costs in 2021 was driven by greater investment in advertising in addition to the increasing cost of digital marketing.

The increase in 2020 was primarily due to a $111 million increase in personnel costs across both segments, a $53 million increase in online marketing primarily at QxH and $7 million in unfavorable exchange rates. These increases were partially offset by a $34 million decrease in estimated credit losses primarily at QxH, a $14 million decline in outside services primarily at QxH and a $10 million decrease in travel expenses across both segments. The increase related to personnel costs was primarily due to an increase to QVC’s estimated incentive pay across both segments, and a work from home allowance as a result of COVID-19, which was partially offset by the closure of QVC’s operations in France in 2019. The decrease to estimated credit losses was due to favorable adjustments based on actual collections, a decrease in the number of installment counts taken by customers, the implementation of fraud screening and a favorable shift in product category mix. The decrease in travel expenses was primarily due to less travel as a result of COVID-19.

Fire related costs, net includes expenses related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries. QVC recorded $21 million of fire related costs, net for the year ended December 31, 2021 including losses on inventory and fixed assets that were offset by insurance recoveries, as well as costs that were not fully reimbursable by QVC's insurance policies primarily related to shut-down pay and severance expense.

There was no impairment loss recorded by QVC for the years ended December 31, 2021 and 2020. QVC recorded an impairment loss of $147 million for the year ended December 31, 2019 related to the decrease in the fair value of the HSN indefinite-lived tradename as a result of the quantitative assessment that was performed by the Company (see note 5 to the accompanying consolidated financial statements).

There were no transaction related costs recorded by QVC for the years ended December 31, 2021 and 2020. QVC recorded $1 million of transaction related costs for the year ended December 31, 2019.

Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $44 million, $37 million and $39 million of stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively.  The increase in 2021 was primarily due to fewer cancellations of restricted stock awards and the issuance of awards to certain officers. There was no significant change for 2020.

Depreciation and amortization decreased $24 million and $15 million for the years ended December 31, 2021 and December 31, 2020, respectively, as compared to the corresponding prior years.  Depreciation and amortization included $62 million, $66 million and $66 million of acquisition related amortization during the years ended December 31, 2021, 2020, and 2019, respectively. For the year ended December 31, 2021, property and equipment depreciation decreased primarily due to the sale of QVC’s Lancaster and San Antonio facilities during 2021.  The increase in software amortization for the year ended December 31, 2021 is due to software additions including QVC's new Enterprise Resource Planning (“ERP”) system. The decrease in channel placement amortization and related expenses for the year ended December 31, 2021 was due to lower subscriber counts. For the year ended December 31, 2020, property and equipment depreciation decreased primarily due to the disposition of assets in France in 2019.

Zulily

Zulily's operating results for the last three years were as follows:

	Years ended
	December 31,	December 31,	December 31,
	2021	2020	2019

	amounts in millions
Net revenue	$1,453	1,636	1,571
Cost of goods sold	(1,128)	(1,228)	(1,179)
Operating expenses	(39)	(44)	(42)
SG&A expenses (excluding stock-based compensation and transaction related costs)	(298)	(281)	(302)
Adjusted OIBDA	(12)	83	48
Stock-based compensation	(13)	(15)	(15)
Depreciation and amortization	(81)	(80)	(104)
Impairment of intangible assets	(363)	—	(1,020)
Operating income (loss)	$(469)	(12)	(1,091)

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

Zulily's consolidated net revenue decreased 11.2% and increased 4.1% for the years ended December 31, 2021 and December 31, 2020, respectively, as compared to the corresponding prior years. The decrease in net revenue for the year ended December 31, 2021 was primarily attributed to a 15.3% decrease in total units shipped resulting from an 18.1% decrease in active customers, predominately driven by product scarcity, higher ad costs in online channels, and reduction in marketing spend.  This is partially offset by a 5.8% increase in average sale price primarily to offset shipping costs. The increase in net revenue for the year ended December 31, 2020 was primarily attributed to increases of 4.3% in average sale price and 0.2% in total units shipped driven by increased demand for online shopping and Zulily’s merchandise as a result of stay-at-home orders and the temporary closure of brick-and-mortar retail due to COVID-19.

Zulily's cost of goods sold as a percentage of net revenue was 77.6%, 75.1% and 75.0% for the years ended December 31, 2021, 2020 and 2019, respectively. Cost of goods sold as a percentage of net revenue increased for the years ended December 31, 2021 and December 31, 2020, as compared to the corresponding prior years primarily due to higher shipping costs and increased wages in the fulfilment centers, partially offset by favorable product margin.

Zulily’s operating expenses are principally comprised of credit card processing fees and customer service expenses.  Operating expenses decreased for the year ended December 31, 2021, as compared to the same period in the prior year, driven by decreased sales volumes. Operating expenses increased for the year ended December 31, 2020, as compared to the same period in the prior year, driven by increased sales volumes.

Zulily’s SG&A expenses include personnel related costs for general corporate functions, marketing and advertising expenses and information technology. As a percentage of net revenue, SG&A increased from 17.2% to 20.5% for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to sales deleverage, coupled with the prior year’s recognition of a $10 million reversal in a sales tax accrual which was originally recorded at the acquisition date.  As a percentage of net revenue, SG&A decreased from 19.2% to 17.2% for the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to lower marketing spending and more leverage attributable to the increase in sales, coupled with the recognition of a $10 million reversal in a sales tax accrual which was originally recorded at the acquisition date.

Zulily’s stock-based compensation expense decreased 13.3% for the year ended December 31, 2021 as compared to the corresponding period in the prior year.  Zulily’s stock-based compensation expense remained flat for the year ended December 31, 2020, compared to the corresponding period in the prior year.

Zulily’s depreciation and amortization expense remained flat for the year ended December 31, 2021 compared to the corresponding period in the prior year.  Zulily’s depreciation and amortization expense decreased by $24 million for the year ended December 31, 2020, as compared to the corresponding period in the prior year primarily related to the amortization of Zulily’s customer relationship asset following a utilization pattern assuming greater benefit earlier in the customer relationship life.

For discussion of the impairment of intangible assets in 2021 and 2019, see note 5 of the accompanying consolidated financial statements.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QxH and QVC International (1)	$356	1.5%	$4,575	5.0%
Corporate and other	$—	—%	$1,952	5.3%

(1)	Includes $151 million of Zulily’s outstanding borrowings under QVC’s bank credit facilities as of December 31, 2021. See Note 6 for further detail related to QVC’s bank credit facilities.

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the year ended December 31, 2021 would have been impacted by approximately $6 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Qurate Retail are filed under this Item, beginning on page II-25.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

See page II-21 for Management's Report on Internal Control Over Financial Reporting.

See page II-22 for KPMG LLP’s report regarding the effectiveness of the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2021, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm that audited the consolidated financial statements and related notes in the Annual Report on Form 10-K has issued an audit report on the Company’s internal control over financial reporting. Their report appears on page II-23 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Qurate Retail, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Qurate Retail, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Qurate Retail, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Qurate Retail, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Sufficiency of audit evidence over revenue

As discussed in note 2 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $14,044 million of revenue for the year ended December 31, 2021, of which $8,277 million related to QxH, $3,077 million related to QVC International, $1,453 million related to Zulily, and $1,237 million related to corporate and other revenue. The processing of these revenue streams is reliant upon multiple information technology (IT) systems and the IT systems differ between revenue streams.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment due to the number of revenue streams and the highly automated nature of certain processes to record revenue that involve interfacing significant volumes of data across multiple IT systems. The complexity of the IT environment required the involvement of IT professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of revenue, including the IT systems tested. We evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue. We involved IT professionals with specialized skills and knowledge who assisted in testing certain general IT, manual, and automated internal controls over the IT systems used for the processing and recording of revenue, as well as certain internal controls to reconcile information produced by the various systems to the Company’s general ledger. For certain revenue streams, we assessed the revenue recorded by comparing cash receipts, adjusted for reconciling items, to the revenue recorded in the general ledger.  For certain revenue streams, we selected transactions and compared the amounts recognized for consistency with underlying documentation, including evidence of contracts with customers. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

Denver, Colorado
February 25, 2022

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2021 and 2020

	2021	2020

Assets	amounts in millions
Current assets:
Cash and cash equivalents	$587	806
Trade and other receivables, net	1,679	1,640
Inventory, net	1,623	1,301
Indemnification agreement receivable	324	345
Other current assets	235	473
Total current assets	4,448	4,565

Property and equipment	2,601	2,989
Accumulated depreciation	(1,524)	(1,689)
	1,077	1,300
Intangible assets not subject to amortization (note 5):
Goodwill	6,339	6,638
Tradenames	3,038	3,168
	9,377	9,806
Intangible assets subject to amortization, net (note 5)	745	779
Other assets, at cost, net of accumulated amortization	602	549
Total assets	$16,249	16,999

(continued)

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2021 and 2020

	2021	2020

	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$1,429	1,305
Accrued liabilities	1,236	1,418
Current portion of debt, including $1,315 million and $1,750 million measured at fair value (note 6)	1,315	1,750
Other current liabilities	244	231
Total current liabilities	4,224	4,704
Long-term debt (note 6)	5,674	5,186
Deferred income tax liabilities (note 8)	1,353	1,359
Preferred stock (note 9)	1,261	1,249
Other liabilities	707	768
Total liabilities	13,219	13,266
Equity
Stockholders' equity (note 9):
Series A Qurate Retail common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 371,132,684 shares at December 31, 2021 and 382,165,550 shares at December 31, 2020	4	4
Series B Qurate Retail common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,163,190 shares at December 31, 2021 and 29,366,492 shares at December 31, 2020	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive earnings (loss), net of taxes	(79)	72
Retained earnings	2,969	3,522
Total stockholders' equity	2,894	3,598
Noncontrolling interests in equity of subsidiaries	136	135
Total equity	3,030	3,733
Commitments and contingencies (note 14)
Total liabilities and equity	$16,249	16,999

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019

	amounts in millions,
	except per share amounts
Total revenue, net	$14,044	14,177	13,458
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	9,231	9,291	8,899
Operating expense	875	867	844
Selling, general and administrative, including stock-based compensation	1,930	1,885	1,758
Impairment of intangible assets and long lived assets	363	—	1,167
Fire related costs, net (note 14)	21	—	—
Depreciation and amortization	537	562	606
	12,957	12,605	13,274
Operating income	1,087	1,572	184
Other income (expense):
Interest expense	(468)	(408)	(374)
Share of earnings (losses) of affiliates, net	(94)	(156)	(160)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	99	(110)	(251)
Gains (losses) on transactions, net	10	224	(1)
Tax sharing income (expense) with Liberty Broadband	10	(39)	(26)
Other, net	(6)	(32)	6
	(449)	(521)	(806)
Earnings (loss) from continuing operations before income taxes	638	1,051	(622)
Income tax (expense) benefit (note 8)	(217)	211	217
Net earnings (loss)	421	1,262	(405)
Less net earnings (loss) attributable to the noncontrolling interests	81	58	51
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$340	1,204	(456)

Basic net earnings (loss) attributable to Qurate Retail, Inc. shareholders per common share (note 2):	$0.84	2.89	(1.08)
Diluted net earnings (loss) attributable to Qurate Retail, Inc. shareholders per common share (note 2):	$0.82	2.86	(1.08)

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019

	amounts in millions
Net earnings (loss)	$421	1,262	(405)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(128)	118	1
Recognition of previously unrealized losses (gains) on debt, net	(1)	(1)	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments (note 13)	(36)	17	1
Other comprehensive earnings (loss)	(165)	134	1
Comprehensive earnings (loss)	256	1,396	(404)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	67	65	52
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$189	1,331	(456)

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019

	amounts in millions
	(See note 3)
Cash flows from operating activities:
Net earnings (loss)	$421	1,262	(405)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	537	562	606
Impairment of intangible assets	363	—	1,167
Stock-based compensation	72	64	71
Noncash interest expense	10	7	5
Share of (earnings) losses of affiliates, net	94	156	160
Realized and unrealized (gains) losses on financial instruments, net	(99)	110	251
(Gains) losses on transactions, net	(10)	(224)	1
(Gains) losses on extinguishment of debt	1	40	(1)
Deferred income tax expense (benefit)	(4)	(356)	(243)
Other noncash charges (credits), net	22	8	9
Insurance proceeds received for inventory loss	100	—	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	27	232	(18)
Decrease (increase) in inventory	(440)	133	62
Decrease (increase) in prepaid expenses and other assets	76	39	15
(Decrease) increase in trade accounts payable	147	185	(122)
(Decrease) increase in accrued and other liabilities	(92)	237	(274)
Net cash provided (used) by operating activities	1,225	2,455	1,284
Cash flows from investing activities:
Cash proceeds from dispositions of investments	81	271	—
Investment in and loans to cost and equity investees	(202)	(119)	(141)
Capital expenditures	(244)	(257)	(325)
Expenditures for television distribution rights	(187)	(56)	(134)
Proceeds from sale of fixed assets	54	—	—
Other investing activities, net	(3)	—	—
Net cash provided (used) by investing activities	(501)	(161)	(600)
Cash flows from financing activities:
Borrowings of debt	1,037	1,300	3,161
Repayments of debt	(594)	(2,079)	(3,274)
Repurchases of Qurate Retail common stock	(365)	(70)	(392)
Withholding taxes on net share settlements of stock-based compensation	(29)	(7)	(7)
Payments for issuances of financial instruments	(694)	(69)	(100)
Proceeds from settlements of financial instruments	311	79	16
Dividends paid to noncontrolling interest	(60)	(62)	(40)
Dividends paid to common shareholders	(503)	(1,251)	—
Other financing activities, net	(17)	(22)	(25)
Net cash provided (used) by financing activities	(914)	(2,181)	(661)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(28)	20	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(218)	133	21
Cash, cash equivalents and restricted cash at beginning of period	814	681	660
Cash, cash equivalents and restricted cash at end of period	$596	814	681

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Equity

Years ended December 31, 2021, 2020 and 2019

	Stockholders' Equity
				Accumulated
				other		Noncontrolling
			Additional	comprehensive		interest in
			paid-in	earnings (loss),	Retained	equity of	Total
	Series A	Series B	capital	net of taxes	Earnings	subsidiaries	equity

	amounts in millions
Balance at December 31, 2018	$4	—	—	(55)	5,675	120	5,744
Net earnings (loss)	—	—	—	—	(456)	51	(405)
Other comprehensive earnings (loss)	—	—	—	—	—	1	1
Stock-based compensation	—	—	71	—	—	—	71
Series A Qurate Retail stock repurchases	—	—	(392)	—	—	—	(392)
Distribution to noncontrolling interest	—	—	—	—	—	(40)	(40)
Other	—	—	(7)	—	—	—	(7)
Reclassification	—	—	328	—	(328)	—	—
Balance at December 31, 2019	$4	—	—	(55)	4,891	132	4,972
Net earnings (loss)	—	—	—	—	1,204	58	1,262
Other comprehensive earnings (loss)	—	—	—	127	—	7	134
Stock-based compensation	—	—	59	—	—	—	59
Series A Qurate Retail stock repurchases	—	—	(70)	—	—	—	(70)
Distribution to noncontrolling interest	—	—	—	—	—	(62)	(62)
Distribution of dividends to common and preferred shareholders	—	—	—	—	(2,541)	—	(2,541)
Other	—	—	(21)	—	—	—	(21)
Reclassification	—	—	32	—	(32)	—	—
Balance at December 31, 2020	$4	—	—	72	3,522	135	3,733
Net earnings (loss)	—	—	—	—	340	81	421
Other comprehensive earnings (loss)	—	—	—	(151)	—	(14)	(165)
Stock-based compensation	—	—	67	—	—	—	67
Series A Qurate Retail stock repurchases	—	—	(434)	—	—	—	(434)
Distribution to noncontrolling interest	—	—	—	—	—	(66)	(66)
Withholding taxes on net share settlements of stock-based compensation	—	—	(29)	—	—	—	(29)
Distribution of dividends to common and preferred shareholders	—	—	—	—	(499)	—	(499)
Other	—	—	2	—	—	—	2
Reclassification	—	—	394	—	(394)	—	—
Balance at December 31, 2021	$4	—	—	(79)	2,969	136	3,030

See accompanying notes to consolidated financial statements.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

(1) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Qurate Retail, Inc. (or “Liberty”) and its controlled subsidiaries (collectively, "Qurate Retail," the "Company," “we,” “us,” and “our”) unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. Qurate Retail is made up of wholly-owned subsidiaries QVC, Inc. (“QVC”), which includes HSN, Inc. (“HSN”), Cornerstone Brands, Inc. (“Cornerstone”), Zulily, LLC (“Zulily”), and other cost and equity method investments, and is primarily engaged in the video and online commerce industries in North America, Europe and Asia.

Qurate Retail and GCI Liberty, Inc. (“GCI Liberty”) entered into a tax sharing agreement in connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”). Pursuant to that tax sharing agreement, GCI Liberty agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation). Following a merger between Liberty Broadband Corporation (“Liberty Broadband”) and GCI Liberty, Liberty Broadband has assumed the tax sharing agreement.

Qurate Retail and Liberty Media Corporation (“LMC”) entered into certain agreements in order to govern certain of the ongoing relationships between the two companies. These agreements include a reorganization agreement, a services agreement (the “Services Agreement”), a facilities sharing agreement (the “Facilities Sharing Agreement”) and a tax sharing agreement (the “Tax Sharing Agreement”). The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and LMC and other agreements related to tax matters.  Qurate Retail is party to on-going discussions with the IRS under the Compliance Assurance Process audit program.  The IRS may propose adjustments that relate to tax attributes allocated to and income allocable to LMC.  Any potential outcome associated with any proposed adjustments would be covered by the Tax Sharing Agreement and are not expected to have any impact on Qurate Retail's financial position.  Pursuant to the Services Agreement, LMC provides Qurate Retail with general and administrative services including legal, tax, accounting, treasury and investor relations support. See below for a description of an amendment to the Services Agreement entered into in December 2019. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the Facilities Sharing Agreement, Qurate Retail shares office space with LMC and related amenities at LMC's corporate headquarters.  Under these various agreements approximately $10 million, $9 million and $8 million of these allocated expenses were reimbursable from Qurate Retail to LMC for the years ended December 31, 2021, 2020 and 2019, respectively. Qurate Retail had a tax sharing payable with LMC and Liberty Broadband of approximately $96 million and $129 million as of December 31, 2021 and 2020, respectively, included in Other liabilities in the consolidated balance sheets.

In December 2019, the Company entered into an amendment to the Services Agreement in connection with LMC’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s Chairman of the Board (the “Chairman”). Under the amended Services Agreement, components of his compensation would either be paid directly to

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

him by each of the Company, Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”), and Liberty Broadband (collectively, the “Service Companies”) or reimbursed to LMC, in each case, based on allocations among LMC and the Service Companies set forth in the amended Services Agreement. This allocation percentage will be determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on a Liberty Media-wide and CEO basis, weighted 50%, in each case, absent agreement to the contrary by LMC and the Service Companies in consultation with the CEO. The allocation percentage will then be adjusted annually and following certain events. For the years ended December 31, 2021 and 2020, the allocation percentage for the Company was 17% and 19%.  The amended Services Agreement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”).  A portion of the grants made to our Chairman during the years ended December 31, 2020 and 2019 related to our Company’s allocable portion of these upfront awards.

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

On November 4, 2021, Qurate Retail announced that its Board of Directors declared a special cash dividend (the “November Special Dividend”) in the amount of $1.25 per common share for an aggregate cash dividend of approximately $488 million based on shares outstanding as of October 31, 2021. The dividend was payable on November 22, 2021 to

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

stockholders of record of Qurate Retail’s Series A and Series B common stock as of the close of business on November 15, 2021.

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

Trade Receivables

Trade receivables are reflected net of an allowance for credit losses and sales returns.   A provision for bad debts is provided as a percentage of accounts receivable based on historical experience in the period of sale and included in selling, general and administrative expense.  A provision for vendor receivables are determined based on an estimate of probable expected losses and included in cost of goods sold.

A summary of activity in the allowance for credit losses is as follows:

	Balance	Additions			Balance
	beginning	Charged		Deductions-	end of
	of year	to expense	Other	write-offs	year

	amounts in millions
2021	$132	55	—	(80)	107
2020	$129	92	—	(89)	132
2019	$117	130	4	(122)	129

Inventory

Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market.  Cost is determined by the average cost method, which approximates the first-in, first-out method.  Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable values of each disposition category.  Inventory is stated net of inventory obsolescence reserves of $135 million and $181 million for the years ended December 31, 2021 and 2020, respectively.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values.  The Company had no equity securities for which it elected the fair value option as of December 31, 2021 and 2020.

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2021	2020

	amounts in millions
Land	$116	133
Buildings and improvements	998	1,291
Support equipment	1,155	1,243
Projects in progress	55	44
Finance lease right-of-use ("ROU") assets	277	278
Total property and equipment	$2,601	2,989

Property and equipment, including significant improvements, is stated at amortized cost, less impairment losses, if any. Depreciation is computed using the straight-line method using estimated useful lives of 2 to 10 years for support equipment and 8 to 20 years for buildings and improvements.  Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $167 million, $199 million and $220 million, respectively.

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Revenue Recognition

Disaggregated revenue by segment and product category consisted of the following:

	Year ended
	December 31, 2021
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$3,278	1,237	440	1,038	5,993
Beauty	1,223	723	66	—	2,012
Apparel	1,291	492	559	199	2,541
Accessories	980	265	295	—	1,540
Electronics	964	119	13	—	1,096
Jewelry	359	228	50	—	637
Other revenue	182	13	30	—	225
Total Revenue	$8,277	3,077	1,453	1,237	14,044

	Year ended
	December 31, 2020
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$3,529	1,199	490	903	6,121
Beauty	1,261	724	73	—	2,058
Apparel	1,170	437	583	166	2,356
Accessories	944	260	394	—	1,598
Electronics	1,069	122	17	—	1,208
Jewelry	363	216	51	—	630
Other revenue	169	9	28	—	206
Total Revenue	$8,505	2,967	1,636	1,069	14,177

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

A summary of activity in the allowance for sales returns, is as follows:

	Balance beginning of year	Additions - charged to earnings	Deductions	Balance end of year

	in millions
2021	$300	2,145	(2,171)	274
2020	$261	2,188	(2,149)	300
2019	$266	2,336	(2,341)	261

Cost of Retail Sales

Cost of retail sales sold primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

Advertising Costs

Advertising costs generally are expensed as incurred.  Advertising expense aggregated $560 million, $440 million and $395 million for the years ended December 31, 2021, 2020 and 2019, respectively. Advertising costs are reflected in the selling, general and administrative, including stock-based compensation line item in our consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 11, the Company has granted to its directors, employees and employees of its subsidiaries options, restricted stock and stock appreciation rights relating to shares of Qurate Retail and/or Liberty Ventures common stock ("Qurate Retail common stock") (collectively, "Awards").  The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).  The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Stock compensation expense was $72 million, $64 million and $71 million for the years ended December 31, 2021, 2020 and 2019, respectively, included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

Earnings (Loss) Attributable to Qurate Retail Stockholders and Earnings (Loss) Per Common Share

Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

Series A and Series B Qurate Retail Common Stock

EPS for all periods through December 31, 2021, is based on the following weighted average shares outstanding.  Excluded from diluted EPS for the years ended December 31, 2021, 2020 and 2019 are approximately 24 million, 28 million and 22 million potentially dilutive common shares, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2021	2020	2019

	number of shares in millions
Basic WASO	403	416	424
Potentially dilutive shares	12	5	—
Diluted WASO	415	421	424

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

As a result of repurchases of Series A Qurate Retail common stock, the Company’s additional paid-in capital balance was in a deficit position in certain quarterly periods during the years ended December 31, 2021, 2020 and 2019. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit at December 31, 2021, 2020 and 2019 to retained earnings.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Qurate Retail considers (i) fair value measurements of non-financial instruments, (ii) accounting for income taxes and (iii) estimates of retail-related adjustments and allowances to be its most significant estimates.

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2021	2020	2019

	amounts in millions

Cash paid for interest	$458	392	360

Cash paid for income taxes, net	$29	116	175

Non-cash capital additions obtained in exchange for liabilities	$—	—	36

The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,	December 31,
	2021	2020

	in millions
Cash and cash equivalents	$587	806
Restricted cash included in other current assets	9	8
Total cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$596	814

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

indirectly. Level 3 inputs are unobservable inputs for the asset or liability.  The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3.

The Company's assets and liabilities measured at fair value are as follows:

	December 31, 2021			December 31, 2020
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$149	149	—	290	290	—
Indemnification asset	$324	—	324	345	—	345
Financial instrument asset	$—	—	—	23	—	23
Debt	$1,315	—	1,315	1,750	—	1,750

The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with a merger between the two companies, Liberty Broadband has agreed to indemnify Liberty Interactive LLC (“LI LLC”) for certain payments made to holders of LI LLC’s 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”). An indemnity asset in the amount of $281 million was recorded upon completion of the GCI Liberty Split-Off. In June 2018, Qurate Retail repurchased 417,759 of the 1.75% Exchangeable Debentures for approximately $457 million, including accrued interest, and GCI Liberty made a payment under the indemnification agreement to Qurate Retail in the amount of $133 million. The remaining indemnification to LI LLC for certain payments made to holders of the 1.75% Exchangeable Debentures pertains to the holders’ ability to exercise their exchange right according to the terms of the debentures on or before October 5, 2023.  Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the consolidated balance sheets as of December 31, 2021 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2).  As of December 31, 2021 and 2020, a holder of the 1.75% Exchangeable Debentures did have the ability to exchange and, accordingly, such indemnification asset is included as a current asset in our consolidated balance sheets as of those dates.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Equity securities	$77	(1)	(22)
Exchangeable senior debentures	(130)	(277)	(337)
Indemnification asset	(21)	143	123
Other financial instruments	173	25	(15)
	$99	(110)	(251)

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk were losses of $44 million, gains of $21 million and gains of $1 million, net of the recognition of previously unrecognized gains and losses, for the years ended December 31, 2021, 2020, and 2019, respectively.  The cumulative change was a gain of $148 million as of December 31, 2021, net of the recognition of previously unrecognized gains and losses.

(5) Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QxH	QVC International	Zulily	Corporate and Other	Total

	amounts in millions
Balance at January 1, 2020	$5,228	859	477	12	6,576
Foreign currency translation adjustments	—	62	—	—	62
Balance at December 31, 2020	5,228	921	477	12	6,638
Foreign currency translation adjustments	—	(66)	—	—	(66)
Impairments	—	—	(233)	—	(233)
Balance at December 31, 2021	$5,228	855	244	12	6,339

As presented in the accompanying consolidated balance sheets, tradenames is the other significant indefinite lived intangible asset.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Television distribution rights	$818	(673)	145	814	(751)	63
Customer relationships	3,321	(3,087)	234	3,334	(3,004)	330
Other	1,443	(1,077)	366	1,434	(1,048)	386
Total	$5,582	(4,837)	745	5,582	(4,803)	779

The weighted average life of these amortizable intangible assets was approximately 9 years at the time of acquisition.  However, amortization is expected to match the usage of the related asset and will be on an accelerated basis as demonstrated in table below.

Amortization expense for intangible assets with finite useful lives was $352 million, $363 million and $386 million for the years ended December 31, 2021, 2020 and 2019, respectively. Based on its amortizable intangible assets as of December 31, 2021, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

2022	$319
2023	$197
2024	$120
2025	$51
2026	$50

Impairments

Zulily’s business deteriorated significantly during the second half of 2021. Zulily initiated a process to evaluate its current business model and long-term business strategy in light of its challenges within the retail environment. Additionally, Zulily management has seen turnover and is undergoing a change at the Chief Executive Officer position.  Upon completing the evaluation of Zulily’s model and long-term strategy, it was determined during the fourth quarter of 2021, that an indication of impairment existed for the Zulily reporting unit. With the assistance of a third party specialist, the fair value of the tradename was determined using the relief from royalty method, primarily using a discounted cash flow model using Zulily’s projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $130 million was recorded during the fourth quarter of 2021, in the impairment of intangible assets and long lived assets line item in the consolidated statements of operations. With the assistance of a third party specialist, the fair value of the Zulily reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $233 million was recorded during the fourth quarter of 2021, in the impairment of intangible assets and long lived assets line item in the consolidated statements of operations.  Additionally, during the third quarter of 2019, the same process was followed and as a result, an impairment

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

of the tradename and goodwill for the amounts of $580 million and $440 million, respectively, were recorded in the impairment of intangible assets and long lived assets line item in the consolidated statements of operations.

The Company performed a qualitative goodwill impairment analysis during the fourth quarter of 2019 and determined that a triggering event existed at the HSN reporting unit due to a variety of factors, primarily HSN’s inability to meet its 2019 revenue projections. With the assistance of an third party specialist, the Company estimated the value of its tradename intangible asset as of December 31, 2019. The tradename valuation was performed using a relief from royalties method, primarily using a discounted cash flow model using HSN’s projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3).  As a result of the analysis, HSN recorded a $147 million impairment to its tradename intangible asset as of December 31, 2019.

As of December 31, 2021 the Company had accumulated goodwill impairment losses of $673 million, which was all attributed to the Zulily reporting unit.

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2021	2021	2020

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	285
8.25% Senior Debentures due 2030	505	503	502
4% Exchangeable Senior Debentures due 2029	396	328	362
3.75% Exchangeable Senior Debentures due 2030	432	347	346
1.75% Exchangeable Senior Debentures due 2046	332	640	649
Subsidiary level notes and facilities
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 4.75% Senior Secured Notes due 2027	575	575	575
QVC 4.375% Senior Secured Notes due 2028	500	500	500
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
3.5% Exchangeable Senior Debentures due 2031	—	—	393
QVC Bank Credit Facilities	481	481	—
Deferred loan costs		(44)	(49)
Total consolidated Qurate Retail debt	$6,883	6,989	6,936
Less debt classified as current		(1,315)	(1,750)
Total long-term debt		$5,674	5,186

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Exchangeable Senior Debentures

Each $1,000 debenture of LI LLC’s 4% Exchangeable Senior Debentures was exchangeable at the holder's option for the value of 3.2265 shares of Sprint Corporation (“Sprint”) common stock and 0.7860 shares of Lumen Technologies, Inc. (“Lumen Technologies”) (formerly known as CenturyLink, Inc.) common stock.   On April 1, 2020, T-Mobile US, Inc. (“T-Mobile”) completed its acquisition of Sprint Corporation (“TMUS/S Acquisition”) for 0.10256 shares of T-Mobile for every share of Sprint Corporation. Following the TMUS/S Acquisition, the reference shares attributable to each $1,000 original principal amount of the 4.0% Senior Exchangeable Debentures due 2029 consist of 0.3309 shares of common stock of T-Mobile, and 0.7860 shares of common stock of Lumen Technologies. LI LLC may, at its election, pay the exchange value in cash, Sprint and Lumen Technologies common stock or a combination thereof.  LI LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the principal amount of the debentures plus accrued interest.  As a result of various principal payments made to holders of the 4% Exchangeable Senior Debentures, the adjusted principal amount of each $1,000 debenture is $913 as of December 31, 2021.

Each $1,000 debenture of LI LLC's 3.75% Exchangeable Senior Debentures was exchangeable at the holder's option for the value of 2.3578 shares of Sprint common stock and 0.5746 shares of Lumen Technologies common stock.  Following the TMUS/S Acquisition, each $1,000 debenture of LI LLC’s 3.75% Exchangeable Senior Debentures is exchangeable at the holder’s option for the value of 0.2419 shares of T-Mobile common stock and 0.5746 shares of Lumen Technologies common stock.  LI LLC may, at its election, pay the exchange value in cash, Sprint and Lumen Technologies common stock or a combination thereof.  Qurate Retail, at its option, may redeem the debentures, in whole or in part, for cash equal to the principal amount of the debentures plus accrued interest.  As a result of various principal payments made to holders of the 3.75% Exchangeable Senior Debentures, the adjusted principal amount of each $1,000 debenture is $938 as of December 31, 2021. On February 15, 2022, the Company completed the semiannual interest payment of $18.75 per $1,000 debenture and made an additional distribution of $0.28730 per debenture, resulting in an ending principal amount for each $1,000 debenture of $937 as of February 15, 2022.

Qurate Retail issued senior exchangeable debentures due September 2046 which bear interest at an annual rate of 1.75%. Each $1,000 debenture is exchangeable at the holder’s option for the value of 2.9317 shares of Charter Class A common stock. Qurate Retail may, at its election, pay the exchange value in cash, Charter Class A common stock or a combination thereof. The number of shares of Charter Class A common stock attributable to a debenture represents an initial exchange price of approximately $341.10 per share. On October 5, 2023, Qurate Retail, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the principal amount of the debentures plus accrued interest.  See note 4 for additional information about these debentures.

As part of a common control transaction with QVC completed in December 2020, QVC Global Corporate Holdings, LLC (“QVC Global”), a subsidiary of QVC, became the primary co-obligor of LI LLC’s 3.5% Exchangeable Senior Debentures (the “Motorola Exchangeables”), allowing the Motorola Exchangeables to be serviced direct by cash generated from QVC’s foreign operations. Concurrently, LI LLC issued a promissory note to QVC Global with an initial principal amount of $1.8 billion, a stated annual interest rate of 0.48% and a maturity of December 29, 2029. Interest on the promissory note is to be paid annually beginning on December 29, 2021. On December 29, 2021, LI LLC repaid $85 million principal amount of the promissory note along with a $9 million annual interest payment. Each $1,000 debenture of the Motorola Exchangeables was exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. (“MSI”). The remaining exchange value was payable, at QVC Global's option, in cash or MSI stock or a combination thereof.  QVC Global had the option to redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest.  On October 27, 2021, a notice was issued to all

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

holders to redeem any and all outstanding Motorola Exchangeables on December 13, 2021.  Bondholders had until the close of business on December 10, 2021 to exchange their bonds. During November and December 2021, QVC Global delivered MSI shares, which were acquired pursuant to a forward purchase contract, to the holders of the Motorola Exchangeables with a fair value of approximately $573 million to settle the exchanges of the Motorola Exchangeables. For holders who did not participate in the exchange, their bonds were redeemed on December 13, 2021 at adjusted principal, plus accrued interest and dividend pass-thru for a total cash payment of approximately $1 million. No Motorola Exchangeables remain outstanding as of December 31, 2021. During the year ended December 31, 2020, holders exchanged, under the terms of the Motorola Exchangeables, principal amounts of approximately $25 million, and Qurate Retail made cash payments of approximately $49 million respectively.

Qurate Retail has elected to account for all of its exchangeables using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  On a quarterly basis, Qurate Retail determines whether a triggering event has occurred to require current classification of certain exchangeables, as discussed below.

The Company has classified the debentures that could be redeemed for cash as a current liability because the Company does not own shares to exchange the debentures or they are currently exchangeable. The Company also reviews the terms of the debentures on a quarterly basis to determine whether a triggering event for an open exchange window has occurred, which requires current classification of the exchangeables as the exchange is at the option of the holder. Exchangeable senior debentures classified as current totaled $1,315 million at December 31, 2021.

Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance.  At maturity, all of the Company's exchangeable debentures are payable in cash.

Senior Debentures

Interest on the 8.5% Senior Debentures due 2029 and the 8.25% Senior Debentures due 2030 (collectively, the “Senior Debentures”) is payable semi-annually based on the date of issuance. The Senior Debentures are stated net of aggregate unamortized discount and issuance costs of $3 million at December 31, 2021 and $5 million at December 31, 2020.  Such discount and issuance costs are being amortized to interest expense in the accompanying consolidated statements of operations.

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

QVC Bank Credit Facilities

On October 27, 2021, QVC amended and restated its latest credit agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement”) and refinanced QVC’s existing bank credit facility by entering into a fifth amended and restated agreement with QVC, Zulily, CBI, and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (QVC, Zulily, CBI and QVC Global, collectively, the “Borrowers”), JPMorgan Chase Bank, N.A., as administrative agent, and the other parties named therein.

The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility (the “New Credit Facility”), with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder.   The New Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Fifth Amended and Restated Credit Agreement bear interest at either the alternate base rate (such rate, the “ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (such rate, the “Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower under the New Credit Facility (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the New Credit Facility may be reborrowed.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

The loans under the New Credit Facility are scheduled to mature on October 27, 2026. Payment of the loans may be accelerated following certain customary events of default.

The payment and performance of the Borrowers’ obligations under the Fifth Amended and Restated Credit Agreement are guaranteed by each of QVC’s, QVC Global’s, Zulily’s and CBI’s Material Domestic Subsidiaries (as defined in the Fifth Amended and Restated Credit Agreement), if any, and certain other subsidiaries of any Borrower that such Borrower has chosen to provide guarantees. Further, the borrowings under the Fifth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The borrowings under the Fifth Amended and Restated Credit Agreement are also secured by a pledge of all of Zulily’s and CBI’s equity interests.

The Fifth Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Borrowers and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Borrowers’ consolidated leverage ratio.

Borrowings under the Fifth Amended and Restated Credit Agreement may be used to repay outstanding indebtedness, pay certain fees and expenses, finance working capital needs and general purposes of the Borrowers and their respective subsidiaries and make certain restricted payments and loans to the Borrowers’ respective parents and affiliates.

Availability under the Fifth Amended and Restated Credit Agreement at December 31, 2021 was $2.75 billion on which Zulily and CBI may also borrow. The interest rate on the Fifth Amended and Restated Credit Agreement was 1.5% at December 31, 2021.

Interest Rate Swap Arrangements

During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt, which expired in June 2019. In July 2019, QVC entered into a three-year interest swap arrangement with a notional amount of $125 million. In December 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% which expired in January 2020. The swap arrangements were not treated as hedges under U.S. GAAP and the fair value of the swap instruments were in a net liability position as of December 31, 2021 and 2020.

Debt Covenants

Qurate Retail and its subsidiaries were in compliance with all debt covenants at December 31, 2021.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Five Year Maturities

The annual principal maturities of Qurate Retail's debt, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2022	$3
2023	$753
2024	$603
2025	$603
2026	$484

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

	December 31,
	2021	2020
Senior debentures	$871	892
QVC senior secured notes	$4,595	4,705

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at December 31, 2021.

(7) Leases

Right-of-use assets and lease liabilities are initially recognized based on the present value of the future lease payments over the expected lease term. As for most leases the implicit rate is not readily determinable, the Company uses a discount rate in determining the present value of future payments based on the Company’s incremental borrowing rate on a collateralized basis aligning with the term of the lease.  Our lease agreements include both lease and non-lease components, which the Company accounts for as a single lease component.  Additionally, the Company does not recognize right-of-use assets or lease liabilities for short term-term leases, which are those leases with a term of twelve months or less at the lease commencement date.

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Our leases have remaining lease terms of less than one year to 13 years some of which may include the option to extend for up to 14 years, and some of which include options to terminate the leases within less than one year.

The components of lease cost during the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year ended
	December 31,
	2021	2020	2019

	in millions
Operating lease cost (1)	$96	87	78
Finance lease cost
Depreciation of leased assets	$19	19	20
Interest on lease liabilities	8	8	9
Total finance lease cost	$27	27	29
(1)	Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Finance leases	7.7	8.5	9.2
Operating leases	8.3	8.5	9.1
Weighted-average discount rate:
Finance leases	5.2%	5.1%	5.0%
Operating leases	5.1%	5.1%	4.9%

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2021	2020

	in millions
Operating leases:
Operating lease ROU assets (1)	$351	371

Current operating lease liabilities (2)	$64	63
Operating lease liabilities (3)	303	320
Total operating lease liabilities	$367	383

Finance Leases:
Finance lease ROU assets (4)	$277	278
Finance lease ROU asset accumulated depreciation (4)	(151)	(141)
Finance lease ROU assets, net	$126	137
Current finance lease liabilities (2)	$20	18
Finance lease liabilities (3)	137	150
Total finance lease liabilities	$157	168
(1)	Included within the Other assets, at cost, net of accumulated amortization line item on the consolidated balance sheets.
(2)	Included within the Other current liabilities line item on the consolidated balance sheets.
(3)	Included within the Other liabilities line item on the consolidated balance sheets.
(4)	Included within the Property and equipment on the consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Year ended
	December 31,
	2021	2020	2019

	in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$82	86	75
Operating cash outflows from finance leases	$8	8	9
Financing cash outflows from finance leases	$18	18	22
ROU assets obtained in exchange for lease obligations
Operating leases	$49	35	173
Finance leases	$11	—	16

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Future lease payments under finance leases and operating leases with initial terms of one year or more at December 31, 2021 consisted of the following:

	Finance Leases	Operating Leases

	in millions
2022	$27	80
2023	27	72
2024	26	56
2025	23	47
2026	22	41
Thereafter	67	163
Total lease payments	$192	459
Less: imputed interest	35	92
Total lease liabilities	$157	367

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

(8) Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Current:
Federal	$(49)	8	94
State and local	(55)	(48)	(27)
Foreign	(117)	(105)	(93)
	$(221)	(145)	(26)
Deferred:
Federal	$(24)	315	247
State and local	26	26	(5)
Foreign	2	15	1
	4	356	243
Income tax benefit (expense)	$(217)	211	217

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

The following table presents a summary of our domestic and foreign earnings from continuing operations before income taxes:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Domestic	$262	735	(858)
Foreign	376	316	236
Total	$638	1,051	(622)

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Computed expected tax benefit (expense)	$(134)	(221)	131
State and local income taxes, net of federal income taxes	(20)	(45)	9
Tax on foreign earnings, net of federal tax benefits	(113)	47	(1)
Alternative energy tax credits and incentives	125	139	152
Change in valuation allowance affecting tax expense	—	(59)	(51)
Change in tax rate	—	(15)	(23)
Corporate realignment	—	360	—
Change in tax rate - tax loss carryback	—	—	45
Tax write-off of consolidated subsidiary	—	—	34
Impairment of intangible asset	(49)	—	(93)
Non-deductible interest on Preferred Stock to non-employee	(21)	(6)	—
Other, net	(5)	11	14
Income tax benefit (expense)	$(217)	211	217

For the year ended December 31, 2021 income tax expense was greater than the U.S. statutory rate of 21% due to foreign tax expense, state income tax expense, the impairment of goodwill that is not deductible for tax purposes, and non-deductible interest expense related to Preferred Stock, partially offset by benefits from tax credits generated by our alternative energy investments.

During November and December of 2021, the Company, through a wholly owned foreign subsidiary, recognized income related to the exchange and redemption of the outstanding Motorola Exchangeables and the extinguishment of related hedges. The income is subject to tax under the U.S Global Intangible Low-taxed Income (“GILTI”) rules.  The tax effect of this GILTI income, including the federal tax benefit of related foreign tax credits, is treated by the Company as a period cost.  In addition, the Company recorded a U.S. federal tax benefit for foreign derived intangible income deductions claimed on royalty income recognized by the Company in the U.S. during 2021.  The tax effect of these items is included in Tax on foreign earnings, net of federal tax benefit in the above table.

For the year ended December 31, 2020 the Company recorded an income tax benefit.  The tax benefit was primarily driven by the impacts of a corporate realignment and tax credits generated by alternative energy investments.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

During the fourth quarter of 2020, the Company completed a corporate realignment transaction, whereby the assets and liabilities of certain foreign business units held in U.S. subsidiaries were transferred to QVC Global, a foreign subsidiary of QVC.  This changed the manner in which income of the foreign business units is subject to U.S. income tax.  As part of this realignment and upon entering into a payment agreement, QVC Global became the primary co-obligor of the Motorola Exchangeables. The Company’s accounting policy is not to record deferred income taxes related to global intangible low-taxed income activity in our foreign subsidiaries but instead to recognize income tax expense in the periods as incurred.  Accordingly, the deferred income tax liability for the Motorola Exchangeables that existed prior to the corporate realignment was reduced to zero and the Company recorded a corresponding income tax benefit.

For the year ended December 31, 2019 income tax benefit was greater than the U.S. statutory rate of 21% primarily due to tax benefits from tax credits and incentives generated by our alternative energy investments and tax benefits from losses generated in 2019 that were eligible for carryback to tax years with federal income tax rates greater than the U.S. statutory tax rate of 21%, partially offset by a goodwill impairment that is not deductible for tax purposes and an increase in the valuation allowance against certain deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2021	2020

	amounts in millions
Deferred tax assets:
Tax losses and credit carryforwards	$240	280
Foreign tax credit carryforwards	95	161
Accrued stock compensation	15	18
Operating lease liability	71	82
Other accrued liabilities	63	54
Prepaid royalty	94	—
Other	131	168
Deferred tax assets	709	763
Valuation allowance	(264)	(264)
Net deferred tax assets	445	499

Deferred tax liabilities:
Intangible assets	758	816
Fixed assets	145	163
Discount on exchangeable debentures	768	714
Other	94	133
Deferred tax liabilities	1,765	1,826
Net deferred tax liabilities	$1,320	1,327

The Company's valuation allowance did not increase or decrease in 2021.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

At December 31, 2021, the Company had a deferred tax asset of $240 million for net operating losses, credit carryforwards, and interest expense carryforwards. If not utilized to reduce income tax liabilities in future periods, $177 million of these loss carryforwards and tax credits will expire at various times between 2022 and 2039. The remaining $63 million of tax losses and carryforwards may be carried forward indefinitely. These losses and credit carryforwards are expected to be utilized prior to expiration, except for $181 million which, based on current projections, will not be utilized in the future and are subject to a valuation allowance.

At December 31, 2021, the Company had a deferred tax asset of $95 million for foreign tax credit carryforwards. If not utilized to reduce income tax liabilities in future periods, these foreign tax credit carryforwards will expire at various times between 2028 and 2031. The Company estimates that $80 million of its foreign tax credit carryforward will expire without utilization.

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Balance at beginning of year	$83	75	70
Additions based on tax positions related to the current year	9	7	5
Additions for tax positions of prior years	1	7	14
Reductions for tax positions of prior years	(1)	(1)	(3)
Lapse of statute and settlements	(4)	(5)	(11)
Balance at end of year	$88	83	75

As of December 31, 2021, 2020 and 2019, the Company had recorded tax reserves of $88 million, $83 million and $75 million, respectively, related to unrecognized tax benefits for uncertain tax positions.  If such tax benefits were to be recognized for financial statement purposes, $70 million, $66 million and $61 million for the years ended December 31, 2021, 2020 and 2019, respectively, would be reflected in the Company's tax expense and affect its effective tax rate.  Qurate Retail's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2022. The amount of unrecognized tax benefits related to these issues could change as a result of potential settlements, lapsing of statute of limitations and revisions of estimates.  It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may increase within the next twelve months by up to $2 million.

As of December 31, 2021, the Company's tax years prior to 2018 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2018 and 2019 tax years, however, 2018 and 2019 remain open until the statute of limitations lapses on October 15 of 2022 and 2023, respectively. The Company's 2020 and 2021 tax years are being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. Various states are currently examining the Company's prior years’ state income tax returns. The Company is not under audit in any foreign tax jurisdictions.

The Company recorded $28 million of accrued interest and penalties related to uncertain tax positions for the year ended December 31, 2021, $25 million for the year ended December 31, 2020 and $23 million for the year ended December 31, 2019.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

(9) Stockholders' Equity

Preferred Stock

On September 14, 2020, Qurate Retail issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,627,657 shares, and 12,513,752 shares issued and outstanding at December 31, 2021 and 2020, respectively.

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

During the year ended December 31, 2021, the Company declared and paid four quarterly cash dividends, each for $2.00 per share to stockholders of record of the Preferred Stock.  On February 16, 2022, the Company declared a quarterly cash dividend of $2.00 per share, which will be payable in cash on March 15, 2022 to stockholders of record of the Preferred Stock at the close of business on February 28, 2022.

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the consolidated balance sheets.  The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share.  Given the liability classification of the Preferred Stock, all dividends accrued are classified as interest expense in the consolidated statements of operations.

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Stock” to 8,150 million shares, (iii) the number of shares of Common Stock designated as “Series A Common Stock,” “Series B Common Stock” and “Series C Common Stock” to 4,000 million shares, 150 million shares and 4,000 million shares, respectively, and (iv) the number of shares of the Company’s capital stock designated as “Preferred Stock” to 50 million shares.

As of December 31, 2021, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 42.1 million shares of Series A Qurate Retail common stock and approximately 2.2 million shares of Series B Qurate Retail common stock.

In addition to the Series A and Series B Qurate Retail common stock, there are 4 billion shares of Series C Qurate Retail common stock authorized for issuance, respectively. As of December 31, 2021, no shares of any Series C Qurate Retail common stock were issued or outstanding.

Purchases of Common Stock

During the years ended December 31, 2021, 2020 and 2019, the Company repurchased 41,153,205, 6,521,782, and 24,329,610 shares of Series A Qurate Retail common stock, respectively, for aggregate cash consideration of $435 million, $70 million, and $392 million, respectively.

All of the foregoing shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

(10)  Related Party Transactions with Officers and Directors

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

to the Chairman’s continued employment, except under certain circumstances.  Qurate Retail’s portion of the 2020 term awards, granted in December 2020, had an aggregate grant date fair value of $5,850,000 and consisted of stock options to purchase 1,190,529 QRTEA shares with an exercise price of $10.34.

The Chairman is also entitled to receive annual equity award grants with an annual aggregate grant date fair value of $17.5 million, consisting of time-vested options, performance-based RSUs or a combination of both, at the election of the Chairman. The annual equity awards are granted directly by Qurate Retail, LMC, Liberty Broadband and Liberty TripAdvisor according to their applicable allocation percentage. The allocation percentage is determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on an LMC-wide and Chairman basis, weighted 50%, in each case, absent agreement to the contrary by Qurate Retail, LMC, Liberty Broadband and Liberty TripAdvisor in consultation with the Chairman. The allocation percentage is then adjusted annually and following certain events. For the years ended December 31, 2021 and 2020, the allocation percentage for Qurate Retail was 17% and 19%, respectively. Vesting of any annual performance-based RSUs is subject to the achievement of one or more performance metrics to be approved by the Compensation Committee of the applicable company with respect to its respective allocable portion of the annual performance-based RSUs.

Former CEO Compensation Agreement

On September 27, 2015, the Compensation Committee of Qurate Retail approved a compensation arrangement for our former CEO.  The arrangement provided for a five year employment term beginning December 16, 2015 and ending December 31, 2020.  Effective November 17, 2020, Qurate Retail entered into an amendment to the former CEO’s compensation arrangement that provided for a one year extension of the employment agreement dated December 16, 2015 and ended his term on December 31, 2021.  For the year ended December 31, 2021, his annual base salary increased to $1.5 million and he received an annual target cash bonus equal to 100% of his annual base salary with a maximum bonus of 240% of base salary, subject to the achievement of performance criteria.  The former CEO also received a performance-based RSU award equal to $5.5 million of target value, with a maximum value equal to $8.3 million, and a time-vested RSU award also equal to $5.5 million of value.  The performance-based RSU award is subject to performance criteria as determined by the Compensation Committee.

CEO Employment Agreement

On July 12, 2021, the Compensation Committee of the Board of Directors of Qurate Retail approved the Company’s entry into an employment agreement with David Rawlinson II, effective July 12, 2021. Effective August 1, 2021, Mr. Rawlinson began to serve as President and Chief Executive Officer-Elect of Qurate Retail, with Mike George continuing as Chief Executive Officer. Effective October 1, 2021, Mr. Rawlinson began to serve as President and Chief Executive Officer of Qurate Retail, with Mr. George assuming the role of Senior Advisor. Mr. Rawlinson concurrently assumed the same positions with QVC. Mr. George resigned from the board of directors effective January 1, 2022, at which time Mr. Rawlinson joined the Board.  With respect to his roles at Qurate Retail and QVC, Mr. George stepped down as President effective August 1, 2021 and as Chief Executive Officer effective October 1, 2021.

Malone Stock Exchange and Maffei Arrangements

On May 18, 2021, Gregory B. Maffei, the Chairman of the Board and a director of the Company, delivered a written offer (the “Offer”) to John C. Malone, a director of Qurate Retail, to acquire all of the outstanding shares of Series

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

B Qurate Retail common stock (“QRTEB”) beneficially owned by Mr. Malone, his wife Leslie Malone and certain trusts for the benefit of Mr. Malone, Mrs. Malone and/or their children (the “Malone Group,” and such shares, the “Subject Shares”) at a per share price of $14.00 payable in cash, securities or such other form of consideration as to which Mr. Maffei and Mr. Malone might mutually agree. The transfer by the Malone Group of the Subject Shares was subject to the terms of that certain call agreement, dated February 9, 1998 (the “Call Agreement”), among Qurate Retail, as successor-in-interest to the assignee of Tele-Communications, Inc., a Delaware corporation, Mr. Malone and Mrs. Malone, which provided Qurate Retail with the right to acquire all, but not less than all, of the Subject Shares at a per share price equal to the lower of (x) the Offer price or (y) 110% of the average closing prices of a share of QRTEA for the 30 consecutive trading days ending on May 17, 2021 (with the price calculated pursuant to clause (y) equal to $13.62 per share (the “Call Price”)) (the “Call Right”). As previously disclosed, on May 18, 2021, Mr. Malone provided written notice to Qurate Retail of his desire to accept the Offer, subject to the approval by the Board of Directors of the Company of the transactions contemplated thereby for purposes of Section 203 of the General Corporation Law of the State of Delaware, pursuant to the terms of the Call Agreement. However, in the event the Company determined to exercise the Call Right, Mr. Malone indicated a preference for the payment of the per share price in the form of shares of QRTEA such that he would continue to hold a substantial investment in the Company.

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

Also, on June 3, 2021, the Company and Mr. Maffei also entered into a Stock Exchange Agreement (the “Maffei Stock Exchange Agreement”) pursuant to which, among other things: (i)  Mr. Maffei transferred to Qurate Retail an

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

aggregate of 5,378,308 shares of QRTEA, and in exchange Qurate Retail issued to Mr. Maffei an equivalent number of shares of QRTEB; (ii) Qurate Retail agreed that on the terms and subject to the conditions of the Maffei Stock Exchange Agreement, Mr. Maffei, at his option (during the six-month period following the vesting of the performance-based restricted stock unit award granted to Mr. Maffei on March 10, 2021), may transfer to the Company the number of shares of QRTEA actually received by Mr. Maffei upon vesting of such performance-based restricted stock unit award in exchange for an equivalent number of newly-issued shares of QRTEB (the “Subsequent Exchange”); (iii) Mr. Maffei agreed that until December 31, 2024 (the “Cap Period”), which is also the end of the current term of his employment as set forth in the Employment Agreement, he will not, and will not authorize or permit any of his affiliates that he controls (“Controlled Affiliates”) to, acquire or agree to acquire (or announce publicly an intent to acquire) by purchase or otherwise, beneficial ownership of voting securities of the Company (or direct or indirect rights or options to acquire any such voting securities) if, after giving effect to any such acquisition of securities, the aggregate voting power of the Company’s voting securities beneficially owned by Mr. Maffei and his Controlled Affiliates would exceed 20.0% of the voting power of all of the outstanding voting securities (assuming, for purposes of this calculation that all voting securities beneficially owned by Mr. Maffei which are not outstanding are included in the calculation) (the “Cap”); and (iv) the foregoing transactions by which Mr. Maffei and certain of his related persons became an “interested stockholder” were approved for purposes of Section 203 of the General Corporation Law of the State of Delaware. The Cap is subject to certain terms and exceptions, as described in the Maffei Stock Exchange Agreement.  In addition, Mr. Maffei and his Controlled Affiliates may not transfer voting securities of Qurate Retail to any other Controlled Affiliate of Mr. Maffei unless such transferee has agreed to be bound by the terms of the Maffei Stock Exchange Agreement.

(11) Stock-Based Compensation

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

Pursuant to the Qurate Retail, Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”), the Company may grant Awards in respect of a maximum of 30.0 million shares of Qurate Retail common stock plus the shares remaining available for Awards under the prior Qurate Retail, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”), as amended, as of close of business on May 20, 2020, the day before the effective date of the 2020 Plan. Any forfeited shares from the 2016 Plan shall also be available again under the 2020 Plan. Awards generally vest over 1-5 years and have a term of 7-10 years. Qurate Retail issues new shares upon exercise of equity awards.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Qurate Retail – Grants

The following table presents the number and weighted average GDFV of options granted by Qurate Retail during the years ended December 31, 2021, 2020 and 2019:

	For the Years ended December 31,
	2021		2020		2019
	Options Granted (000's)	Weighted Average GDFV	Options Granted (000's)	Weighted Average GDFV	Options Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, QVC and HSN employees (1)	895	$6.75	4,200	$1.96	2,503	$4.07
Series A Qurate Retail common stock, Zulily employees (1)	79	$6.74	618	$1.94	328	$4.08
Series A Qurate Retail common stock, Qurate Retail employees and directors (2)	63	$6.18	747	$4.86	639	$3.97
Series A Qurate Retail common stock, David Rawlinson II (3)	1,185	$5.02	NA	NA	NA	NA
Series A Qurate Retail common stock, Qurate Retail Chairman of the Board (4)	NA	NA	1,191	$4.88	2,134	$3.44
Series B Qurate Retail common stock, Qurate Retail Chairman of the Board (4)	NA	NA	NA	NA	26	$5.84
(1)	Vests semi-annually over four years.
(2)	Vests between two and five years for employees and in one year for directors.
(3)	Vests in two equal tranches on December 31, 2023 and December 31, 2024. Grant was made in connection with Mr. Rawlinson’s employment agreement (see note 10).
(4)	The grants made in December 2020 and December 2019 in connection with the Chairman’s new employment agreement cliff vest in December 2024 and December 2023, respectively. The grant made in March 2019 vested immediatelyand was made in connection with the Chairman’s previous employment agreement (see notes 1 and 10).

During the years ended December 31, 2021, 2020 and 2019, Qurate Retail granted to employees and directors 6.0 million, 10.1 million and 3.5 million RSUs of QRTEA, respectively, which RSUs have a weighted average GDFV of $11.98, $4.78 and $15.47 per share, respectively, and generally vest annually over four years.  In addition to the stock option grants to the Qurate Retail Chairman of the Board, and in connection with his employment agreement, Qurate Retail granted time-based and performance-based RSUs. During the years ended December 31, 2021 and 2020, Qurate Retail granted to our Chairman 229 thousand and 584 thousand performance-based RSUs, respectively, of QRTEA.  Such RSUs had a GDFV of $12.90 per share and $4.44 per share, respectively, at the time they were granted. During the year ended December 31, 2019, Qurate Retail granted 194 thousand performance-based RSUs of QRTEB to our Chairman.  Such RSUs had a GDFV of $17.90 per share at the time they were granted.  The 2021, 2020 and 2019 performance-based RSUs granted to our Chairman vest one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee.  As a result of the Letter Agreement discussed in Note 10, during the year ended December 31, 2021, Qurate Retail granted 1.1 million time-based RSAs of QRTEB to our Chairman, which RSAs have a GDFV of $13.65 per share and vest in two equal tranches on December 10, 2024 and June 3, 2026, subject to earlier vesting under certain circumstances.  During the year ended December 31, 2020, Qurate Retail granted 38 thousand time-based RSUs of QRTEA to our Chairman, which RSUs had a GDFV of $7.44 per share and cliff vested on December 10, 2020.  This RSU grant was issued in lieu of our Chairman receiving 50% of his remaining base

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

salary for the last three quarters of calendar year 2020, and he waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19. During the year ended December 31, 2019, Qurate Retail granted 19 thousand time-based RSUs of QRTEB to our Chairman. Such RSUs had a GDFV of $17.90 per share at the time they were granted and cliff vested on March 11, 2019.

During the year ended December 31, 2021, Qurate Retail granted 684 thousand time-based RSUs of QRTEA to Mike George. Such RSUs had a weighted average GDFV of $12.84 per share at the time they were granted and mainly cliff vested on December 10, 2021.  Also during the years ended December 31, 2021, 2020 and 2019, Qurate Retail granted approximately 423 thousand, 725 thousand and 191 thousand performance-based RSUs, respectively, of QRTEA to Mr. George. Such RSUs had a GDFV of $12.90, $4.44 and $17.90 per share, respectively, at the time they were granted.  The 2021, 2020 and 2019 performance-based RSUs granted to Mr. George cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee.

Also during the year ended December 31, 2021, Qurate Retail granted 509 thousand time-based RSUs and 143 thousand performance-based RSUs of QRTEA to Mr. Rawlinson in connection with his employment agreement.  Both the time-based and performance-based QRTEA RSUs had a GDFV of $10.50 per share at the time they were granted.  The time-based RSUs vest over three years, and the performance-based RSUs cliff vest in March 2022, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee.  Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized.  As the satisfaction of the performance objectives becomes probable, the Company records compensation expense.  The probability of satisfying the performance objectives is assessed at the end of each reporting period.

During the fourth quarter of 2021 and in connection with the November Special Dividend, holders of QRTEA or QRTEB (together, “QRTEA/B”) RSAs and RSUs outstanding at the close of business on the record date received a special cash dividend in the amount of $1.25 per share for each QRTEA/B RSA or RSU so held (“November Cash Dividend”).

The November Cash Dividend for RSA holders was paid upon distribution.  The November Cash Dividend for RSU holders is subject to the same vesting schedules as those applicable to the corresponding original QRTEA RSUs.

Also in connection with the November Special Dividend, outstanding stock options and stock appreciation rights (“SARs”) to purchase shares of QRTEA/B on the record date were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the stock options and SARs were granted.  The adjustment to the exercise price and the number of shares subject to the original stock option or SAR award preserved:

i.	the pre-November Special Dividend intrinsic value of the original QRTEA/B stock option or SAR, and
ii.	the pre-November Special Dividend ratio of the exercise price to the market price of the corresponding original QRTEA/B stock option or SAR.

During the third quarter of 2020 and in connection with the Special Dividend, holders of RSAs and RSUs of QRTEA outstanding at the close of business on the record date received:

i.	a special cash dividend in the amount of $1.50 per share for each QRTEA RSA and RSU so held (“Cash Dividend”), and

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

Also in connection with the Special Dividend, outstanding stock options and SARs to purchase shares of QRTEA/B on the record date were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the stock options and SARs were granted. The adjustment to the exercise price and the number of shares subject to the original stock option or SAR award was calculated in the same manner as the November Special Dividend discussed above.

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

Also in connection with the December Special Dividend, outstanding stock options and SARs to purchase shares of QRTEA/B on the record date were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the stock options and SARs were granted.  The adjustment to the exercise price and the number of shares subject to the original stock option or SAR award was calculated in the same manner as the November Special Dividend discussed above.

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2021, 2020 and 2019, the range of expected terms was 5.3 to 6.3 years. The volatility used in the calculation for Awards is based on the historical volatility of the Company's stocks and the implied volatility of publicly traded Qurate Retail options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options

The following table presents the range of volatilities used by Qurate Retail in the Black-Scholes-Merton Model for the 2021, 2020 and 2019 Qurate Retail grants.

	Volatility

2021 grants	53.7%	-	57.1%
2020 grants	46.8%	-	54.8%
2019 grants	30.1%	-	44.8%

Qurate Retail - Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Qurate Retail common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

	Qurate Retail
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Awards		remaining		value	Awards		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Outstanding at January 1, 2021	40,553	$10.61				3,243	$15.39
Granted	2,222	$11.63				—	$—
Exercised	(2,822)	$5.60				—	$—
Forfeited/Cancelled	(3,899)	$12.76				(1,335)	$16.93
November Special Dividend adjustment	6,056	$9.24				313	$12.33
Outstanding at December 31, 2021	42,110	$9.23	3.4	years	$58	2,221	$12.25	1.8	years	$—
Exercisable at December 31, 2021	25,249	$11.80	2.2	years	$10	2,221	$12.25	1.8	years	$—

As of December 31, 2021, the total unrecognized compensation cost related to unvested Qurate Retail Awards was approximately $119 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.8 years.

As of December 31, 2021, Qurate Retail reserved 44.3 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Qurate Retail - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2021, 2020 and 2019 was $19 million, $7 million and $2 million, respectively.

Qurate Retail - Restricted Stock and Restricted Stock Units

The Company has approximately 12.9 million, 1.1 million and 188 thousand unvested RSAs and RSUs of QRTEA, QRTEB and QRTEP, respectively, held by certain directors, officers and employees of the Company as of December 31, 2021.  The QRTEA and QRTEB unvested RSAs and RSUs have a weighted average GDFV of $9.41 per share and $13.65 per share, respectively, and 155 thousand of the QRTEP unvested RSUs have an incremental cost of $48.99 per share.

The aggregate fair value of all QRTEA, QRTEB and QRTEP RSAs and RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $95 million, $17 million and $25 million, respectively.

(12) Employee Benefit Plans

Subsidiaries of Qurate Retail sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in Qurate Retail common stock, as well as other mutual funds.  The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees.  Employer cash contributions to all plans aggregated $30 million, $28 million and $25 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

(13) Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in the Company’s consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, comprehensive earnings (loss) attributable to debt credit risk adjustments and the Company's share of accumulated other comprehensive earnings of affiliates.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

			Comprehensive
	Foreign	Share of	Earnings (loss)
	currency	AOCI	Attributable to
	translation	of equity	Debt Credit Risk
	adjustments	affiliates	Adjustments	Other	AOCI

	amounts in millions
Balance at January 1, 2019	$(180)	(5)	38	92	(55)
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	(1)	—	2	(1)	—
Balance at December 31, 2019	(181)	(5)	40	91	(55)
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	111	—	17	(1)	127
Balance at December 31, 2020	$(70)	(5)	57	90	72
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	(113)	—	(36)	(2)	(151)
Balance at December 31, 2021	$(183)	(5)	21	88	(79)

The components of other comprehensive earnings (loss) are reflected in Qurate Retail's consolidated statements of comprehensive earnings (loss) net of taxes.  The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount

	amounts in millions
Year ended December 31, 2021:
Foreign currency translation adjustments	$(124)	(4)	(128)
Recognition of previously unrealized losses (gains) on debt, net	(3)	2	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(42)	6	(36)
Other comprehensive earnings (loss)	$(169)	4	(165)
Year ended December 31, 2020:
Foreign currency translation adjustments	$115	3	118
Recognition of previously unrealized losses (gains) on debt, net	(1)	—	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	22	(5)	17
Other comprehensive earnings (loss)	$136	(2)	134
Year ended December 31, 2019:
Foreign currency translation adjustments	$—	1	1
Recognition of previously unrealized losses (gains) on debt, net	(1)	—	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	1	—	1
Other comprehensive earnings (loss)	$—	1	1

(14) Commitments and Contingencies

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

Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center for QxH and QVC’s primary returns center for hard goods.

QVC maintains property, general liability and business interruption insurance coverage. Based on the provisions of QVC's insurance policies, it has determined that recovery of certain fire related costs incurred as of December 31, 2021 is probable and recorded $229 million of insurance recoveries. During the year ended December 31, 2021, QVC received $100 million of insurance proceeds, representing an advance of funds. As a result, the insurance receivable balance was $129 million as of December 31, 2021 and was recorded in other receivables, which is included in Trade and other receivables, net in the Consolidated Balance Sheet.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

As of the date of this report, QVC is still in the process of assessing damage to property and inventory and submitting relevant insurance claims. There is approximately $117 million of inventory at the Rocky Mount facility that is currently being assessed for damage and is included in Inventories in the consolidated balance sheet as of December 31, 2021. QVC anticipates any additional inventory losses will be covered by its insurance policies. QVC expects to continue to record additional costs and recoveries until the property and inventory assessment is completed and the insurance claim is fully settled.

Certain incremental costs incurred to date related to the fire and related insurance recovery for the year ended December 31, 2021 are as follows:

Year ended December 31,
2021

amounts in millions
Loss on inventory	$134
Loss on fixed assets	87
Other fire related costs (1)	29
Total	250
Insurance recoveries received	(100)
Expected insurance recoveries	(129)
Fire related costs, net	$21

(1)	Amount includes $21 million of costs that will not be reimbursed by QVC's insurance policies, primarily related to personnel costs.

(15) Information About Qurate Retail's Operating Segments

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

For segment reporting purposes, Qurate Retail defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding all stock-based compensation and transaction related costs). Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, certain purchase accounting adjustments, separately reported litigation settlements, transaction related costs (including restructuring, integration, and advisory fees), and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the year ended December 31, 2021, Qurate Retail has identified the following consolidated subsidiaries as its reportable segments:

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

Performance Measures

	Years ended December 31,
	2021		2020		2019
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in millions
QxH	$8,277	1,439	8,505	1,547	8,277	1,536
QVC International	3,077	562	2,967	510	2,709	446
Zulily	1,453	(12)	1,636	83	1,571	48
Corporate and other	1,238	91	1,070	58	901	(1)
Inter-segment eliminations	(1)	—	(1)	—	—	—
Consolidated Qurate Retail	$14,044	2,080	14,177	2,198	13,458	2,029

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Other Information

	December 31, 2021		December 31, 2020

	Total	Capital	Total	Capital
	assets	expenditures	assets	expenditures

	amounts in millions
QxH	$12,337	169	12,393	182
QVC International	2,226	41	2,455	36
Zulily	654	20	1,049	23
Corporate and other	1,032	14	1,102	16
Consolidated Qurate Retail	$16,249	244	16,999	257

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Consolidated segment Adjusted OIBDA	$2,080	2,198	2,029
Stock-based compensation	(72)	(64)	(71)
Depreciation and amortization	(537)	(562)	(606)
Fire related costs, net	(21)	—	—
Transaction related costs	—	—	(1)
Impairment of intangible assets and long lived assets	(363)	—	(1,167)
Operating income	1,087	1,572	184
Interest expense	(468)	(408)	(374)
Share of earnings (loss) of affiliates, net	(94)	(156)	(160)
Realized and unrealized gains (losses) on financial instruments, net	99	(110)	(251)
Gains (losses) on transactions, net	10	224	(1)
Tax sharing income (expense) with Liberty Broadband	10	(39)	(26)
Other, net	(6)	(32)	6
Earnings (loss) from continuing operations before income taxes	$638	1,051	(622)

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Revenue by Geographic Area

The following table summarizes net revenue generated by subsidiaries located within the identified geographic areas:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
United States	$10,864	11,119	10,666
Japan	1,167	1,132	1,028
Germany	1,027	978	890
Other foreign countries	986	948	874
	$14,044	14,177	13,458

Long-lived Assets by Geographic Area

	December 31,
	2021	2020

	amounts in millions
United States	$721	893
Japan	123	149
Germany	133	150
Other foreign countries	100	108
	$1,077	1,300

Table Contents

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2022:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2022 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before May 2, 2022.

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

4.4

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (File No. 001-33982)(the “2020 Form 10-K”)).

4.5	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 - Material Contracts:

10.1

Liberty Interactive Corporation 2007 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the "2007 Incentive Plan") (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 8, 2011 (File No. 001-33982) (the “Liberty 2011 10-Q”)). +

10.2

Amendment to the 2007 Incentive Plan (effective as of August 5, 2013) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on November 5, 2013 (File No. 001-33982) (the “Liberty 2013 10-Q”)). +

10.3

Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2010 Incentive Plan”) (incorporated by reference to Exhibit 10.7 to the Liberty 2011 10-Q). +

10.4	Amendment to the 2010 Incentive Plan (effective August 5, 2013) (incorporated by reference to Exhibit 10.5 to the Liberty 2013 10-Q). +

10.5

Liberty Interactive Corporation 2011 Nonemployee Director Incentive Plan (amended and restated as of December 17, 2015) (the “2011 Directors Plan”) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016 (File No. 001-33982) (the “Liberty 2015 10-K”)). +

10.6

Liberty Interactive Corporation 2012 Incentive Plan (Amended and Restated as of March 31, 2015) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)). +

10.7	Liberty Interactive Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on July 8, 2016 (File No. 001-33982)). +

10.8

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-33982) (the “Liberty 2013 10-K”)). +

10.9	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Liberty 2013 10-K). +

10.10

Form of Non-Qualified Stock Option Agreement under the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-33982) (the “Liberty 2011 10-K”)). +

10.11

Form of Restricted Stock Award Agreement under the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982) (the “Liberty 2009 10-K)). +

10.12	Form of Non-Qualified Stock Option Agreement under the 2011 Directors Plan (incorporated by reference to Exhibit 10.19 to the Liberty 2011 10-K). +

10.13	Form of Restricted Stock Award Agreement under the 2011 Directors Plan (incorporated by reference to Exhibit 10.20 to the Liberty 2011 10-K). +

10.14	Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Michael George dated March 2, 2011 (incorporated by reference to Exhibit 10.22 to the Liberty 2011 10-K). +

10.15

Amended and Restated Non-Qualified Stock Option Agreement under the 2007 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 8, 2012 (File No. 001-33982)). +

10.16	Employment Agreement between Michael George and QVC, Inc., effective December 16, 2015 (incorporated by reference to Exhibit 10.23 to the Liberty 2015 10-K). +

10.17

First Amendment to Employment Agreement, effective as of November 17, 2020, by and between Michael George and QVC, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2020 (File No. 001-33982)). +

10.18

Non-Qualified Stock Option Agreement under the Liberty Interactive Corporation 2010 Incentive Plan for Gregory B. Maffei, effective December 24, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed on August 5, 2015 (File No. 001-33982)). +

10.19	Form of Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.29 to the Liberty 2011 10-K).

10.20

Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to Starz's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “Starz S-4”)).

10.21

Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (the “Services Agreement”) (incorporated by reference to Exhibit 10.5 to the Starz S-4).

10.22

Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed on May 9, 2013 (File No. 333-184501)).

10.23

Form of the Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC Inc.’s Registration Statement on Form S-4 filed on April 30, 2014 (File No. 333-195586)).

10.24

Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC Inc.’s Registration Statement on Form S-4 filed on October 10, 2014 (File No. 333-199254)).

10.25

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

10.26

Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).+

10.27	zulily, inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 8, 2013 (File No. 333-191617)). +

10.28	zulily, inc. 2013 Equity Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 17, 2013 (File No. 333-191617)). +

10.29	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.48 to the Liberty 2015 10-K). +

10.30	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.49 to the Liberty 2015 10-K). +

10.31

Form of 2017 Performance-based Restricted Stock Unit Agreement (QVCB) under the Liberty Interactive Corporation 2016 Omnibus Incentive Plan (the “2016 Incentive Plan”) for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 001-33982) (the “2017 Q3 10-Q”)). +

10.32	Form of 2017 Term Option Agreement under the 2016 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the 2017 Q3 10-Q). +

10.33

Form of 2017 Performance-based Restricted Stock Unit Agreement under the 2016 Incentive Plan for certain officers other than the Chief Executive Officer and Chief Legal Officer (incorporated by reference to Exhibit 10.3 to the 2017 Q3 10-Q). +

10.34	Form of Restricted Stock Units Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.4 to the 2017 Q3 10-Q). +

10.35	Form of Nonqualified Stock Option Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.5 to the 2017 Q3 10-Q). +

10.36

HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to HSN, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 20, 2014 (File No. 01-34061)). +

10.37	HSN, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A of HSN, Inc.’s 2017 Proxy Statement on Schedule 14A filed on April 10, 2017 (File No. 01-34061)). +

10.38

Letter Agreement between Liberty Interactive Corporation and Liberty Media Corporation relating to the Services Agreement (incorporated by reference to Exhibit 10.60 to Liberty Media Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018 (File No. 001-35707)).

10.39

Amendment, dated March 13, 2018, of certain Liberty Interactive Corporation incentive plans (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 file on May 10, 2018 (File No. 001-33982)).+

10.40

Tax Sharing Agreement, dated as of March 9, 2018, by and between Liberty Interactive Corporation and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385) (the “GCI March 8-K”)).

10.41

Indemnification Agreement, dated as of March 9, 2018, by and among Liberty Interactive Corporation, GCI Liberty, Inc., Liberty Interactive LC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to the GCI March 8-K).

10.42

Performance-Based Restricted Stock Unit Award Agreement under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan for Michael George (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 9, 2018 (File No. 001-33982) (the “Liberty 2018 Q3 10-Q”)).+

10.43	Nonqualified Stock Option Agreement under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan for Michael George (incorporated by reference to Exhibit 10.2 to the Liberty 2018 Q3 10-Q).+

10.44

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

10.45

First Supplemental Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the 2018 QVC Form 8-A).

10.46	Form of QVC, Inc. 6.375% Senior Secured Notes due 2067 (incorporated by reference to Exhibit 4.3 to the 2018 QVC Form 8-A).

10.47

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

10.48	Form of 6.250% Senior Secured Notes due 2068 (incorporated by reference to Exhibit 4.3 to the 2019 QVC Form 8-A).

10.49

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed on May 10, 2019 (File No. 001-33982)).

10.50

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media Corporation and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 26, 2020 (File No. 001-33982)).+

10.51

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-35707)). +

10.52

Form of Annual Option Award Agreement between the Registrant and Gregory B. Maffei under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-33982) (the “December 2019 8-K”)). +

10.53

Form of Annual Performance-based Restricted Stock Unit Award Agreement between the Registrant and Gregory B. Maffei under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the December 2019 8-K). +

10.54

Form of Upfront Award Agreement between the Registrant and Gregory B. Maffei under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 8-K). +

10.55

Third Supplemental Indenture, dated February 4, 2020, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to QVC Inc.’s Current Report on Form 8-K (File No. 001-38654) filed on February 4, 2020 (the “February 2020 Form 8-K”)).

10.56	Form of 4.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.3 to the February 2020 Form 8-K).

10.57	Qurate Retail, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on April 14, 2020 (File No. 001-33982)). +

10.58

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

10.59	Form of 4.375% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to the August 2020 Form 8-K).

10.60

Form of Nonqualified Stock Option Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (File No. 001-33982)(the “2020 Form 10-K”)).+

10.61

Form of Restricted Stock Units Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.68 to the 2020 Form 10-K).+

10.62

Form of Nonqualified Stock Option Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.69 to the 2020 Form 10-K).+

10.63

Form of Performance-Based Restricted Stock Units Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021 (File No. 001-33982) (the “March 2021 Form 10-Q”)).+

10.64

Form of Restricted Stock Units Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Michael George (incorporated by reference to Exhibit 10.2 to the March 2021 Form 10-Q).+

10.65

Stock Exchange Agreement, dated June 3, 2021, among John C. Malone, Leslie A. Malone, The John C. Malone 1995 Revocable Trust, The Leslie A. Malone 1995 Revocable Trust, The Tracy M. Neal Trust A, The Evan D. Malone Trust A and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-33982) (the “June 2021 8-K”)).

10.66	Stock Exchange Agreement, dated June 3, 2021, between Gregory B. Maffei and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.2 to the June 2021 8-K).

10.67

Waiver Letter and Amendment of Employment Agreement, dated June 3, 2021, among Gregory B. Maffei, Liberty Media Corporation and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.3 to the June 2021 8-K).+

10.68

Restricted Share Award Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended, dated as of June 3, 2021, by and between Qurate Retail, Inc. and Gregory B. Maffei. (incorporated by reference to Exhibit 10.4 to the June 2021 8-K).+

10.69

Employment Agreement, effective as of July 12, 2021, by and between David Rawlinson and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2021 (File No. 001-33982)).+

10.70

Form of Performance-Based Restricted Stock Units Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Michael George (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 6, 2021 (File No. 001-33982).+

10.71

Fifth Amended and Restated Credit Agreement, dated as of October 27, 2021, among QVC, Inc., Zulily, LLC, QVC Global Corporate Holdings, LLC and Cornerstone Brands, Inc., as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to QVC, Inc.’s Current Report on Form 8-K filed on October 28, 2021 (File No. 001-38654)).

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

QURATE RETAIL, INC.

Date: February 25, 2022	By /s/ DAVID RAWLINSON II
David Rawlinson II
Chief Executive Officer and President

Date: February 25, 2022	By /s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board and Director	February 25, 2022
Gregory B. Maffei

/s/David Rawlinson II	Chief Executive Officer, President and Director	February 25, 2022
David Rawlinson II

/s/Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	February 25, 2022
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/Richard N. Barton	Director	February 25, 2022
Richard N. Barton

/s/John C. Malone	Director	February 25, 2022
John C. Malone

/s/M. Ian G. Gilchrist	Director	February 25, 2022
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 25, 2022
Evan D. Malone

/s/Larry E. Romrell	Director	February 25, 2022
Larry E. Romrell

/s/ Andrea L. Wong	Director	February 25, 2022
Andrea L. Wong

/s/Mark C. Vadon	Director	February 25, 2022
Mark C. Vadon

/s/Fiona P. Dias	Director	February 25, 2022
Fiona P. Dias