Form 10-Q
period 2022-03-31
Qurate Retail, Inc.
filed 2022-05-06
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of April 30, 2022 was:

Series A common stock	373,636,068
Series B common stock	8,373,512

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2022	2021

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$608	587
Trade and other receivables, net of allowance for credit losses of $102 million and $107 million, respectively	1,307	1,679
Inventory, net	1,772	1,623
Indemnification agreement receivable	239	324
Other current assets	243	235
Total current assets	4,169	4,448
Property and equipment, net	1,028	1,077
Intangible assets not subject to amortization (note 5):
Goodwill	6,312	6,339
Trademarks	3,038	3,038
	9,350	9,377
Intangible assets subject to amortization, net (note 5)	698	745
Other assets, at cost, net of accumulated amortization	563	602
Total assets	$15,808	16,249

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2022	2021

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$1,212	1,429
Accrued liabilities	985	1,236
Current portion of debt, $1,151 million and $1,315 million measured at fair value (note 6)	1,901	1,315
Other current liabilities	212	244
Total current liabilities	4,310	4,224
Long-term debt (note 6)	5,191	5,674
Deferred income tax liabilities	1,390	1,353
Preferred stock (note 7)	1,265	1,261
Other liabilities	645	707
Total liabilities	12,801	13,219
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 373,490,863 shares at March 31, 2022 and 371,132,684 shares at December 31, 2021	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,392,212 shares at March 31, 2022 and 8,163,190 shares at December 31, 2021	—	—
Series C common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Additional paid-in capital	7	—
Accumulated other comprehensive earnings (loss), net of taxes	(104)	(79)
Retained earnings	2,973	2,969
Total stockholders' equity	2,880	2,894
Noncontrolling interests in equity of subsidiaries	127	136
Total equity	3,007	3,030
Commitments and contingencies (note 8)
Total liabilities and equity	$15,808	16,249

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2022	2021

	amounts in millions, except per share amounts
Total revenue, net	$2,883	3,337
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	2,002	2,195
Operating expense	196	206
Selling, general and administrative, including stock-based compensation (note 2)	445	435
Restructuring and fire related costs, net	4	—
Depreciation and amortization	130	128
	2,777	2,964
Operating income (loss)	106	373
Other income (expense):
Interest expense	(117)	(117)
Share of earnings (losses) of affiliates, net	(1)	(32)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	30	41
Other, net	53	13
	(35)	(95)
Earnings (loss) before income taxes	71	278
Income tax (expense) benefit	(58)	(54)
Net earnings (loss)	13	224
Less net earnings (loss) attributable to the noncontrolling interests	12	18
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$1	206

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.00	0.50
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.00	0.49

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Net earnings (loss)	$13	224
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(60)	(73)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	29	(56)
Other comprehensive earnings (loss)	(31)	(129)
Comprehensive earnings (loss)	(18)	95
Less comprehensive earnings (loss) attributable to the noncontrolling interests	6	9
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(24)	86

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$13	224
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	130	128
Stock-based compensation	15	16
Share of (earnings) losses of affiliates, net	1	32
Realized and unrealized (gains) losses on financial instruments, net	(30)	(41)
Deferred income tax expense (benefit)	29	2
Other, net	(25)	6
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	365	382
Decrease (increase) in inventory	(155)	(81)
Decrease (increase) in prepaid expenses and other assets	8	32
(Decrease) increase in trade accounts payable	(211)	(165)
(Decrease) increase in accrued and other liabilities	(319)	(382)
Net cash provided (used) by operating activities	(179)	153
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(7)	(118)
Capital expenditures	(43)	(47)
Expenditures for television distribution rights	(2)	(56)
Cash proceeds from dispositions of investments	12	2
Proceeds from sale of fixed assets	—	40
Other investing activities, net	24	(1)
Net cash provided (used) by investing activities	(16)	(180)
Cash flows from financing activities:
Borrowings of debt	460	265
Repayments of debt	(195)	(194)
Repurchases of Qurate Retail common stock	—	(41)
Withholding taxes on net settlements of stock-based compensation	(7)	(21)
Dividends paid to noncontrolling interest	(14)	(16)
Dividends paid to common shareholders	(10)	(13)
Other financing activities, net	(5)	(3)
Net cash provided (used) by financing activities	229	(23)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(13)	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	21	(67)
Cash, cash equivalents and restricted cash at beginning of period	596	814
Cash, cash equivalents and restricted cash at end of period	$617	747

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2022	2021

	in millions
Cash and cash equivalents	$608	587
Restricted cash included in other current assets	9	9
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$617	596

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$—	4	—	—	(79)	2,969	136	3,030
Net earnings (loss)	—	—	—	—	—	1	12	13
Other comprehensive earnings (loss)	—	—	—	—	(25)	—	(6)	(31)
Stock-based compensation	—	—	—	14	—	—	—	14
Distribution to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Other	—	—	—	—	—	3	—	3
Balance at March 31, 2022	$—	4	—	7	(104)	2,973	127	3,007

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$—	4	—	—	72	3,522	135	3,733
Net earnings (loss)	—	—	—	—	—	206	18	224
Other comprehensive income (loss)	—	—	—	—	(120)	—	(9)	(129)
Stock-based compensation	—	—	—	15	—	—	—	15
Series A Qurate Retail stock repurchases	—	—	—	(41)	—	—	—	(41)
Distribution to noncontrolling interest	—	—	—	—	—	—	(16)	(16)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(21)	—	—	—	(21)
Other	—	—	—	(2)	—	1	—	(1)
Reclassification	—	—	—	49	—	(49)	—	—
Balance at March 31, 2021	$—	4	—	—	(48)	3,680	128	3,764

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Qurate Retail's Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”).

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

Qurate Retail has entered into certain agreements with Liberty Media Corporation ("LMC") (for accounting purposes, a related party of the Company), a separate publicly traded company. These agreements include a reorganization agreement, services agreement and facilities sharing agreement.  As a result of certain corporate transactions, LMC and Qurate Retail may have obligations to each other for certain tax related matters. Neither Qurate Retail nor LMC has any stock ownership, beneficial or otherwise, in the other. In connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”), Qurate Retail and GCI Liberty, Inc. (“GCI Liberty”) entered into a tax sharing agreement. Pursuant to the tax sharing agreement, GCI Liberty agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation). Following a merger between Liberty Broadband Corporation (“Liberty Broadband”) and GCI Liberty, Liberty Broadband (for accounting purposes, a related party of the Company) has assumed the tax sharing agreement.

In December 2019, the Company entered into an amendment to the services agreement in connection with LMC’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s Chairman of the Board (the “Chairman” or “Mr. Maffei”). Under the amended services agreement, components of his compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., and Liberty Broadband (collectively, the “Service Companies”) or reimbursed to LMC, in each case, based on allocations among LMC and the Service Companies set forth in the amended services agreement, currently set at 13% for the Company.

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $3 million and $2 million was reimbursable to LMC for the three months ended March 31, 2022 and 2021, respectively. Qurate Retail had a tax sharing payable to LMC and Liberty Broadband in the amount of approximately $74 million and $96 million as of March 31, 2022 and December 31, 2021, respectively, included in Other liabilities in the condensed consolidated balance sheets.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $15 million and $16 millon of stock-based compensation during the three months ended March 31, 2022 and 2021, respectively.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Qurate Retail – RSUs

The following table presents the number and weighted average GDFV of RSUs granted by the Company during the three months ended March 31, 2022:

	Three months ended
	March 31, 2022
	RSUs Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, subsidiary employees (1)	10,486	$4.91
Series A Qurate Retail common stock, Qurate Retail employees and directors (2)	217	$4.91
Series A Qurate Retail common stock, Qurate Retail President and CEO (3)	596	$4.91
Series B Qurate Retail common stock, Qurate Retail Chairman of the Board (4)	327	$4.95
(1)	Grants mainly vest equally over three years.
(2)	Grants mainly vest one year from the month of grant, subject to the satisfaction of certain performance objectives.
(3)	Grant vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Grant was made in connection with the employment agreement of our President and Chief Executive Officer.
(4)	Grant vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Grant was made in connection with our Chairman’s employment agreement.

For awards that are performance-based, performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

Pursuant to the terms of the Stock Exchange Agreement, dated as of June 3, 2021, by and between Mr. Maffei and the Company, on March 25, 2022, Mr. Maffei transferred to the Company an aggregate of 229,022 shares of Series A common stock of Qurate Retail (“QRTEA”) received by Mr. Maffei upon vesting of the performance-based restricted stock unit award granted to Mr. Maffei on March 10, 2021 and in exchange, the Company issued to Mr. Maffei an equivalent number of shares of Series B common stock of Qurate Retail (“QRTEB”). Each share of Qurate Retail’s Series B common stock is convertible, at the option of the holder, into one share of Qurate Retail’s Series A common stock.

Qurate Retail—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of the options to purchase Qurate Retail common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2022	42,110	$9.23
Granted	—	$—
Exercised	(56)	$2.80
Forfeited/Cancelled	(2,936)	$11.16
Options outstanding at March 31, 2022	39,118	$9.10	3.3	years	$18
Options exercisable at March 31, 2022	25,183	$11.19	2.3	years	$6

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2022	2,221	$12.25
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Options outstanding at March 31, 2022	2,221	$12.25	1.5	years	$—
Options exercisable at March 31, 2022	2,221	$12.25	1.5	years	$—

The following table presents the number and weighted average GDFV of RSUs granted to certain officers, employees and directors of the Company.

		Weighted		Weighted
	Series A	Average	Series B	Average
	(000's)	GDFV	(000's)	GDFV
RSUs outstanding at January 1, 2022	12,905	$9.38	—	$—
Granted	11,299	$4.91	327	$4.95
Vested	(3,593)	$9.86	—	$—
Forfeited/Cancelled	(1,154)	$8.82	—	$—
RSUs outstanding at March 31, 2022	19,457	$6.73	327	$4.95

As of March 31, 2022, Qurate Retail also had 1.1 million QRTEB RSAs and 116 thousand Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock RSAs and RSUs outstanding. The QRTEB unvested RSAs had a weighted average GDFV of $13.65 per share, and 95 thousand of the Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock unvested RSUs had an incremental cost of $48.17 per share.

As of March 31, 2022, the total unrecognized compensation cost related to unvested Awards was approximately $152 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.8 years.

As of March 31, 2022, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 39.1 million shares of QRTEA and 2.2 million shares of QRTEB common stock.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Excluded from diluted EPS for the three months ended March 31, 2022 and 2021 are 26 million and 25 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended
	March 31,
	2022	2021

	number of shares in millions
Basic WASO	379	411
Potentially dilutive shares	5	11
Diluted WASO	384	422

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2022			December 31, 2021
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$213	213	—	149	149	—
Indemnification asset	$239	—	239	324	—	324
Debt	$1,151	—	1,151	1,315	—	1,315

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments and derivative instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

The indemnification asset relates to Liberty Broadband’s agreement to indemnify Liberty Interactive LLC (“LI LLC”) and pertains to the ability of holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the “1.75% Exchangeable Debentures”) to exercise their exchange right according to the terms of the debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the condensed consolidated balance sheets as of March 31, 2022 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2).  As of March 31, 2022, a holder of the 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification asset is included as a current asset in our condensed consolidated balance sheet as of that date.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Equity securities	(10)	7
Exchangeable senior debentures	124	46
Indemnification asset	(85)	(52)
Other financial instruments	1	40
	$30	41

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a gain of $34 million and a loss of $68 million for the three months ended March 31, 2022 and 2021, respectively.  The cumulative change was a gain of $182 million as of March 31, 2022, net of the recognition of previously unrecognized gains and losses.

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	Zulily	Other	Total

	amounts in millions
Balance at January 1, 2022	$5,228	855	244	12	6,339
Foreign currency translation adjustments	—	(27)	—	—	(27)
Balance at March 31, 2022	$5,228	828	244	12	6,312

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $82 million for both of the three months ended March 31, 2022 and 2021, respectively. Based on its amortizable intangible assets as of March 31, 2022, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2022	$242
2023	$208
2024	$130
2025	$58
2026	$52

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	March 31, 2022	March 31, 2022	December 31, 2021

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029	396	294	328
3.75% Exchangeable Senior Debentures due 2030	431	312	347
1.75% Exchangeable Senior Debentures due 2046	332	545	640
Subsidiary level notes and facilities
QVC 4.375% Senior Secured Notes due 2023	750	750	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 4.75% Senior Secured Notes due 2027	575	575	575
QVC 4.375% Senior Secured Notes due 2028	500	500	500
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Senior Secured Credit Facility	747	747	481
Deferred loan costs	—	(43)	(44)
Total consolidated Qurate Retail debt	$7,148	7,092	6,989
Less current classification		(1,901)	(1,315)
Total long-term debt		$5,191	5,674

QVC Senior Secured Notes

As of March 31, 2022, the 4.375% Senior Secured Notes due 2023 are classified within current portion of debt as they mature in less than one year.

QVC Senior Secured Credit Facility

On October 27, 2021, QVC amended and restated its latest credit agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement”) and refinanced QVC’s existing bank credit facility by entering into a fifth amended and restated agreement with QVC, Zulily, Cornerstone, and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (QVC, Zulily, Cornerstone and QVC Global, collectively, the “Borrowers”), JPMorgan Chase Bank, N.A., as administrative agent, and the other parties named therein.

The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility (the “New Credit Facility”), with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder.   The New Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Fifth Amended and Restated Credit Agreement bear interest at either the alternate base rate (such rate, the “ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (such rate, the “Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, Cornerstone, QVC Global or any other borrower under the New Credit Facility (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the New Credit Facility may be reborrowed.

The loans under the New Credit Facility are scheduled to mature on October 27, 2026. Payment of the loans may be accelerated following certain customary events of default.

The payment and performance of the Borrowers’ obligations under the Fifth Amended and Restated Credit Agreement are guaranteed by each of QVC’s, QVC Global’s, Zulily’s and Cornerstone’s Material Domestic Subsidiaries (as defined in the Fifth Amended and Restated Credit Agreement), if any, and certain other subsidiaries of any Borrower that such Borrower has chosen to provide guarantees. Further, the borrowings under the Fifth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The borrowings under the Fifth Amended and Restated Credit Agreement are also secured by a pledge of all of Zulily’s and Cornerstone’s equity interests.

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

Availability under the Fifth Amended and Restated Credit Agreement at March 31, 2022 was $2,481 million. The interest rate on the Fifth Amended and Restated Credit Agreement was 1.8% at March 31, 2022.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of March 31, 2022 the Company’s exchangeable debentures have been classified as current because the Company does not own shares to exchange the debentures or they are currently exchangeable. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event. Although we do not own shares underlying certain of the exchangeable senior debentures, the Company has entered into certain derivative transactions in order to hedge against upward price fluctuations on certain shares.  Such derivative instruments are recognized in the other current assets line item in the condensed consolidated balance sheets, and are marked to fair value each reporting period. The changes in fair value are recognized in the realized and unrealized gains (losses) on financial instruments, net line item in the condensed statement of operations.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at March 31, 2022.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2022 are as follows (amounts in millions):

Senior debentures	$731
QVC senior secured notes	$4,225

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2022.

(7) Preferred Stock

On September 14, 2020, Qurate Retail issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,668,027 shares of Preferred Stock issued and outstanding at March 31, 2022.

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

Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center for the operating segment comprised of QVC U.S. and HSN (“QxH”) and QVC’s primary returns center for hard goods.

QVC maintains property, general liability and business interruption insurance coverage. Based on provisions of QVC's insurance policies, the Company recorded insurance recoveries for certain fire related costs for which recovery was deemed probable. During the year ended December 31, 2021, QVC recorded $229 million of fire related costs for which recovery was deemed probable and received $100 million of insurance proceeds. During the three months ended March 31, 2022, QVC incurred an additional $2 million in other fire related costs, net that will not be reimbursed by QVC’s insurance policies and $14 million of other fire related costs for which recovery was deemed probable based on QVC's insurance policies. As a result, the insurance receivable balance was $143 million as of March 31, 2022 and was recorded in other receivables, which is included in Trade and other receivables, net in the condensed consolidated balance sheet.

QVC is still in the process of assessing the extent of damage to property and recoverability of inventory and submitting relevant insurance claims. During the three months ended March 31, 2022, QVC recorded an $80 million write-

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

down related to Rocky Mount inventory which was included in cost of goods sold. Due to the circumstances surrounding the write-down of inventory, this write-down has been excluded from Adjusted OIBDA (as defined in note 9). These write-downs are expected to be submitted as part of QVC’s business interruption insurance claim; however, there can be no guarantee they will be recovered. QVC expects to continue to record additional costs and recoveries until the property damage and inventory recoverability assessment is completed and the insurance claim is fully settled.

Zulily Restructuring

In the first quarter of 2022, Zulily began to execute a series of transformation initiatives, beginning with the announcement of the closure of its fulfillment center in Bethlehem, Pennsylvania. These initiatives are consistent with Zulily’s strategy to operate more efficiently as it implements its turnaround plan, and Zulily expects to incur additional expenses related to these transformation initiatives in future periods. Zulily recorded $2 million of restructuring charges during the three months ended March 31, 2022, principally related to its regional office space strategy and expenses associated with the Pennsylvania facility closure.

(

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

The Qurate Retail chief operating decision maker primarily evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and Adjusted OIBDA. In addition, Qurate Retail reviews nonfinancial measures such as unique website visitors, number of units shipped, conversion rates and active customers, as appropriate.

For the three months ended March 31, 2022, Qurate Retail has identified the following operating segments as its reportable segments:

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

Qurate Retail's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The accounting policies of the segments are the same as those described in the Company's Summary of Significant Accounting Policies in the 2021 10-K.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	March 31, 2022
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$649	273	61	246	1,229
Apparel	296	117	94	51	558
Beauty	261	145	11	—	417
Accessories	202	55	49	—	306
Electronics	147	26	2	—	175
Jewelry	87	52	9	—	148
Other revenue	42	2	6	—	50
Total Revenue	$1,684	670	232	297	2,883

	Three months ended
	March 31, 2021
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$775	324	123	206	1,428
Apparel	290	126	135	44	595
Beauty	286	164	19	—	469
Accessories	238	66	75	—	379
Electronics	201	33	4	—	238
Jewelry	98	60	14	—	172
Other revenue	48	1	7	—	56
Total Revenue	$1,936	774	377	250	3,337

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For segment reporting purposes, Qurate Retail defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses excluding stock-based compensation and, where applicable, separately identified items impacting comparability. Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, acquisition-related costs and fire related costs, net (including Rocky Mount inventory losses), that are included in the measurement of operating income (loss) pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended March 31,
	2022	2021

	amounts in millions
QxH	$225	349
QVC International	104	143
Zulily	(18)	6
Corporate and other	24	19
Consolidated Qurate Retail	$335	517

Other Information

	March 31, 2022
	Total assets	Capital expenditures

	amounts in millions
QxH	$12,070	30
QVC International	2,126	4
Zulily	635	4
Corporate and other	977	5
Consolidated Qurate Retail	$15,808	43

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Adjusted OIBDA	$335	517
Stock-based compensation	(15)	(16)
Depreciation and amortization	(130)	(128)
Restructuring and fire related costs, net (including Rocky Mount inventory losses, see note 8)	(84)	—
Operating income (loss)	$106	373
Interest expense	(117)	(117)
Share of earnings (loss) of affiliates, net	(1)	(32)
Realized and unrealized gains (losses) on financial instruments, net	30	41
Other, net	53	13
Earnings (loss) before income taxes	$71	278

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business strategies; COVID-19 (as defined below); the impact of the fire at Rocky Mount fulfillment center; revenue growth at QVC, Inc. ("QVC"); our projected sources and uses of cash; the recoverability of our goodwill and other intangible assets; and fluctuations in interest rates and foreign currency exchange rates. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	the impact of the novel coronavirus (“COVID-19”) pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;
●	customer demand for our products and services and our ability to attract new customers and retain existing customers by anticipating customer demand and adapting to changes in demand;
●	competitor responses to our products and services;
●	increased digital TV penetration and the impact on channel positioning of our programs;
●	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance, including availability, terms, deployment of capital and our level of indebtedness;
●	our ability to effectively manage our installment sales plans and revolving credit card programs;
●	the cost and ability of shipping companies, manufacturers, suppliers, digital marketing channels, and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	availability of qualified personnel;
●	the impact of the seasonality of our businesses;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
●	domestic and international economic and business conditions and industry trends, including the impact of inflation and the United Kingdom’s exit from the European Union;
●	changes in the trade policy and trade relations with China;
●	consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
●	system interruption and the lack of integration and redundancy in the systems and infrastructures of our businesses;
●	advertising spending levels;
●	changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and Internet protocol television and their impact on home shopping programming;
●	rapid technological changes;
●	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we operate;
●	natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control;
●	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world; and
●	fluctuations in foreign currency exchange rates.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2021 10-K.

The information herein relates to Qurate Retail, Inc. and its controlled subsidiaries (collectively “Qurate Retail,” the “Company,” “Consolidated Qurate Retail,” “us,” “we” or “our” unless the context otherwise requires).

Overview

We own controlling interests in video and online commerce companies. Our largest businesses and reportable segments are our operating segment comprised of QVC U.S. and HSN (“QxH”) and QVC International. QVC markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries, primarily by means of its televised shopping programs and the Internet through its domestic and international websites and mobile applications. Zulily, LLC (“Zulily”), an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched every day, is a reportable segment.

Our “Corporate and other” category includes our consolidated subsidiary Cornerstone Brands, Inc. (“Cornerstone”), along with various cost and equity method investments.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China and has subsequently spread across the globe causing a global pandemic, impacting all countries where Qurate Retail operates. As a result of the spread of the virus, certain local governmental agencies have imposed travel restrictions, local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy.

In response to these containment measures, QVC has implemented increased cleaning protocols, social distancing measures and temperature screenings for employees who enter into facilities in locations with high levels of community transmission. QVC transitioned most administrative employees to a hybrid work model and certain employees have moved to permanent work from home arrangements which has resulted in the reduction of office space. Due to ongoing staffing issues and labor shortages, QVC has increased wages and offered incentives, resulting in additional costs to the company. As a result of these resource constraints QVC has experienced some delays in shipping at certain fulfillment centers. The inability to control the spread of COVID-19, or the expansion or extension of containment measures, such as stay at home restrictions, could negatively impact QVC’s results in the future.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating. As a result, from the end of the first quarter of 2020 and continuing through the first quarter of 2021, QVC observed an increase in new customers and an increase in demand for certain categories, such as home. Beginning in the second quarter of 2021 through the first quarter of 2022, QVC observed a decline in new customers and a decline in demand for its home product category, while also seeing an increase in demand for its apparel product category.

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to the Company’s financial results, including its capital and liquidity. These include governmental restrictions on QVC’s ability to continue to operate under stay at home restrictions and produce content. These include reduced demand for products we sell; decreases in the disposable income of existing and potential new customers; the impacts of any recession and other uncertainties with respect to the continuity of government stimulus programs implemented in response to COVID-19; increased currency volatility resulting in adverse currency rate fluctuations; higher unemployment; labor shortages; and an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products we sell, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints. While the future impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on our financial results.

Beginning in the second quarter of 2021, QVC saw increased product shortages as a result of high market demand in some product categories such as home and electronics. QVC also experienced escalating shipping disruptions due to challenges in the global supply chain and labor market causing extended lead time on inventory orders. As a result, the delayed receipt of inventory ordered in prior periods impacted QVC’s ability to have the right products at the right time and has contributed to higher inventory levels as of March 31, 2022. These factors also impacted QVC’s ability to offer certain goods and ship orders timely to its customers. In addition, QVC has seen increasing inflationary pressures during the period including higher wages, freight, and merchandise costs. Russia’s invasion of Ukraine, as well as the related international response, is exacerbating inflationary pressures.  If these pressures persist, inflated costs may continue to outpace QVC’s pricing power in the near term.

Early decisions by the Biden Administration confirm continuity of a bipartisan consensus in the U.S. government favoring increased confrontation of China in trade practices and economic matters, national security and human rights. The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair the Company’s ability to meet customer demand and could result in lost sales or an increase in the Company’s cost of merchandise, which would have a material adverse impact on the Company’s businesses and results of operations.

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC U.S., and also served as QVC U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and will not reopen. QVC has made a decision not to rebuild the facility; however, it is still in the process of determining future plans for the property. QVC has taken steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. During the year ended December 31, 2021, QVC recorded $229 million of fire related costs for which recovery was deemed probable and received $100 million of insurance proceeds. During the three months ended March 31, 2022, QVC incurred an additional $2 million in fire related costs, net that will not be reimbursed by QVC’s insurance policies and $14 million of other fire related costs for which recovery was deemed probable based on QVC's insurance policies. While there can be no assurance, based on the provisions of QVC’s insurance policies and discussions with insurance carriers, QVC determined that recovery of certain fire related costs is probable, and recorded an insurance receivable. The insurance receivable balance was $143 million as of March 31, 2022, net of $100 million of insurance proceeds received in advance.

QVC is still in the process of assessing the extent of damage to property and recoverability of inventory and submitting relevant insurance claims. During the three months ended March 31, 2022, QVC recorded an $80 million write-down related to Rocky Mount inventory which was included in cost of goods sold. Due to the circumstances surrounding the write-down of the inventory, this write-down has been excluded from Adjusted OIBDA (as defined below). These write-downs are expected to be submitted as part of QVC’s business interruption insurance claim; however, there can be no guarantee they will be recovered. QVC expects to continue to record additional costs and recoveries until the property damage and inventory recoverability assessment is completed and the insurance claim is fully settled. While QVC has taken steps to minimize the overall impact to the business, it experienced increased warehouse and logistics costs during the three months ended March 31, 2022 and anticipates these increased warehouse and logistics costs to continue during 2022.

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

Operating Results

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Revenue
QxH	$1,684	1,936
QVC International	670	774
Zulily	232	377
Corporate and other	297	250
Consolidated Qurate Retail	$2,883	3,337

Operating Income (Loss)
QxH	$42	257
QVC International	88	124
Zulily	(38)	(18)
Corporate and other	14	10
Consolidated Qurate Retail	$106	373

Adjusted OIBDA
QxH	$225	349
QVC International	104	143
Zulily	(18)	6
Corporate and other	24	19
Consolidated Qurate Retail	$335	517

Revenue.    Consolidated Qurate Retail revenue decreased 13.6% or $454 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year.  The decrease in the three months ended March 31, 2022 was due to decreased revenue at QxH of $252 million, decreased revenue at Zulily of $145 million and decreased revenue at QVC International of $104 million, partially offset by increased revenue in the Corporate and other segment of $47 million, compared to the same period in the prior year. The increase in Corporate and other revenue was due to an increase in revenue at Cornerstone due to strong customer demand in the home category. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $15 million and $16 million of stock-based compensation for the three months ended March 31, 2022 and 2021, respectively. The decrease of $1 million for the three months ended March 31, 2022 was primarily due to decreases at QxH and Zulily. As of March 31, 2022, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $152 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.8 years.

Operating income.    Our consolidated operating income decreased $267 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The decrease in operating results for the three months ended March 31, 2022 was primarily due to a decrease in operating income at QxH of $215 million, a decrease in operating income at QVC International of $36 million, and a decrease in operating income at Zulily of $20 million, partially offset by an increase in operating income at the Corporate and other segment of $4 million, compared to the corresponding period in the prior year.  Operating income in the Corporate and other segment increased for the three months ended March 31, 2022, as compared to the corresponding period in the prior year, primarily related to strong revenue growth and product margin expansion partially offset by supply chain costs at Cornerstone, and a decrease in corporate expenses. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Adjusted OIBDA.    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, acquisition-related costs and fire related costs, net (including Rocky Mount inventory losses). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance.  Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.  The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Operating income (loss)	$106	373
Depreciation and amortization	130	128
Stock-based compensation	15	16
Restructuring and fire related costs, net (including Rocky Mount inventory losses)	84	—
Adjusted OIBDA	$335	517

Consolidated Adjusted OIBDA decreased 35.2% or $182 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year.  The decrease in Adjusted OIBDA for the three months ended March 31, 2022 was primarily due to a decrease at QxH of $124 million, a decrease at QVC International of $39 million, and a decrease at Zulily of $24 million, partially offset by an increase at Corporate and other of $5 million, compared to the corresponding period in the prior year.  The change in the Corporate and other segment for the three months ended March 31, 2022 was primarily due to strong revenue growth and product margin expansion partially offset by supply chain costs at Cornerstone, and a decrease in corporate expenses. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2022	2021

	amounts in millions

Interest expense	$(117)	(117)
Share of earnings (losses) of affiliates	(1)	(32)
Realized and unrealized gains (losses) on financial instruments, net	30	41
Other, net	53	13
Other income (expense)	$(35)	(95)

Interest expense.    Interest expense remained flat for the three months ended March 31, 2022, as compared to the corresponding period in the prior year.

Share of earnings (losses) of affiliates.   Share of losses of affiliates decreased $31 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year.  The losses decreased during the three months ended March 31, 2022 due to the sale and wind down of the Company’s alternative energy entities as the federal tax credits expire.  Historically, the alternative energy entities typically operated at a loss, and the Company recorded its share of such losses, but had favorable tax attributes and credits, which were recorded in the Company’s tax accounts.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Equity securities	(10)	7
Exchangeable senior debentures	124	46
Indemnification asset	(85)	(52)
Other financial instruments	1	40
	$30	41

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The decrease in realized and unrealized gains for the three months ended March 31, 2022, compared to the corresponding period in the prior year, was primarily driven by a decrease in unrealized gains related to derivative instruments, a decrease in unrealized gains on the indemnification asset (described in note 4 of the accompanying condensed consolidated financial statements) and increased unrealized losses related to several of the Company’s equity securities, partially offset by an increase in unrealized gains on the exchangeable senior debentures driven by more growth in stock prices of the securities underlying the debentures than the prior year.

Other, net. Other, net income increased $40 million for the three months ended March 31, 2022, compared to the corresponding period in the prior year. The increase was primarily the result of the sale of warrants at QVC, an increase in tax sharing benefit with Liberty Broadband Corporation (“Liberty Broadband”) and an increase in foreign currency exchange gains, compared to the same period in the prior year.

Income taxes. We had income tax expense of $58 million and $54 million for the three months ended March 31, 2022 and 2021, respectively. Income tax expense was higher than the U.S. statutory tax rate of 21% during the three months ended March 31, 2022 due to non-deductible expenses from a decrease in the fair value of the indemnification receivable owed to Qurate from Liberty Broadband, as well as state and foreign income tax expense. Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended March 31, 2021 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by state and foreign income tax expense.

Net earnings. We had net earnings of $13 million and $224 million for the three months ended March 31, 2022 and 2021, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2022, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, debt (including availability under QVC’s bank credit facilities, as discussed in note 6 of the accompanying consolidated financial statements), and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted.  For example, under QVC’s bond indentures, it is able to pay dividends or make other restricted payments if it is not in default on its senior secured notes and its consolidated leverage ratio is no greater than 3.5 to 1.0.  In addition, under QVC’s bank credit facility it is able to pay dividends or make other restricted payments if it is not in default on the bank credit facility and the consolidated leverage ratio of QVC, QVC Global Corporate Holdings, LLC, Zulily and Cornerstone is no greater than 4.0 to 1.0.  Further, under QVC’s bond indentures and the bank credit facility credit agreement, unlimited dividends are permitted to service the debt of Qurate Retail so long as there is no default (i.e., no leverage test is needed).

As of March 31, 2022, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$522
Zulily	4
Corporate and other	82
Total Qurate Retail	$608

Borrowing capacity
amount in millions
QVC Senior Secured Credit Facility	$2,481

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of March 31, 2022, the Company had approximately $233 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the United States. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 84% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and we do not anticipate any significant reductions in that amount in future periods.

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$(179)	153
Net cash provided (used) by investing activities	$(16)	(180)
Net cash provided (used) by financing activities	$229	(23)

During the three months ended March 31, 2022, Qurate Retail's primary sources of cash were net debt borrowings of $265 million and cash proceeds from dispositions of investments of $12 million, partially offset by capital expenditures of $43 million and dividends paid to noncontrolling interests of $14 million.

The projected uses of Qurate Retail cash for the remainder of 2022 are continued capital improvement spending between $228 million and $255 million, debt service payments (including approximately $213 million for interest payments on outstanding debt), repayment of debt, the potential buyback of common stock under the approved share buyback program, payment of dividends to the holders of Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”) and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2022 and 2021, QVC-Japan paid dividends to Mitsui of $14 million and $16 million, respectively.

QVC's operating results were as follows:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Net revenue	$2,354	2,710
Cost of goods sold (excluding depreciation, amortization and Rocky Mount inventory losses shown below)	(1,561)	(1,758)
Operating expenses	(178)	(186)
SG&A expenses (excluding stock-based compensation)	(286)	(274)
Adjusted OIBDA	329	492
Fire related costs, net (including Rocky Mount inventory losses)	(82)	—
Stock-based compensation	(8)	(9)
Depreciation and amortization	(109)	(102)
Operating income	$130	381

Net revenue was generated in the following geographical areas:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
QxH	$1,684	1,936
QVC International	670	774
Consolidated QVC	$2,354	2,710

QVC's consolidated net revenue decreased 13.1% for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The decrease in net revenue is primarily due to a 10.6% decrease in units shipped, $50 million in unfavorable foreign exchange rates and a $29 million decrease in shipping and handling revenue. These declines were partially offset by a $25 million decrease in estimated product returns.

During the three months ended March 31, 2022 and 2021, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended
	March 31, 2022
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(13.0)%	—%	(13.0)%
QVC International	(13.4)%	(6.4)%	(7.0)%

The decrease in QxH net revenue for the three months ended March 31, 2022 was primarily due to a 12.4% decrease in units shipped and a $23 million decrease in shipping and handling revenue, which was partially offset by a $19 million decrease in estimated product returns. For the three months ended March 31, 2022, QxH experienced shipped sales growth in apparel with declines in all other categories. The decrease in estimated product returns was driven by lower sales volume, partially offset by a shift in product mix to higher return rate categories.

QVC International net revenue decline in constant currency for the three months ended March 31, 2022 was primarily due to a 6.4% decrease in units shipped across all markets except Japan and a $5 million decrease in shipping and handling revenue. These declines were partially offset by a $7 million decrease in estimated product returns and a slight increase in ASP. For the three months ended March 31, 2022, QVC International experienced shipped sales decline in constant currency across all product categories except apparel.

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

QVC's cost of goods sold as a percentage of net revenue was 66.3% for the three months ended March 31, 2022, compared to 64.9% for the three months ended March 31, 2021. The increase in cost of goods sold as a percentage of revenue for the three months ended March 31, 2022 is primarily due to higher fulfillment costs across the business driven by increased freight and warehousing costs. Higher fulfillment costs at QxH were also impacted by strains on QVC’s fulfillment network due to the loss of the Rocky Mount fulfillment center and higher wages, partially offset by efficiencies from fulfillment centers closed in the prior year. The increase in cost of goods sold was also impacted by increased inventory obsolescence primarily at QxH due to higher levels of inventory partially offset by lower obsolescence at QVC International. These increases were partially offset by higher product margin at QxH driven by a mix shift into apparel and targeted pricing actions.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $8 million for the three months ended March 31, 2022, as compared to the same period in the prior year.  The decrease is primarily due to a $4 million decrease in commissions across the business, and a $4 million decrease due to favorable exchange rates. The decrease in commissions is primarily due to lower sales volume.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $12 million for the three months ended March 31, 2022, as compared to the same period in the prior year, and as a percentage of net revenue, increased from 10.1% to 12.1% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.  For the three months ended March 31, 2022, the increase was primarily due to a $10 million increase in estimated credit losses primarily at QxH, a $4 million increase in personnel costs primarily at QxH and a $2 million increase in IT expenses. These increases were partially offset by $6 million in favorable exchange rates. The increase to estimated credit losses was due to lower expected collections in the current year compared to favorable adjustments recognized in the prior year based on actual collections experience.

QVC recorded $82 million of fire related costs, net (including Rocky Mount inventory losses) for the three months ended March 31, 2022 primarily due to a write-down on Rocky Mount inventory. Fire related costs, net includes expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in cost of goods sold. These indirect expenses will be submitted as part of QVC’s insurance claim; however, there can be no guarantee they will be recovered.

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $8 million of stock-based compensation expense for the three months ended March 31, 2022, and $9 million for the three months ended March 31, 2022.

Depreciation and amortization increased $7 million for the three months ended March 31, 2022, and included $16 million of acquisition related amortization for both of the three months ended March 31, 2022 and 2021. The increase was primarily related to software amortization associated with QVC’s new enterprise resource planning system and increased channel placement amortization and related expenses, partially offset by a decrease in depreciation due to assets disposed of related to the Rocky Mount fulfillment center fire.

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

Zulily's stand-alone operating results for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Net revenue	$232	377
Costs of goods sold	(178)	(288)
Operating expenses	(7)	(10)
SG&A expenses (excluding stock-based compensation)	(65)	(73)
Adjusted OIBDA	(18)	6
Restructuring charges	(2)	—
Stock-based compensation	(3)	(4)
Depreciation and amortization	(15)	(20)
Operating income (loss)	$(38)	(18)

Zulily's consolidated net revenue decreased 38.5% for the three months ended March 31, 2022, respectively, as compared to the corresponding period in the prior year. The decrease in net revenue for the three months ended March 31, 2022 was the result of a 45.6% decline in total units shipped offset by a 12.4% increase in ASP. The decline in shipped units resulted from a 30% decline in active customers due to a reduction in total marketing spend and product scarcity.

Zulily's cost of goods sold as a percentage of net revenue was 76.7% and 76.4% for the three months ended March 31, 2022 and 2021, respectively.  For the three months ended March 31, 2022, the increase was primarily due to unfavorable fixed costs and fulfillment costs driven mostly by sales deleverage, partially offset by favorable product margin.

Operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three months ended March 31, 2022, operating expenses decreased compared to the corresponding period in the prior year due to decreased sales volumes.

Zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended March 31, 2022, as a percentage of net revenue, these expenses increased from 19.4% to 28.0%. The increase was primarily attributable to sales deleverage partially offset by reduced marketing spend.

Zulily recorded $2 million of restructuring charges during the three months ended March 31, 2022 principally related to its regional office space strategy and expenses associated with its Pennsylvania facility closure.

Zulily’s total depreciation and amortization expense decreased by $5 million for the three months ended March 31, 2022, as compared to the corresponding period in the prior year primarily due to amortization of Zulily’s customer relationship asset reaching the end of its useful life on December, 31, 2021, partially offset by accelerated depreciation resulting from its Pennsylvania facility closure.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2022, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QxH and QVC International	$402	1.8%	$4,575	5.0%
Zulily	$200	1.8%	$—	—%
Corporate and other	$20	1.8%	$1,951	5.3%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2022 would have been impacted by approximately $1 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

There were no repurchases of QRTEA or QRTEB during the three months ended March 31, 2022 under the Company’s share repurchase program.

During the three months ended March 31, 2022, no shares of QRTEA, QRTEB or Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units, and options.

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

QURATE RETAIL, INC.
Date: May 6, 2022	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer
Date: May 6, 2022	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3