Form 10-Q
period 2022-06-30
Qurate Retail, Inc.
filed 2022-08-05
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of July 31, 2022 was:

Series A common stock	373,732,994
Series B common stock	8,373,512

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2022	2021

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$561	587
Trade and other receivables, net of allowance for credit losses of $109 million and $107 million, respectively	1,142	1,679
Inventory, net	1,737	1,623
Indemnification agreement receivable	175	324
Other current assets	226	235
Total current assets	3,841	4,448
Property and equipment, net	813	1,030
Intangible assets not subject to amortization (note 5):
Goodwill	6,250	6,339
Trademarks	3,038	3,038
	9,288	9,377
Intangible assets subject to amortization, net (note 5)	666	745
Other assets, at cost, net of accumulated amortization	621	602
Total assets	$15,229	16,202

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2022	2021

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$1,043	1,429
Accrued liabilities	1,020	1,236
Current portion of debt, $895 million and $1,315 million measured at fair value (note 6)	1,109	1,315
Other current liabilities	202	244
Total current liabilities	3,374	4,224
Long-term debt (note 6)	5,360	5,674
Deferred income tax liabilities	1,457	1,350
Preferred stock (note 7)	1,265	1,261
Other liabilities	582	707
Total liabilities	12,038	13,216
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 373,731,326 shares at June 30, 2022 and 371,132,684 shares at December 31, 2021	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,373,512 shares at June 30, 2022 and 8,163,190 shares at December 31, 2021	—	—
Series C common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Additional paid-in capital	23	—
Accumulated other comprehensive earnings (loss), net of taxes	(89)	(79)
Retained earnings	3,134	2,925
Total stockholders' equity	3,072	2,850
Noncontrolling interests in equity of subsidiaries	119	136
Total equity	3,191	2,986
Commitments and contingencies (note 8)
Total liabilities and equity	$15,229	16,202

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions, except per share amounts
Total revenue, net	$2,953	3,504	5,836	6,841
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	1,978	2,240	3,980	4,435
Operating expense	198	217	394	423
Selling, general and administrative, including stock-based compensation (note 2)	461	485	906	920
Restructuring and fire related costs, net	7	—	11	—
Depreciation and amortization	134	129	264	257
(Gain) loss on sale of fixed assets, net (note 8)	(243)	—	(243)	—
	2,535	3,071	5,312	6,035
Operating income (loss)	418	433	524	806
Other income (expense):
Interest expense	(119)	(118)	(236)	(235)
Share of earnings (losses) of affiliates, net	—	(22)	(1)	(54)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	7	19	37	60
Other, net	35	(23)	88	(10)
	(77)	(144)	(112)	(239)
Earnings (loss) before income taxes	341	289	412	567
Income tax (expense) benefit	(120)	(39)	(178)	(93)
Net earnings (loss)	221	250	234	474
Less net earnings (loss) attributable to the noncontrolling interests	18	28	30	46
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$203	222	204	428

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.53	0.54	0.54	1.04
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.53	0.52	0.53	1.01

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Net earnings (loss)	$221	250	234	474
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(143)	9	(203)	(64)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	145	19	174	(37)
Other comprehensive earnings (loss)	2	28	(29)	(101)
Comprehensive earnings (loss)	223	278	205	373
Less comprehensive earnings (loss) attributable to the noncontrolling interests	5	28	11	37
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$218	250	194	336

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2022	2021

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$234	474
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	264	257
Stock-based compensation	31	35
Share of (earnings) losses of affiliates, net	1	54
Realized and unrealized (gains) losses on financial instruments, net	(37)	(60)
(Gain) loss on sale of fixed assets, net	(243)	—
Deferred income tax expense (benefit)	56	(10)
Other, net	(5)	7
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	420	429
Decrease (increase) in inventory	(139)	(133)
Decrease (increase) in prepaid expenses and other assets	41	64
(Decrease) increase in trade accounts payable	(364)	(136)
(Decrease) increase in accrued and other liabilities	(317)	(279)
Net cash provided (used) by operating activities	(58)	702
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(7)	(139)
Capital expenditures	(101)	(110)
Expenditures for television distribution rights	(15)	(170)
Cash proceeds from dispositions of investments	12	2
Proceeds from sale of fixed assets	256	40
Insurance proceeds	70	—
Other investing activities, net	22	(2)
Net cash provided (used) by investing activities	237	(379)
Cash flows from financing activities:
Borrowings of debt	1,355	302
Repayments of debt	(1,466)	(230)
Repurchases of Qurate Retail common stock	—	(105)
Withholding taxes on net settlements of stock-based compensation	(8)	(24)
Derivative payments to counterparties	—	(81)
Derivative proceeds from counterparties	—	24
Dividends paid to noncontrolling interest	(27)	(31)
Dividends paid to common shareholders	(10)	(13)
Other financing activities, net	(10)	(6)
Net cash provided (used) by financing activities	(166)	(164)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(39)	(15)
Net increase (decrease) in cash, cash equivalents and restricted cash	(26)	144
Cash, cash equivalents and restricted cash at beginning of period	596	814
Cash, cash equivalents and restricted cash at end of period	$570	958

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2022	2021

	in millions
Cash and cash equivalents	$561	587
Restricted cash included in other current assets	9	9
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$570	596

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$—	4	—	—	(79)	2,925	136	2,986
Net earnings (loss)	—	—	—	—	—	204	30	234
Other comprehensive earnings (loss)	—	—	—	—	(10)	—	(19)	(29)
Stock-based compensation	—	—	—	30	—	—	—	30
Distribution to noncontrolling interest	—	—	—	—	—	—	(28)	(28)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(8)	—	—	—	(8)
Other	—	—	—	1	—	5	—	6
Balance at June 30, 2022	$—	4	—	23	(89)	3,134	119	3,191

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at March 31, 2022	$—	4	—	7	(104)	2,929	127	2,963
Net earnings (loss)	—	—	—	—	—	203	18	221
Other comprehensive earnings (loss)	—	—	—	—	15	—	(13)	2
Stock-based compensation	—	—	—	16	—	—	—	16
Distribution to noncontrolling interest	—	—	—	—	—	—	(13)	(13)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Other	—	—	—	1	—	2	—	3
Balance at June 30, 2022	$—	4	—	23	(89)	3,134	119	3,191

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$—	4	—	—	72	3,478	135	3,689
Net earnings (loss)	—	—	—	—	—	428	46	474
Other comprehensive income (loss)	—	—	—	—	(92)	—	(9)	(101)
Stock-based compensation	—	—	—	33	—	—	—	33
Series A Qurate Retail stock repurchases	—	—	—	(105)	—	—	—	(105)
Distribution to noncontrolling interest	—	—	—	—	—	—	(31)	(31)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(24)	—	—	—	(24)
Other	—	—	—	(70)	—	3	—	(67)
Reclassification	—	—	—	166	—	(166)	—	—
Balance at June 30, 2021	$—	4	—	—	(20)	3,743	141	3,868

	Stockholders' Equity
		Common stock					Accumulated
		Qurate		Additional	other		Noncontrolling
	Preferred	Retail		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at March 31, 2021	$—	4	—	—	(48)	3,636	128	3,720
Net earnings (loss)	—	—	—	—	—	222	28	250
Other comprehensive income (loss)	—	—	—	—	28	—	—	28
Stock-based compensation	—	—	—	18	—	—	—	18
Series A Qurate Retail stock repurchases	—	—	—	(64)	—	—	—	(64)
Distribution to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3)	—	—	—	(3)
Other	—	—	—	(68)	—	2	—	(66)
Reclassification	—	—	—	117	—	(117)	—	—
Balance at June 30, 2021	$—	4	—	—	(20)	3,743	141	3,868

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

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $2 million and $3 million was reimbursable to LMC for the three months ended June 30, 2022 and 2021, respectively, and $5 million and $6 million was reimbursable to LMC for the six months ended June 30, 2022 and 2021, respectively. Qurate Retail had a tax sharing payable to LMC and Liberty Broadband in the amount of approximately $55 million and $96 million as of June 30, 2022 and December 31, 2021, respectively, included in Other liabilities in the condensed consolidated balance sheets.

Revision of Prior Period Financial Information

The Company has revised its condensed consolidated financial statements and related notes included herein to correct immaterial errors in depreciation expense reported in periods prior to 2021, along with deferred tax adjustments. Revisions have been reflected in the comparative 2021 financial statements to reduce property and equipment, net by $47 million, reduce deferred income tax liabilities by $3 million and reduce retained earnings by $44 million, including the opening balance as of January 1, 2021.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $16 million and $19 millon of stock-based compensation during the three months ended June 30, 2022 and 2021, respectively, and $31 million and $35 million of stock-based compensation during the six months ended June 30, 2022 and 2021, respectively.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Qurate Retail – RSUs

The following table presents the number and weighted average GDFV of RSUs granted by the Company during the six months ended June 30, 2022:

	Six months ended
	June 30, 2022
	RSUs Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, subsidiary employees (1)	11,023	$4.83
Series A Qurate Retail common stock, Qurate Retail employees and directors (2)	217	$4.91
Series A Qurate Retail common stock, Qurate Retail President and CEO (3)	596	$4.91
Series B Qurate Retail common stock, Qurate Retail Chairman of the Board (4)	327	$4.95
(1)	Grants mainly vest equally over three years.
(2)	Grants mainly vest one year from the month of grant, subject to the satisfaction of certain performance objectives.
(3)	Grant vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Grant was made in connection with the employment agreement of our President and Chief Executive Officer.
(4)	Grant vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Grant was made in connection with our Chairman’s employment agreement.

For awards that are performance-based, performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

Pursuant to the terms of the Stock Exchange Agreement, dated as of June 3, 2021, by and between Mr. Maffei and the Company, on March 25, 2022, Mr. Maffei transferred to the Company an aggregate of 229,022 shares of Series A common stock of Qurate Retail (“QRTEA”) received by Mr. Maffei upon vesting of the performance-based restricted stock unit award granted to Mr. Maffei on March 10, 2021 and in exchange, the Company issued to Mr. Maffei an equivalent number of shares of Series B common stock of Qurate Retail (“QRTEB”). Each share of QRTEB stock is convertible, at the option of the holder, into one share of QRTEA.

Qurate Retail—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of the options to purchase Qurate Retail common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2022	42,110	$9.23
Granted	—	$—
Exercised	(343)	$2.27
Forfeited/Cancelled	(4,176)	$11.25
Options outstanding at June 30, 2022	37,591	$9.07	3.1	years	$4
Options exercisable at June 30, 2022	23,795	$11.24	2.1	years	$1

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2022	2,221	$12.25
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Options outstanding at June 30, 2022	2,221	$12.25	1.3	years	$—
Options exercisable at June 30, 2022	2,221	$12.25	1.3	years	$—

The following table presents the number and weighted average GDFV of RSUs granted to certain officers, employees and directors of the Company.

		Weighted		Weighted
	Series A	Average	Series B	Average
	(000's)	GDFV	(000's)	GDFV
RSUs outstanding at January 1, 2022	12,905	$9.38	—	$—
Granted	11,836	$4.83	327	$4.95
Vested	(3,734)	$9.94	—	$—
Forfeited/Cancelled	(2,380)	$7.75	—	$—
RSUs outstanding at June 30, 2022	18,627	$6.59	327	$4.95

As of June 30, 2022, Qurate Retail also had 1.1 million QRTEB RSAs and 104 thousand Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock RSAs and RSUs outstanding. The QRTEB unvested RSAs had a weighted average GDFV of $13.65 per share, and 87 thousand of the Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock unvested RSUs had an incremental cost of $49.17 per share.

As of June 30, 2022, the total unrecognized compensation cost related to unvested Awards was approximately $129 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.1 years.

As of June 30, 2022, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 37.6 million shares of QRTEA and 2.2 million shares of QRTEB common stock.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Excluded from diluted EPS for the three months ended June 30, 2022 and 2021 are 35 million and 22 million potential common shares, respectively, because their inclusion would have been antidilutive.  Excluded from diluted EPS for the six months ended June 30, 2022 and 2021 are 30 million and 22 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	number of shares in millions
Basic WASO	381	410	380	410
Potentially dilutive shares	1	13	3	13
Diluted WASO	382	423	383	423

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2022			December 31, 2021
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$191	191	—	149	149	—
Indemnification asset	$175	—	175	324	—	324
Debt	$895	—	895	1,315	—	1,315

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments and derivative instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

The indemnification asset relates to Liberty Broadband’s agreement to indemnify Liberty Interactive LLC (“LI LLC”) and pertains to the ability of holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the “1.75% Exchangeable Debentures”) to exercise their exchange right according to the terms of the debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs.  The indemnification asset recorded in the condensed consolidated balance sheets as of June 30, 2022 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2).  As of June 30, 2022, a holder of the 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification asset is included as a current asset in our condensed consolidated balance sheet as of that date.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Equity securities	5	43	(5)	50
Exchangeable senior debentures	66	(179)	190	(133)
Indemnification asset	(64)	93	(149)	41
Other financial instruments	—	62	1	102
	$7	19	37	60

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a gain of $190 million and a gain of $24 million for the three months ended June 30, 2022 and 2021, respectively, and a gain of $224 million and a loss of $44 million for the six months ended June 30, 2022 and 2021, respectively.  The cumulative change was a gain of $372 million as of June 30, 2022, net of the recognition of previously unrecognized gains and losses.

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	Zulily	Other	Total

	amounts in millions
Balance at January 1, 2022	$5,228	855	244	12	6,339
Foreign currency translation adjustments	—	(89)	—	—	(89)
Balance at June 30, 2022	$5,228	766	244	12	6,250

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $78 million and $85 million for the three months ended June 30, 2022 and 2021, respectively, and $160 million and $167 million for the six months ended June 30, 2022 and 2021, respectively. Based on its amortizable intangible assets as of June 30, 2022, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2022	$175
2023	$227
2024	$144
2025	$61
2026	$50

QVC’s current business trends and global economic conditions are making it a challenge for the business to be able to realize its current long-term forecast. The Company will continue to monitor its current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including Goodwill and Trademarks) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	June 30, 2022	June 30, 2022	December 31, 2021

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029	395	207	328
3.75% Exchangeable Senior Debentures due 2030	431	221	347
1.75% Exchangeable Senior Debentures due 2046	332	467	640
Subsidiary level notes and facilities
QVC 4.375% Senior Secured Notes due 2023	214	214	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 4.75% Senior Secured Notes due 2027	575	575	575
QVC 4.375% Senior Secured Notes due 2028	500	500	500
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Senior Secured Credit Facility	914	914	481
Deferred loan costs	—	(41)	(44)
Total consolidated Qurate Retail debt	$6,778	6,469	6,989
Less current classification		(1,109)	(1,315)
Total long-term debt		$5,360	5,674

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

QVC Senior Secured Notes

In June 2022, QVC completed its purchase of $536 million of the outstanding 4.375% Senior Secured Notes due 2023 (the "2023 Notes") pursuant to a cash tender offer to purchase any and all of its outstanding 2023 Notes (the “Tender Offer”). As a result of the Tender Offer, the Company recorded a loss on extinguishment of debt in the condensed consolidated statements of operations of $6 million for the three and six months ended June 30, 2022. As of June 30, 2022, the remaining outstanding 4.375% Senior Secured Notes due 2023 are classified within current portion of debt as they mature in less than one year.

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

Availability under the Fifth Amended and Restated Credit Agreement at June 30, 2022 was $2,314 million.  The interest rate on the Fifth Amended and Restated Credit Agreement was 3.0% at June 30, 2022.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of June 30, 2022 the Company’s exchangeable debentures have been classified as current because the Company does not own shares to exchange the debentures or they are currently exchangeable. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event. Although we do not own shares underlying certain of the exchangeable senior debentures, the Company has entered into certain derivative transactions in order to hedge against upward price fluctuations on certain shares.  Such derivative instruments are recognized in the other current assets line item in the condensed consolidated balance sheets, and are marked to fair value each reporting period. The changes in fair value are recognized in the realized and unrealized gains (losses) on financial instruments, net line item in the condensed statement of operations.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at June 30, 2022.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2022 are as follows (amounts in millions):

Senior debentures	$529
QVC senior secured notes	$3,115

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at June 30, 2022.

(7) Preferred Stock

On September 14, 2020, Qurate Retail issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,669,780 shares of Preferred Stock issued and outstanding at June 30, 2022.

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

QVC maintains property, general liability and business interruption insurance coverage. Based on provisions of QVC's insurance policies, the Company records estimated insurance recoveries for fire related costs for which recovery is deemed probable.

For the year ended December 31, 2021, QVC recorded $250 million of fire related costs and estimated insurance recoveries of $229 million for which recovery was deemed probable. As of December 31, 2021, the Company received $100 million of insurance proceeds and had an insurance receivable of $129 million which was recorded in Trade and other receivables, net in the condensed consolidated balance sheet.

For the six months ended June 30, 2022, the Company recorded an additional $135 million of fire related costs, including $95 million for the write-down of inventory, and estimated insurance recoveries of $37 million for which recovery was deemed probable. For the six months ended June 30, 2022, the Company received $100 million of insurance proceeds ($30 million of which is recorded in Other, net in the cash flows from operating activities section in the condensed consolidated statement of cash flows) and had an insurance receivable of $66 million which was recorded in Trade and other receivables, net in the condensed consolidated balance sheet.

During the six months ended June 30, 2022, inventory write-downs related to Rocky Mount inventory of $95 million were included in cost of goods sold. Due to the circumstances surrounding the write-downs of inventory, these write-downs have been excluded from Adjusted OIBDA (as defined in note 9). These write-downs are expected to be submitted as part of QVC’s business interruption insurance claim; however, there can be no guarantee they will be recovered. QVC expects to continue to record additional costs and recoveries until the property damage and inventory recoverability assessment is completed and the insurance claim is fully settled.

Zulily Restructuring

In the first quarter of 2022, Zulily began to execute a series of transformation initiatives, beginning with the announcement of the closure of its fulfillment center in Bethlehem, Pennsylvania, and reduction in corporate workforce. These initiatives are consistent with Zulily’s strategy to operate more efficiently as it implements its turnaround plan, and Zulily expects to incur additional expenses related to these transformation initiatives in future periods. Zulily recorded $3 million and $5 million of restructuring charges during the three and six months ended June 30, 2022, respectively, principally related to its regional office space strategy and expenses associated with the Pennsylvania facility closure. Zulily recorded $3 million of restructuring charges during the three and six months ended June 30, 2022 related to its reduction in corporate workforce.

Gain on Sale of Fixed Assets

In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

transaction, and as a result, QVC recognized a $240 million gain on the sale of the distribution center for the three and six months ended June 30, 2022 calculated as the difference between the aggregate consideration received (including cash and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center.  The gain is included in (gain) loss on sale of fixed assets, net in the condensed consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

In July 2022, QVC sold five owned and operated properties located in the U.S. to an independent third party and received net cash proceeds of $443 million. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC will make initial base rent payments of $27 million per year and increasing to $39 million per year. QVC expects to record a gain in the third quarter related to the successful sale leaseback transaction.

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

For the six months ended June 30, 2022, Qurate Retail has identified the following operating segments as its reportable segments:

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	June 30, 2022
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$680	248	53	296	1,277
Apparel	356	117	92	45	610
Beauty	253	145	10	—	408
Accessories	241	58	49	—	348
Electronics	112	25	1	—	138
Jewelry	71	42	8	—	121
Other revenue	41	3	7	—	51
Total Revenue	$1,754	638	220	341	2,953

	Six months ended
	June 30, 2022
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$1,329	521	114	542	2,506
Apparel	652	234	186	96	1,168
Beauty	514	290	21	—	825
Accessories	443	113	98	—	654
Electronics	259	51	3	—	313
Jewelry	158	94	17	—	269
Other revenue	83	5	13	—	101
Total Revenue	$3,438	1,308	452	638	5,836

	Three months ended
	June 30, 2021
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$775	309	120	284	1,488
Apparel	359	127	162	43	691
Beauty	294	193	16	—	503
Accessories	272	71	77	—	420
Electronics	167	32	3	—	202
Jewelry	76	54	12	—	142
Other revenue	46	5	7	—	58
Total Revenue	$1,989	791	397	327	3,504

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

For segment reporting purposes, Qurate Retail defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses excluding stock-based compensation and, where applicable, separately identified items impacting comparability. Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, acquisition-related costs, fire related costs, net (including Rocky Mount inventory losses) and gain (loss) on sale of fixed assets, net, that are included in the measurement of operating income (loss) pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	amounts in millions
QxH	$232	391	457	740
QVC International	95	144	199	287
Zulily	(18)	9	(36)	15
Corporate and other	38	37	62	56
Consolidated Qurate Retail	$347	581	682	1,098

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2022
	Total assets	Capital expenditures

	amounts in millions
QxH	$11,609	71
QVC International	1,990	10
Zulily	592	8
Corporate and other	1,038	12
Consolidated Qurate Retail	$15,229	101

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Adjusted OIBDA	$347	581	682	1,098
Stock-based compensation	(16)	(19)	(31)	(35)
Depreciation and amortization	(134)	(129)	(264)	(257)
Restructuring and fire related costs, net (including Rocky Mount inventory losses, see note 8)	(22)	—	(106)	—
Gain (loss) on sale of fixed assets, net	243	—	243	—
Operating income (loss)	$418	433	524	806
Interest expense	(119)	(118)	(236)	(235)
Share of earnings (loss) of affiliates, net	—	(22)	(1)	(54)
Realized and unrealized gains (losses) on financial instruments, net	7	19	37	60
Other, net	35	(23)	88	(10)
Earnings (loss) before income taxes	$341	289	412	567

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

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating. As a result, from the end of the first quarter of 2020 and continuing through the first quarter of 2021, QVC observed an increase in new customers and an increase in demand for certain categories, such as home. Beginning in the second quarter of 2021 through the second quarter of 2022, QVC observed a decline in new customers and a decline in demand for its home product category, while also seeing an increase in demand for its apparel product category.

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to the Company’s financial results, including its capital and liquidity. These include reduced demand for products we sell; decreases in the disposable income of existing and potential new customers; the impacts of any recession and other uncertainties with respect to government responses to COVID-19; increased currency volatility resulting in adverse currency rate fluctuations; higher unemployment; labor shortages; and an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products we sell, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints. While the future impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on our financial results.

Beginning in the second quarter of 2021, QVC saw increased product shortages as a result of high market demand in some product categories such as home and electronics. QVC also experienced escalating shipping disruptions due to challenges in the global supply chain and labor market causing extended lead time on inventory orders. As a result, the delayed receipt of inventory ordered in prior periods impacted QVC’s ability to have the right products at the right time and has contributed to higher inventory levels as of June 30, 2022. These factors also impacted QVC’s ability to offer certain goods and ship orders timely to its customers. In addition, QVC has seen increasing inflationary pressures during the period including higher wages, freight, and merchandise costs. Russia’s invasion of Ukraine, as well as the related international response, is exacerbating inflationary pressures.  If these pressures persist, inflated costs may continue to outpace QVC’s pricing power in the near term.

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

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC U.S., and also served as QVC U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and will not reopen. QVC has made a decision not to rebuild the facility; however, it is still in the process of determining future plans for the property. QVC has taken steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. Based on the provisions of QVC’s insurance policies and discussions with insurance carriers, QVC determined that recovery of certain fire related costs is probable, and recorded an insurance receivable.  For the year ended December 31, 2021, the Company recorded $250 million of fire related costs and estimated insurance recoveries of $229 million for which recovery was deemed probable. For the six months ended June 30, 2022, the Company recorded $135 million of fire related costs, including $95 million for the write-down of inventory, and estimated insurance recoveries of $37 million for which recovery was deemed probable. The insurance receivable balance was $66 million as of June 30, 2022, net of $200 million of insurance proceeds received in advance, which was recorded in Trade and other receivables, net of allowance for credit losses in the condensed consolidated balance sheet.

During the six months ended June 30, 2022, inventory write-downs related to Rocky Mount of $95 million were included in cost of goods sold. Due to the circumstances surrounding the write-downs of the inventory, these write-downs have been excluded from Adjusted OIBDA (as defined below). These write-downs are expected to be submitted as part of QVC’s business interruption insurance claim; however, there can be no guarantee they will be recovered. QVC expects to continue to record additional costs and recoveries until the property damage and inventory recoverability assessment is completed and the insurance claim is fully settled. While QVC has taken steps to minimize the overall impact to the business, it experienced increased warehouse and logistics costs during the six months ended June 30, 2022 and anticipates these increased warehouse and logistics costs to continue during 2022.

In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company concluded that a successful sale and leaseback transaction had occurred. QVC recognized a $240 million gain on the sale of the distribution center for the three and six months ended June 30, 2022 calculated as the difference between the aggregate consideration received (including cash and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center.  The gain is included in (gain) loss on sale of fixed assets, net in the condensed consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

In July 2022, QVC sold five owned and operated properties located in the U.S. to an independent third party and received net cash proceeds of $443 million. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC will make initial base rent payments of $27 million per year and increasing to $39 million per year. QVC expects to record a gain in the third quarter related to the successful sale leaseback transaction.

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

Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Revenue
QxH	$1,754	1,989	3,438	3,925
QVC International	638	791	1,308	1,565
Zulily	220	397	452	774
Corporate and other	341	327	638	577
Consolidated Qurate Retail	$2,953	3,504	5,836	6,841

Operating Income (Loss)
QxH	$361	295	403	552
QVC International	81	127	169	251
Zulily	(51)	(15)	(89)	(33)
Corporate and other	27	26	41	36
Consolidated Qurate Retail	$418	433	524	806

Adjusted OIBDA
QxH	$232	391	457	740
QVC International	95	144	199	287
Zulily	(18)	9	(36)	15
Corporate and other	38	37	62	56
Consolidated Qurate Retail	$347	581	682	1,098

Revenue.    Consolidated Qurate Retail revenue decreased 15.7% or $551 million and 14.7% or $1,005 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year.  The decrease in the three months ended June 30, 2022 was due to decreased revenue at QxH of $235 million, decreased revenue at Zulily of $177 million and decreased revenue at QVC International of $153 million, partially offset by increased revenue in the Corporate and other segment of $14 million, compared to the same period in the prior year. The increase in Corporate and other revenue was due to an increase in revenue at Cornerstone due to strong customer demand in the home and apparel categories. The decrease in the six months ended June 30, 2022 was due to decreased revenue at QxH of $487 million, decreased revenue at Zulily of $322 million, and decreased revenue at QVC International of $257 million, partially offset by increased revenue in the Corporate and other segment of $61 million, compared to the same period in the prior year. The increase in Corporate and other revenue was due to an increase in revenue at Cornerstone due to increased sales across all major product categories. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $16 million and $19 million of stock-based compensation for the three months ended June 30, 2022 and 2021, respectively, and $31 million and $35 million of stock-based compensation for the six months ended June 30, 2022 and 2021, respectively. The decreases of $3 million and $4 million for the three and six months ended June 30, 2022, respectively, were primarily due to decreases at QxH and Zulily. As of June 30, 2022, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $129 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.1 years.

Operating income.    Our consolidated operating income decreased $15 million and $282 million for the three and six months ended June 30, 2022, as compared to the corresponding periods in the prior year. The decrease in operating results for the three months ended June 30, 2022 was primarily due to a decrease in operating income at QVC International of $46 million and a decrease in operating income at Zulily of $36 million, partially offset by an increase in operating income at QxH of $66 million, and an increase in operating income at the Corporate and other segment of $1 million, compared to the corresponding period in the prior year. The increase in operating income at QxH was primarily the result of the gain on sale of fixed assets, net of $243 million during the three months ended June 30, 2022. Operating income in the Corporate and other segment increased for the three months ended June 30, 2022, as compared to the corresponding period in the prior year, primarily related to fewer expenses at the corporate level, partially offset by a decrease in operating income at Cornerstone due to higher supply chain costs despite revenue growth and product margin expansion.

The decrease in operating results for the six months ended June 30, 2022 was primarily due to a decrease in operating income at QxH of $149 million, a decrease in operating income at QVC International of $82 million, and a decrease in operating income at Zulily of $56 million, partially offset by an increase in operating income at the Corporate and other segment of $5 million, compared to the corresponding period in the prior year. Operating income in the Corporate and other segment increased for the six months ended June 30, 2022, as compared to the corresponding period in the prior year, primarily related to fewer expenses at the corporate level, partially offset by a decrease in operating income at Cornerstone due to higher supply chain costs despite revenue growth and product margin expansion.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Adjusted OIBDA.    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, acquisition-related costs, fire related costs, net (including Rocky Mount inventory losses), and (gain) loss on sale of fixed assets, net. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance.  Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Operating income (loss)	$418	433	524	806
Depreciation and amortization	134	129	264	257
Stock-based compensation	16	19	31	35
Restructuring and fire related costs, net (including Rocky Mount inventory losses)	22	—	106	—
(Gain) on sale of fixed assets, net	(243)	—	(243)	—
Adjusted OIBDA	$347	581	682	1,098

Consolidated Adjusted OIBDA decreased 40.3% or $234 million and 37.9% or $416 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year.  The decrease in Adjusted OIBDA for the three months ended June 30, 2022 was primarily due to a decrease at QxH of $159 million, a decrease at QVC International of $49 million, and a decrease at Zulily of $27 million, partially offset by an increase at Corporate and other of $1 million, compared to the corresponding period in the prior year.  The change in the Corporate and other segment for the three months ended June 30, 2022 was primarily due to fewer expenses at the corporate level, partially offset by a decrease in Adjusted OIBDA at Cornerstone due to higher supply chain costs despite revenue growth and product margin expansion. The decrease in Adjusted OIBDA for the six months ended June 30, 2022 was primarily due to a decrease at QxH of $283 million, a decrease at QVC International of $88 million, and a decrease at Zulily of $51 million, partially offset by an increase at Corporate and other of $6 million, compared to the corresponding period in the prior year.  The change in the Corporate and other segment for the six months ended June 30, 2022 was primarily due to fewer expenses at the corporate level, partially offset by a decrease in Adjusted OIBDA at Cornerstone due to higher supply chain costs despite revenue growth and product margin expansion. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions

Interest expense	$(119)	(118)	(236)	(235)
Share of earnings (losses) of affiliates	—	(22)	(1)	(54)
Realized and unrealized gains (losses) on financial instruments, net	7	19	37	60
Other, net	35	(23)	88	(10)
Other income (expense)	$(77)	(144)	(112)	(239)

Interest expense.    Interest expense remained relatively flat for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year.

Share of earnings (losses) of affiliates.   Share of losses of affiliates decreased $22 million and $53 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year.  The losses decreased during the three and six months ended June 30, 2022 due to the sale and wind down of the Company’s alternative energy entities as the federal tax credits expire.  Historically, the alternative energy entities typically operated at a loss, and the Company recorded its share of such losses, but had favorable tax attributes and credits, which were recorded in the Company’s tax accounts.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Equity securities	5	43	(5)	50
Exchangeable senior debentures	66	(179)	190	(133)
Indemnification asset	(64)	93	(149)	41
Other financial instruments	—	62	1	102
	$7	19	37	60

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The decrease in realized and unrealized gains for the three and six months ended June 30, 2022, compared to the corresponding period in the prior year, was primarily driven by a decrease in unrealized gains on the indemnification asset (described in note 4 of the accompanying condensed consolidated financial statements), a decrease in unrealized gains related to derivative instruments and a decrease in unrealized gains related to several of the Company’s equity securities, partially offset by an increase in unrealized gains on the exchangeable senior debentures driven by declines in stock prices of the securities underlying the debentures compared to the prior year.

Other, net. Other, net income increased $58 million and $98 million for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in the prior year. The increase for the three months ended June 30, 2022, compared to the same period in the prior year, was primarily the result of an increase in tax sharing benefit with Liberty Broadband Corporation (“Liberty Broadband”), and an increase in foreign currency exchange gains, partially offset by a loss on early extinguishment of debt in the current year. The increase for the six months ended June 30, 2022, compared to the same period in the prior year, was primarily the result of an increase in tax sharing benefit with Liberty Broadband, an increase in foreign currency exchange gains, and the sale of warrants at QVC in the current year, partially offset by a loss on early extinguishment of debt in the current year.

Income taxes. We had income tax expense of $120 million and $39 million for the three months ended June 30, 2022 and 2021, respectively, and income tax expense of $178 million and $93 million for the six months ended June 30, 2022 and 2021, respectively. Income tax expense was higher than the U.S. statutory tax rate of 21% during the three months ended June 30, 2022 due to non-deductible expenses from a decrease in the fair value of the indemnification receivable owed to Qurate from Liberty Broadband, as well as state and foreign income tax expense. Income tax expense was lower than the U.S. statutory tax rate of 21% during the three months ended June 30, 2021 due to tax benefits from tax credits generated by our alternative energy investments and from the accrual of non-deductible equity distributions related to the indemnification agreement between Liberty Broadband and Qurate Retail, partially offset by state and foreign income tax expense.  Income tax expense was higher than the U.S. statutory tax rate of 21% during the six months ended June 30, 2022 due to non-deductible expenses from a decrease in the fair value of the indemnification receivable owed to Qurate from Liberty Broadband, as well as state and foreign income tax expense. Income tax expense was lower than the U.S. statutory tax rate of 21% during the six months ended June 30, 2021 due to tax benefits from tax credits generated by our alternative energy investments, partially offset by state and foreign income tax expense.

Net earnings. We had net earnings of $221 million and $250 million for the three months ended June 30, 2022 and 2021, respectively, and net earnings of $234 million and $474 million for the six months ended June 30, 2022 and 2021, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2022, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of June 30, 2022, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$413
Zulily	2
Corporate and other	146
Total Qurate Retail	$561

Borrowing capacity
amount in millions
QVC Senior Secured Credit Facility	$2,314

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of June 30, 2022, the Company had approximately $235 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the United States. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 82% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and although we believe our businesses will generate positive cash flow from operations we anticipate reductions from the historical average during 2022.

	Six months ended
	June 30,
	2022	2021

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$(58)	702
Net cash provided (used) by investing activities	$237	(379)
Net cash provided (used) by financing activities	$(166)	(164)

During the six months ended June 30, 2022, Qurate Retail's primary sources of cash were proceeds from the sale of fixed assets of $256 million and insurance proceeds related to the Rocky Mount fire of $100 million (see note 8 to the accompanying condensed consolidated financial statements), partially offset by net debt repayments of $111 million, capital expenditures of $101 million and dividends paid to noncontrolling interests of $27 million.  The cash proceeds from the sale of fixed assets of $256 million were used to repay amounts outstanding under QVC’s Senior Secured Credit Facility.

The projected uses of Qurate Retail cash for the remainder of 2022 are continued capital improvement spending between $170 million and $197 million, debt service payments (including approximately $176 million for interest payments on outstanding debt), repayment of debt, the potential buyback of common stock under the approved share buyback program, payment of dividends to the holders of Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”) and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

In July 2022, QVC generated cash through a series of sale-leaseback transactions (see note 8 to the accompanying condensed consolidated financial statements), and used this cash to repay amounts outstanding under QVC’s Senior Secured Credit Facility.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2022 and 2021, QVC-Japan paid dividends to Mitsui of $27 million and $31 million, respectively.

QVC's operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Net revenue	$2,392	2,780	4,746	5,490
Cost of goods sold (excluding depreciation, amortization and Rocky Mount inventory losses shown below)	(1,593)	(1,755)	(3,154)	(3,513)
Operating expenses	(179)	(196)	(357)	(382)
SG&A expenses (excluding stock-based compensation)	(293)	(294)	(579)	(568)
Adjusted OIBDA	327	535	656	1,027
Fire related costs, net (including Rocky Mount inventory losses)	(16)	—	(98)	—
Gain (loss) on sale of fixed assets, net	243	—	243	—
Stock-based compensation	(10)	(11)	(18)	(20)
Depreciation and amortization	(102)	(102)	(211)	(204)
Operating income	$442	422	572	803

Net revenue was generated in the following geographical areas:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
QxH	$1,754	1,989	3,438	3,925
QVC International	638	791	1,308	1,565
Consolidated QVC	$2,392	2,780	4,746	5,490

QVC's consolidated net revenue decreased 14.0% and 13.6% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue is primarily due to an 8.3% decrease in units shipped, $93 million in unfavorable foreign exchange rates, a 5.7% decline in average selling price per unit ("ASP") driven by QxH, and a $26 million decrease in shipping and handling revenue. These decreases were partially offset by a $37 million decrease in estimated product returns driven by QxH. The six month decrease in net revenue is primarily due to a 9.4% decrease in units shipped, $143 million in unfavorable foreign exchange rates, a $54 million decrease in shipping and handling revenue, and a 3.8% decline in ASP driven by QxH. These declines were partially offset by a $62 million decrease in estimated product returns primarily driven by QxH.

During the six months ended June 30, 2022 and 2021, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Six months ended
	June 30, 2022			June 30, 2022
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(11.8)%	—%	(11.8)%	(12.4)%	—%	(12.4)%
QVC International	(19.3)%	(11.7)%	(7.6)%	(16.4)%	(9.1)%	(7.3)%

The decrease in QxH net revenue for the three months ended June 30, 2022 was primarily due to a 9.0% decrease in units shipped, a 2.9% decline in ASP, and a $19 million decrease in shipping and handling revenue. These declines were partially offset by a $37 million decrease in estimated product returns. For the three months ended June 30, 2022, QxH experienced shipped sales declines across all categories. For the six months ended June 30, 2022, QxH net revenue decreased due to a 10.6% decrease in units shipped, a 1.4% decline in ASP, and a $42 million decrease in shipping and handling revenue. These declines were partially offset by a $56 million decrease in estimated product returns. For the six months ended June 30, 2022, QxH experienced shipped sales decline in all categories except for apparel. The decrease in estimated product returns for the three and six months ended June 30, 2022 was primarily due to a decrease in sales volume.

QVC International net revenue decline in constant currency for the three months ended June 30, 2022 was primarily due to 6.5% decrease in units shipped across all markets except Japan and a $7 million decrease in shipping and handling revenue. These declines were partially offset by a slight increase in ASP driven by the U.K. For the three months ended June 30, 2022, QVC International experienced shipped sales decline in constant currency across all product categories except apparel. QVC International net revenue decline in constant currency for the six months ended June 30, 2022 was primarily due to a 6.5% decrease in units shipped across all markets except Japan and a $12 million decrease in shipping and handling revenue. These declines were partially offset by a slight increase in ASP driven by the U.K. For the six months ended June 30, 2022, QVC International experienced shipped sales decline in constant currency across all product categories except apparel.

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

QVC's cost of goods sold as a percentage of net revenue was 66.6% and 66.5% for the three and six months ended June 30, 2022, respectively, compared to 63.1% and 64.0% for the three and six months ended June 30, 2021, respectively. The increase in cost of goods sold as a percentage of revenue for the three and six months ended June 30, 2022 is primarily due to higher fulfillment costs across both segments driven by increased freight and warehousing costs. Higher fulfillment costs at QxH were also impacted by strains on our fulfillment network due to the loss of the Rocky Mount fulfillment center and higher wages, partially offset by efficiencies from fulfillment centers closed in the prior year. The increase in cost of goods sold was also impacted by increased inventory obsolescence at QxH due to higher levels of inventory. For the three and six months ended June 30, 2022, QxH experienced product margin favorability that was offset by margin pressure at QVC International.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $17 million and $25 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year.  The three month decrease is primarily due to a $7 million decrease as a result of favorable exchange rates, a $4 million decrease in commissions, primarily at QxH, and a $4 million decrease in credit card fees, primarily at QxH. The six month decrease is primarily due to an $11 million decrease as a result of favorable exchange rates, an $8 million decrease in commissions across both segments and a $5 million decrease in credit card fees, primarily at QxH. The decreases in commissions and credit card fees for the three and six months ended June 30, 2022 are primarily due to lower sales volume.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses decreased $1 million and increased $11 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the prior year, and as a percentage of net revenue, increased from 10.6% to 12.2% and from 10.3% to 12.2% for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021.  For the three months ended June 30, 2022, there was an $18 million decrease in personnel costs across both segments and a $12 million decrease due to favorable exchange rates. These decreases were partially offset by a $14 million increase in credit losses, primarily at QxH, an $8 million increase in consulting expenses primarily at QxH, a $4 million increase in non-income related taxes and a $2 million increase in IT expenses. For the six months ended June 30, 2022, the increase was primarily due to a $25 million increase in credit losses, primarily at QxH, an $8 million increase in consulting expenses primarily at QxH, a $6 million increase in non-income related taxes and a $3 million increase in IT expenses. These increases were partially offset by a $19 million decrease due to favorable exchange rates and a $14 million decrease in personnel costs across both segments. The increase to estimated credit losses for the three and six months ended June 30, 2022 was due to lower expected collections in the current year compared to favorable adjustments recognized in the prior year based on actual collections experience. The decrease in personnel costs for the three and six months ended June 30, 2022 was primarily due to a decrease to our estimated incentive pay across all markets, partially offset by higher wages.

QVC recorded $16 million and $98 million of fire related costs, net (including Rocky Mount inventory losses) for the three and six months ended June 30, 2022, respectively, primarily due to a write-down on Rocky Mount inventory. Fire related costs, net includes expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in cost of goods sold. These indirect expenses will be submitted as part of QVC’s insurance claim; however, there can be no guarantee they will be recovered.

QVC recorded $243 million of gain on sale of fixed assets for the three and six months ended June 30, 2022 primarily related to the sale-leaseback of the Ontario distribution center.

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $10 million and $18 million of stock-based compensation expense for the three and six months ended June 30, 2022, respectively, and $11 million and $20 million for the three and six months ended June 30, 2021, respectively.

Depreciation and amortization remained flat and increased $7 million for the three and six months ended June 30, 2022, respectively, and included $15 million of acquisition related amortization for both of the three months ended June 30, 2022 and 2021, respectively, and $31 million for both of the six months ended June 30, 2022 and 2021, respectively. The increase for the six months ended June 30, 2022 was primarily related to software amortization associated with QVC’s new enterprise resource planning system and increased channel placement amortization and related expenses, partially offset by a decrease in depreciation due to assets disposed of related to the Rocky Mount fulfillment center fire.

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

Zulily's stand-alone operating results for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Net revenue	$220	397	452	774
Costs of goods sold	(170)	(301)	(348)	(589)
Operating expenses	(7)	(10)	(14)	(20)
SG&A expenses (excluding stock-based compensation)	(61)	(77)	(126)	(150)
Adjusted OIBDA	(18)	9	(36)	15
Restructuring charges	(6)	—	(8)	—
Stock-based compensation	(3)	(4)	(6)	(8)
Depreciation and amortization	(24)	(20)	(39)	(40)
Operating income (loss)	$(51)	(15)	(89)	(33)

Zulily's consolidated net revenue decreased 44.6% and 41.6% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease in net revenue for the three and six months ended June 30, 2022 was the result of a 50.6% and 48.2% decline, respectively, in total units shipped offset by a 12.2% increase in ASP. The decline in shipped units resulted from a 38.1% decline in active customers due to a reduction in total marketing spend and product scarcity.

Zulily's cost of goods sold as a percentage of net revenue was 77.3% and 75.8% for the three months ended June 30, 2022 and 2021, respectively, and 77.0% and 76.1% for the six months ended June 30, 2022 and 2021, respectively.  For the three months ended June 30, 2022, the increase was primarily due to unfavorable fixed costs driven mostly by sales deleverage. For the six months ended June 30, 2022, the increase was primarily due to unfavorable fixed costs driven mostly by sales deleverage, partially offset by favorable product margin.

Operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three and six months ended June 30, 2022, operating expenses decreased compared to the corresponding period in the prior year due to decreased sales volumes.

Zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended June 30, 2022, as a percentage of net revenue, these expenses increased from 19.4% to 27.7% and for the six months ended June 30, 2022, as a percentage of net revenue, these expense increased from 19.4% to 27.9%.  For the three and six months ended June 30, 2022, the increase was primarily attributable to sales deleverage and an increase in technology spend partially offset by reduced marketing spend.

Zulily recorded $6 million and $8 million of restructuring charges during the three and six months ended June 30, 2022, respectively, principally related to its regional office space strategy and expenses associated with its Pennsylvania facility closure, coupled with reduction in corporate workforce.

Zulily’s total depreciation and amortization expense increased $4 million and decreased $1 million for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The increase for the three months ended June 30, 2022 was primarily due to accelerated depreciation resulting from its Pennsylvania facility closure, partially offset by amortization of Zulily’s customer relationship asset reaching the end of its useful life on December, 31, 2021. The decrease for the six months ended June 30, 2022 was primarily due to amortization of Zulily’s customer relationship asset reaching the end of its useful life on December, 31, 2021, partially offset by accelerated depreciation resulting from its Pennsylvania facility closure.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2022, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QxH and QVC International	$562	3.0%	$4,039	5.1%
Zulily	$227	3.0%	$—	—%
Corporate and other	$—	—%	$1,950	5.3%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the six months ended June 30, 2022 would have been impacted by approximately $2 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of  June 30, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

There were no repurchases of QRTEA or QRTEB during the three months ended June 30, 2022 under the Company’s share repurchase program.

During the three months ended June 30, 2022, no shares of QRTEA, QRTEB or Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units, and options.

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

QURATE RETAIL, INC.
Date: August 5, 2022	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer
Date: August 5, 2022	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3