Form 10-Q
period 2022-09-30
Qurate Retail, Inc.
filed 2022-11-04
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of October 31, 2022 was:

Series A common stock	373,838,128
Series B common stock	8,373,512

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2022	2021

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$624	587
Trade and other receivables, net of allowance for credit losses of $107 million and $107 million, respectively	1,027	1,679
Inventory, net	1,737	1,623
Indemnification agreement receivable	—	324
Other current assets	189	235
Total current assets	3,577	4,448
Property and equipment, net	594	1,030
Intangible assets not subject to amortization (note 5):
Goodwill	3,430	6,339
Trademarks	2,718	3,038
	6,148	9,377
Intangible assets subject to amortization, net (note 5)	645	745
Other assets, at cost, net of accumulated amortization	832	602
Total assets	$11,796	16,202

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2022	2021

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$977	1,429
Accrued liabilities	940	1,236
Current portion of debt, $389 million and $1,315 million measured at fair value (note 6)	603	1,315
Other current liabilities	214	244
Total current liabilities	2,734	4,224
Long-term debt, $310 million and zero measured at fair value (note 6)	5,303	5,674
Deferred income tax liabilities	1,447	1,350
Preferred stock (note 7)	1,266	1,261
Other liabilities	698	707
Total liabilities	11,448	13,216
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 373,833,469 shares at September 30, 2022 and 371,132,684 shares at December 31, 2021	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,373,512 shares at September 30, 2022 and 8,163,190 shares at December 31, 2021	—	—
Series C common stock, $.01 par value. Authorized 400,000,000 shares; no shares issued	—	—
Additional paid-in capital	38	—
Accumulated other comprehensive earnings (loss), net of taxes	(194)	(79)
Retained earnings	387	2,925
Total stockholders' equity	235	2,850
Noncontrolling interests in equity of subsidiaries	113	136
Total equity	348	2,986
Commitments and contingencies (note 8)
Total liabilities and equity	$11,796	16,202

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions, except per share amounts
Total revenue, net	$2,744	3,144	8,580	9,985
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	1,905	2,069	5,885	6,504
Operating expense	205	204	599	627
Selling, general and administrative, including stock-based compensation (note 2)	464	458	1,370	1,378
Restructuring and fire related costs, net of (recoveries) (note 8)	(134)	—	(123)	—
Depreciation and amortization	107	139	371	396
Impairment of intangible assets (note 5)	3,081	—	3,081	—
(Gains) losses on sales of fixed assets, net (note 8)	(277)	—	(520)	—
	5,351	2,870	10,663	8,905
Operating income (loss)	(2,607)	274	(2,083)	1,080
Other income (expense):
Interest expense	(107)	(121)	(343)	(356)
Share of earnings (losses) of affiliates, net	—	(24)	(1)	(78)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(8)	41	29	101
Tax sharing income (expense) with Liberty Broadband	36	(3)	78	(16)
Other, net	37	3	83	6
	(42)	(104)	(154)	(343)
Earnings (loss) before income taxes	(2,649)	170	(2,237)	737
Income tax (expense) benefit	(87)	(20)	(265)	(113)
Net earnings (loss)	(2,736)	150	(2,502)	624
Less net earnings (loss) attributable to the noncontrolling interests	11	23	41	69
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(2,747)	127	(2,543)	555

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$(7.21)	0.31	(6.69)	1.36
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$(7.21)	0.31	(6.69)	1.32

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Net earnings (loss)	$(2,736)	150	(2,502)	624
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(127)	(28)	(330)	(92)
Recognition of previously unrealized losses (gains) on debt, net	(14)	—	(14)	—
Comprehensive earnings (loss) attributable to debt credit risk adjustments	30	(13)	204	(50)
Other comprehensive earnings (loss)	(111)	(41)	(140)	(142)
Comprehensive earnings (loss)	(2,847)	109	(2,642)	482
Less comprehensive earnings (loss) attributable to the noncontrolling interests	5	22	16	59
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(2,852)	87	(2,658)	423

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2022	2021

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(2,502)	624
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	371	396
Impairment of intangible assets	3,081	—
Stock-based compensation	46	54
Share of (earnings) losses of affiliates, net	1	78
Realized and unrealized (gains) losses on financial instruments, net	(29)	(101)
(Gains) losses on sales of fixed assets, net	(520)	—
Gain on insurance proceeds	(139)	—
Insurance proceeds received for operating losses	96	—
Deferred income tax expense (benefit)	45	(35)
Other, net	(68)	15
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	483	439
Decrease (increase) in inventory	(163)	(453)
Decrease (increase) in prepaid expenses and other assets	98	85
(Decrease) increase in trade accounts payable	(418)	(48)
(Decrease) increase in accrued and other liabilities	(419)	(339)
Net cash provided (used) by operating activities	(37)	715
Cash flows from investing activities:
Investments in and loans to cost and equity investees	(7)	(177)
Capital expenditures	(171)	(169)
Expenditures for television distribution rights	(36)	(184)
Cash proceeds from dispositions of investments	12	10
Proceeds from sale of fixed assets	701	40
Insurance proceeds	184	—
Other investing activities, net	21	(3)
Net cash provided (used) by investing activities	704	(483)
Cash flows from financing activities:
Borrowings of debt	2,069	394
Repayments of debt	(2,577)	(284)
Repurchases of Qurate Retail common stock	—	(216)
Withholding taxes on net settlements of stock-based compensation	(7)	(25)
Payments for issuances of financial instruments	—	(107)
Proceeds from settlements of financial instruments	—	88
Dividends paid to noncontrolling interest	(39)	(46)
Dividends paid to common shareholders	(11)	(14)
Other financing activities, net	(6)	(9)
Net cash provided (used) by financing activities	(571)	(219)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(59)	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	37	(7)
Cash, cash equivalents and restricted cash at beginning of period	596	814
Cash, cash equivalents and restricted cash at end of period	$633	807

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2022	2021

	in millions
Cash and cash equivalents	$624	587
Restricted cash included in other current assets	9	9
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$633	596

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$—	4	—	—	(79)	2,925	136	2,986
Net earnings (loss)	—	—	—	—	—	(2,543)	41	(2,502)
Other comprehensive earnings (loss)	—	—	—	—	(115)	—	(25)	(140)
Stock-based compensation	—	—	—	44	—	—	—	44
Distribution to noncontrolling interest	—	—	—	—	—	—	(39)	(39)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Other	—	—	—	1	—	5	—	6
Balance at September 30, 2022	$—	4	—	38	(194)	387	113	348

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at June 30, 2022	$—	4	—	23	(89)	3,134	119	3,191
Net earnings (loss)	—	—	—	—	—	(2,747)	11	(2,736)
Other comprehensive earnings (loss)	—	—	—	—	(105)	—	(6)	(111)
Stock-based compensation	—	—	—	14	—	—	—	14
Distribution to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	1	—	—	—	1
Other	—	—	—	—	—	—	—	—
Balance at September 30, 2022	$—	4	—	38	(194)	387	113	348

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$—	4	—	—	72	3,478	135	3,689
Net earnings (loss)	—	—	—	—	—	555	69	624
Other comprehensive income (loss)	—	—	—	—	(132)	—	(10)	(142)
Stock-based compensation	—	—	—	51	—	—	—	51
Series A Qurate Retail stock repurchases	—	—	—	(239)	—	—	—	(239)
Distribution to noncontrolling interest	—	—	—	—	—	—	(46)	(46)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(25)	—	—	—	(25)
Other	—	—	—	(46)	—	4	—	(42)
Reclassification	—	—	—	259	—	(259)	—	—
Balance at September 30, 2021	$—	4	—	—	(60)	3,778	148	3,870

	Stockholders' Equity
		Common stock					Accumulated
		Qurate		Additional	other		Noncontrolling
	Preferred	Retail		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at June 30, 2021	$—	4	—	—	(20)	3,743	141	3,868
Net earnings (loss)	—	—	—	—	—	127	23	150
Other comprehensive income (loss)	—	—	—	—	(40)	—	(1)	(41)
Stock-based compensation	—	—	—	18	—	—	—	18
Series A Qurate Retail stock repurchases	—	—	—	(134)	—	—	—	(134)
Distribution to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Other	—	—	—	24	—	1	—	25
Reclassification	—	—	—	93	—	(93)	—	—
Balance at September 30, 2021	$—	4	—	—	(60)	3,778	148	3,870

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

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $1 million and $2 million was reimbursable to LMC for the three months ended September 30, 2022 and 2021, respectively, and $6 million and $8 million was reimbursable to LMC for the nine months ended September 30, 2022 and 2021, respectively. Qurate Retail had a tax sharing payable to LMC and Liberty Broadband in the amount of approximately $18 million and $96 million as of September 30, 2022 and December 31, 2021, respectively, included in Other liabilities in the condensed consolidated balance sheets.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $15 million and $19 million of stock-based compensation during the three months ended September 30, 2022 and 2021, respectively, and $46 million and $54 million of stock-based compensation during the nine months ended September 30, 2022 and 2021, respectively.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Qurate Retail—RSUs

The following table presents the number and weighted average GDFV of RSUs granted by the Company during the nine months ended September 30, 2022:

	Nine months ended
	September 30, 2022
	RSUs Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, subsidiary employees (1)	11,101	$4.82
Series A Qurate Retail common stock, Qurate Retail employees and directors (2)	217	$4.91
Series A Qurate Retail common stock, Qurate Retail President and CEO (3)	596	$4.91
Series B Qurate Retail common stock, Qurate Retail Chairman of the Board (4)	327	$4.95
(1)	Grants mainly vest equally over three years.
(2)	Grants mainly vest one year from the month of grant, subject to the satisfaction of certain performance objectives.
(3)	Grant vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Grant was made in connection with the employment agreement of our President and Chief Executive Officer.
(4)	Grant vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Grant was made in connection with our Chairman’s employment agreement.

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

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2022	42,110	$9.23
Granted	—	$—
Exercised	(392)	$2.26
Forfeited/Cancelled	(4,705)	$10.70
Options outstanding at September 30, 2022	37,013	$9.12	2.8	years	$—
Options exercisable at September 30, 2022	25,260	$10.81	2.0	years	$—

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2022	2,221	$12.25
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Options outstanding at September 30, 2022	2,221	$12.25	1.0	year	$—
Options exercisable at September 30, 2022	2,221	$12.25	1.0	year	$—

The following table presents the number and weighted average GDFV of RSUs granted to certain officers, employees and directors of the Company.

		Weighted		Weighted
	Series A	Average	Series B	Average
	(000's)	GDFV	(000's)	GDFV
RSUs outstanding at January 1, 2022	12,905	$9.38	—	$—
Granted	11,914	$4.83	327	$4.95
Vested	(3,859)	$10.02	—	$—
Forfeited/Cancelled	(3,479)	$7.54	—	$—
RSUs outstanding at September 30, 2022	17,481	$6.50	327	$4.95

As of September 30, 2022, Qurate Retail also had 1.1 million QRTEB RSAs and 95 thousand Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock RSAs and RSUs outstanding. The QRTEB unvested RSAs had a weighted average GDFV of $13.65 per share, and 82 thousand of the Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock unvested RSUs had an incremental cost of $49.50 per share.

As of September 30, 2022, the total unrecognized compensation cost related to unvested Awards was approximately $105 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.3 years.

As of September 30, 2022, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 37.0 million shares of QRTEA and 2.2 million shares of QRTEB common stock.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Excluded from diluted EPS for the three months ended September 30, 2022 and 2021 are 34 million and 22 million potential common shares, respectively, because their inclusion would have been antidilutive.  Excluded from diluted EPS for the nine months ended September 30, 2022 and 2021 are 32 million and 22 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	number of shares in millions
Basic WASO	381	404	380	408
Potentially dilutive shares	1	12	3	12
Diluted WASO	382	416	383	420

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2022			December 31, 2021
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$314	314	—	149	149	—
Indemnification asset	$35	—	35	324	—	324
Debt	$699	—	699	1,315	—	1,315

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments and derivative instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

The indemnification asset relates to Liberty Broadband’s agreement to indemnify Liberty Interactive LLC (“LI LLC”) and pertains to the ability of holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the “1.75% Exchangeable Debentures”) to exercise their exchange right according to the terms of the debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification asset recorded in the condensed consolidated balance sheets as of September 30, 2022 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2). As of September 30, 2022, a holder of the 1.75% Exchangeable Debentures does not have the ability to exchange and, accordingly, such indemnification asset is included as a long-term asset in our condensed consolidated balance sheet as of that date.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Equity securities	—	48	(5)	98
Exchangeable senior debentures	130	(50)	320	(183)
Indemnification asset	(138)	8	(287)	49
Other financial instruments	—	35	1	137
	$(8)	41	29	101

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a gain of $22 million and a loss of $16 million for the three months ended September 30, 2022 and 2021, respectively, and a gain of $246 million and a loss of $60 million for the nine months ended September 30, 2022 and 2021, respectively.  The cumulative change was a gain of $394 million as of September 30, 2022, net of the recognition of previously unrecognized gains and losses.

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	Zulily	Other	Total

	amounts in millions
Balance at January 1, 2022	$5,228	855	244	12	6,339
Impairments	(2,535)	—	(226)	—	(2,761)
Foreign currency translation adjustments	—	(148)	—	—	(148)
Balance at September 30, 2022	$2,693	707	18	12	3,430

As a result of recent financial performance of certain subsidiary businesses, macroeconomic conditions including inflation and higher interest rates and a decline in the Company’s stock price, the Company initiated a process to evaluate those subsidiaries’ current business models and long-term business strategies.  It was determined during the third quarter of 2022 that an indication of impairment existed for the QxH and Zulily reporting units related to their tradenames and goodwill. With the assistance of a third party specialist, the fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using QxH’s and Zulily’s projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and impairments in the amounts of $180 million and $140 million for QxH (related to the HSN tradename) and Zulily, respectively, were recorded during the third quarter of 2022, in the impairment of intangible assets line item in the consolidated statements of operations. With the assistance of a third party specialist, the fair value of the QxH and Zulily reporting units was determined using a discounted cash flow method (Level 3), and goodwill impairments in the amounts of $2,535 million and $226 million for QxH and Zulily, respectively, were recorded during the third quarter of 2022, in the impairment of intangible assets line item in the consolidated statements of operations.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2022 the Company had accumulated goodwill impairment losses of $899 million attributed to the Zulily reporting unit, and goodwill impairment losses of $2,535 million attributed to the QxH reporting unit.

Based on the quantitative assessment performed during the third quarter and the resulting impairment losses recorded, the estimated fair values of the HSN and Zulily tradenames and the QxH and Zulily reporting units equal their carrying values as of September 30, 2022.

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $81 million and $94 million for the three months ended September 30, 2022 and 2021, respectively, and $241 million and $261 million for the nine months ended September 30, 2022 and 2021, respectively. Based on its amortizable intangible assets as of September 30, 2022, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2022	$87
2023	$254
2024	$165
2025	$79
2026	$50

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	September 30, 2022	September 30, 2022	December 31, 2021

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029	354	176	328
3.75% Exchangeable Senior Debentures due 2030	430	213	347
1.75% Exchangeable Senior Debentures due 2046	330	310	640
Subsidiary level notes and facilities
QVC 4.375% Senior Secured Notes due 2023	214	214	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 4.75% Senior Secured Notes due 2027	575	575	575
QVC 4.375% Senior Secured Notes due 2028	500	500	500
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Senior Secured Credit Facility	545	545	481
Deferred loan costs	—	(39)	(44)
Total consolidated Qurate Retail debt	$6,365	5,906	6,989
Less current classification		(603)	(1,315)
Total long-term debt		$5,303	5,674

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

QVC Senior Secured Notes

In June 2022, QVC completed its purchase of $536 million of the outstanding 4.375% Senior Secured Notes due 2023 (the "2023 Notes") pursuant to a cash tender offer to purchase any and all of its outstanding 2023 Notes (the “Tender Offer”). As a result of the Tender Offer, the Company recorded a loss on extinguishment of debt in the condensed consolidated statements of operations of $6 million for the nine months ended September 30, 2022. As of September 30, 2022, the remaining outstanding 4.375% Senior Secured Notes due 2023 are classified within current portion of debt as they mature in less than one year.

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

Availability under the Fifth Amended and Restated Credit Agreement at September 30, 2022 was $2,683 million.  The interest rate on the Fifth Amended and Restated Credit Agreement was 4.5% at September 30, 2022.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of September 30, 2022 the Company’s exchangeable debentures have been classified as current because the Company does not own shares to exchange the debentures or they are currently exchangeable, with the exception of the 1.75% Exchangeable Senior Debentures due 2046 which are classified as long-term as they are not currently exchangeable. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event. Although we do not own shares underlying certain of the exchangeable senior debentures, the Company has entered into certain derivative transactions in order to hedge against upward price fluctuations on certain shares.  Such derivative instruments are recognized in the other current assets line item in the condensed consolidated balance sheets, and are marked to fair value each reporting period. The changes in fair value are recognized in the realized and unrealized gains (losses) on financial instruments, net line item in the condensed statement of operations.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at September 30, 2022.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2022 are as follows (amounts in millions):

Senior debentures	$547
QVC senior secured notes	$3,068

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at September 30, 2022.

(7) Preferred Stock

On September 14, 2020, Qurate Retail issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,671,984 shares of Preferred Stock issued and outstanding at September 30, 2022.

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

For the nine months ended September 30, 2022, the Company recorded an additional $147 million of fire related costs, including $95 million for the write-down of inventory, and estimated insurance recoveries of $47 million for which recovery was deemed probable. For the nine months ended September 30, 2022, the Company received $280 million of insurance proceeds for inventory, fixed asset losses and other fire related costs and recorded a gain of $139 million in Restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations, representing the proceeds received in excess of losses recognized. The Company recorded an insurance receivable, net of advance proceeds received, for other fire related costs for which recovery was deemed probable of $35 million which was recorded in Trade and other receivables, net in the condensed consolidated balance sheet.

During the nine months ended September 30, 2022, inventory write-downs related to Rocky Mount inventory of $95 million were included in cost of goods sold. Due to the circumstances surrounding the write-downs of inventory, these write-downs have been excluded from Adjusted OIBDA (as defined in note 9).  QVC is in the process of submitting its business interruption claim with the insurance company; however, there can be no guarantee that all business interruption losses will be recovered. QVC expects to continue to record additional costs and recoveries until the insurance claim is fully settled.

Zulily Restructuring

In the first quarter of 2022, Zulily began to execute a series of transformation initiatives, beginning with the announcement of the closure of its fulfillment center in Bethlehem, Pennsylvania, and reduction in corporate workforce. These initiatives are consistent with Zulily’s strategy to operate more efficiently as it implements its turnaround plan, and Zulily expects to incur additional expenses related to these transformation initiatives in future periods. Zulily recorded $3 million and $8 million of restructuring charges during the three and nine months ended September 30, 2022, respectively, principally related to its regional office space strategy and expenses associated with the Pennsylvania facility closure. Zulily recorded $3 million of restructuring charges during the nine months ended September 30, 2022 related to its reduction in corporate workforce.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Gain on Sale of Fixed Assets

In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction, and as a result, QVC recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022 calculated as the difference between the aggregate consideration received (including cash and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center.  The gain is included in (gain) loss on sale of fixed assets, net in the condensed consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

In July 2022, QVC sold five owned and operated properties located in the U.S. to an independent third party and received net cash proceeds of $443 million. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $277 million gain related to the successful sale leaseback for the three and nine months ended September 30, 2022, calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $207 million right-of-use asset and a $205 million operating lease liability, with the difference attributable to initial direct costs.

On November 2, 2022 and November 3, 2022, QVC entered into agreements to sell two properties located in Germany and the U.K. to an independent third party.  Under the terms of the agreements, QVC will receive cash payments of approximately €97 million related to its German facility and approximately £68 million related to its U.K. facility before fees, taxes and other expenses. The sale is expected to close in the first quarter of fiscal year 2023. Contingent on the closing of the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC expects to record a gain in 2023 at the close of the sale leaseback transaction.

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

For the nine months ended September 30, 2022, Qurate Retail has identified the following operating segments as its reportable segments:

●	QxH – QVC U.S. and HSN market and sell a wide variety of consumer products in the United States, primarily by means of their televised shopping programs and via the Internet through their websites and mobile applications.
●	QVC International – QVC International markets and sells a wide variety of consumer products in several foreign countries, primarily by means of its televised shopping programs and via the Internet through its international websites and mobile applications.
●	Zulily – Zulily markets and sells a wide variety of consumer products in the United States and several foreign

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

countries through flash sales and other curated events, primarily through its app, mobile and desktop experiences.

Qurate Retail's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The accounting policies of the segments are the same as those described in the Company's Summary of Significant Accounting Policies in the 2021 10-K.

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	September 30, 2022
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$621	208	53	283	1,165
Apparel	330	100	79	44	553
Beauty	252	129	9	—	390
Accessories	190	49	47	—	286
Electronics	152	20	2	—	174
Jewelry	73	45	6	—	124
Other revenue	45	3	4	—	52
Total Revenue	$1,663	554	200	327	2,744

	Nine months ended
	September 30, 2022
	QxH	QVC Int'l	Zulily	Corp and other	Total

	in millions
Home	$1,950	729	167	825	3,671
Apparel	982	334	265	140	1,721
Beauty	766	419	30	—	1,215
Accessories	633	162	145	—	940
Electronics	411	71	5	—	487
Jewelry	231	139	23	—	393
Other revenue	128	8	17	—	153
Total Revenue	$5,101	1,862	652	965	8,580

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

For segment reporting purposes, Qurate Retail defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses excluding stock-based compensation and, where applicable, separately identified items impacting comparability. Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, acquisition-related costs, fire related costs, net (including Rocky Mount inventory losses) and gains (losses) on sales of fixed assets, net, that are included in the measurement of operating income (loss) pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	amounts in millions
QxH	$143	325	600	1,065
QVC International	62	115	261	402
Zulily	(25)	(17)	(61)	(2)
Corporate and other	5	9	67	65
Consolidated Qurate Retail	$185	432	867	1,530

Other Information

	September 30, 2022
	Total assets	Capital expenditures

	amounts in millions
QxH	$8,929	116
QVC International	1,767	19
Zulily	228	10
Corporate and other	872	26
Consolidated Qurate Retail	$11,796	171

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Adjusted OIBDA	$185	432	867	1,530
Stock-based compensation	(15)	(19)	(46)	(54)
Depreciation and amortization	(107)	(139)	(371)	(396)
Restructuring and fire related costs, net of recoveries (including Rocky Mount inventory losses, see note 8)	134	—	28	—
Impairment of intangible assets	(3,081)		(3,081)
Gains (losses) on sales of fixed assets, net	277	—	520	—
Operating income (loss)	$(2,607)	274	(2,083)	1,080
Interest expense	(107)	(121)	(343)	(356)
Share of earnings (loss) of affiliates, net	—	(24)	(1)	(78)
Realized and unrealized gains (losses) on financial instruments, net	(8)	41	29	101
Tax sharing income (expense) with Liberty Broadband	36	(3)	78	(16)
Other, net	37	3	83	6
Earnings (loss) before income taxes	$(2,649)	170	(2,237)	737

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business strategies; COVID-19 (as defined below); the impact of the fire at Rocky Mount fulfillment center; the sale leaseback transactions; the remediation of a material weakness; revenue growth at QVC, Inc. ("QVC"); our projected sources and uses of cash; the recoverability of our goodwill and other intangible assets; and fluctuations in interest rates and foreign currency exchange rates. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

For additional risk factors, please see Part II, Item 1A. of this Quarterly Report and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China and subsequently spread across the globe causing a global pandemic, impacting all countries where Qurate Retail operates. As a result of the spread of the virus, certain local governmental agencies imposed travel restrictions, local quarantines or stay at home restrictions to contain the spread, which caused a significant disruption to most sectors of the economy.

QVC transitioned most administrative employees to a hybrid work model and certain employees have moved to permanent work from home arrangements which has resulted in the reduction of office space. Due to ongoing staffing issues and labor shortages, QVC increased wages and offered incentives, resulting in additional costs to the company. As a result of these resource constraints QVC experienced some delays in shipping at certain fulfillment centers.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating. As a result, from the end of the first quarter of 2020 and continuing through the first quarter of 2021, QVC observed an increase in new customers and an increase in demand for certain categories, such as home. Beginning in the second quarter of 2021 through the third quarter of 2022, QVC observed a decline in new customers and a decline in demand for its home product category, while also seeing an increase in demand for its apparel product category.

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

Beginning in the second quarter of 2021, QVC saw increased product shortages as a result of high market demand in some product categories such as home and electronics. QVC also experienced escalating shipping disruptions due to challenges in the global supply chain and labor market causing extended lead time on inventory orders. As a result, the delayed receipt of inventory ordered in prior periods impacted QVC’s ability to have the right products at the right time and has contributed to higher inventory levels as of September 30, 2022. These factors also impacted QVC’s ability to offer certain goods and ship orders timely to its customers. In addition, QVC has seen increasing inflationary pressures during the period including higher wages, freight, and merchandise costs. Russia’s invasion of Ukraine, as well as the related international response, is exacerbating inflationary pressures.  If these pressures persist, inflated costs may continue to outpace QVC’s pricing power in the near term.

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

Based on the provisions of QVC’s insurance policies and discussions with insurance carriers, QVC determined that recovery of certain fire related costs is probable, and recorded an insurance receivable.  For the year ended December 31, 2021, the Company recorded $250 million of fire related costs and estimated insurance recoveries of $229 million for which recovery was deemed probable. For the nine months ended September 30, 2022, the Company recorded $147 million of fire related costs, including $95 million for the write-down of inventory, and estimated insurance recoveries of $47 million for which recovery was deemed probable.  For the nine months ended September 30, 2022, QVC received $280 million of insurance proceeds for inventory, fixed asset losses and other fire related costs and recorded a gain of $139 million in Restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations, representing the proceeds received in excess of losses recognized. The Company recorded an insurance receivable, net of advance proceeds received for other fire related costs for which recovery was deemed probable of $35 million in Trade and other receivables, net of allowance for credit losses in the condensed consolidated balance sheet.

During the nine months ended September 30, 2022, inventory write-downs related to Rocky Mount of $95 million were included in cost of goods sold. Due to the circumstances surrounding the write-downs of the inventory, these write-downs have been excluded from Adjusted OIBDA (as defined below). QVC is in the process of submitting its business interruption claim with the insurance company; however, there can be no guarantee that all business interruption losses will be recovered. QVC expects to continue to record additional costs and recoveries until the property damage and inventory recoverability assessment is completed and the insurance claim is fully settled. While QVC has taken steps to minimize the overall impact to the business, it experienced increased warehouse and logistics costs during the nine months ended September 30, 2022 and anticipates these increased warehouse and logistics costs to continue during 2022.

In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company concluded that a successful sale and leaseback transaction had occurred. QVC recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022 calculated as the difference between the aggregate consideration received (including cash and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center.  The gain is included in (gain) loss on sale of fixed assets, net in the condensed consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

In July 2022, QVC sold five owned and operated properties located in the U.S. to an independent third party and received net cash proceeds of $443 million. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC will make initial base rent payments of $27 million per year and increasing to $39 million per year. QVC recognized a $277 million gain related to the successful sale leaseback for the three and nine months ended September 30, 2022, calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $207 million right-of-use asset and a $205 million operating lease liability, with the difference attributable to initial direct costs.

On November 2, 2022 and November 3, 2022, QVC entered into agreements to sell two properties located in Germany and the U.K. to an independent third party.  Under the terms of the agreements, QVC will receive cash payments of approximately €97 million related to its German facility and approximately £68 million related to its U.K. facility before fees, taxes and other expenses. The sale is expected to close in the first quarter of fiscal year 2023. Contingent on the closing of the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC expects to record a gain in 2023 at the close of the sale leaseback transaction.

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

Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Revenue
QxH	$1,663	1,813	5,101	5,738
QVC International	554	699	1,862	2,264
Zulily	200	328	652	1,102
Corporate and other	327	304	965	881
Consolidated Qurate Retail	$2,744	3,144	8,580	9,985

Operating Income (Loss)
QxH	$(2,251)	219	(1,848)	771
QVC International	52	97	221	348
Zulily	(403)	(40)	(492)	(73)
Corporate and other	(5)	(2)	36	34
Consolidated Qurate Retail	$(2,607)	274	(2,083)	1,080

Adjusted OIBDA
QxH	$143	325	600	1,065
QVC International	62	115	261	402
Zulily	(25)	(17)	(61)	(2)
Corporate and other	5	9	67	65
Consolidated Qurate Retail	$185	432	867	1,530

Revenue.    Consolidated Qurate Retail revenue decreased 12.7% or $400 million and 14.1% or $1,405 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year.  The decrease in the three months ended September 30, 2022 was due to decreased revenue at QxH of $150 million, decreased revenue at QVC International of $145 million, and decreased revenue at Zulily of $128 million, partially offset by increased revenue in the Corporate and other segment of $23 million, compared to the same period in the prior year. The increase in Corporate and other revenue was due to an increase in revenue at Cornerstone due to customer demand in the home category. The decrease in the nine months ended September 30, 2022 was due to decreased revenue at QxH of $637 million, decreased revenue at Zulily of $450 million, and decreased revenue at QVC International of $402 million, partially offset by increased revenue in the Corporate and other segment of $84 million, compared to the same period in the prior year. The increase in Corporate and other revenue was due to an increase in revenue at Cornerstone due to increased sales across all major product categories. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $15 million and $19 million of stock-based compensation for the three months ended September 30, 2022 and 2021, respectively, and $46 million and $54 million of stock-based compensation for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $4 million for the three months ended September 30, 2022 was primarily due to decreases at QxH, and the decrease of $8 million for the nine months ended September 30, 2022 was primarily due to decreases at QxH and Zulily. As of September 30, 2022, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $105 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.3 years.

Operating income.    Our consolidated operating income decreased $2,881 million and $3,163 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year, primarily due to impairments recognized at the QxH and Zulily reporting units. The decrease in operating results for the three months ended September 30, 2022 was primarily due to a decrease in operating income at QxH of $2,470 million, a decrease in operating income at Zulily of $363 million, a decrease in operating income at QVC International of $45 million, and a decrease in operating income at the Corporate and other segment of $3 million, compared to the corresponding period in the prior year. Operating income in the Corporate and other segment decreased for the three months ended September 30, 2022, as compared to the corresponding period in the prior year, primarily related to a decrease in operating income at Cornerstone due to higher supply chain costs and digital marketing investments despite revenue growth and product margin expansion, partially offset by fewer expenses at the corporate level.

The decrease in operating results for the nine months ended September 30, 2022 was primarily due to a decrease in operating income at QxH of $2,619 million, a decrease in operating income at Zulily of $419 million, and a decrease in operating income at QVC International of $127 million, partially offset by an increase in operating income at the Corporate and other segment of $2 million, compared to the corresponding period in the prior year. Operating income in the Corporate and other segment increased for the nine months ended September 30, 2022, as compared to the corresponding period in the prior year, primarily related to fewer expenses at the corporate level, partially offset by a decrease in operating income at Cornerstone due to higher supply chain costs and digital marketing investments despite revenue growth and product margin expansion.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

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

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Operating income (loss)	$(2,607)	274	(2,083)	1,080
Depreciation and amortization	107	139	371	396
Stock-based compensation	15	19	46	54
Restructuring and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	(134)	—	(28)	—
Impairment of intangible assets	3,081	—	3,081	—
(Gains) on sales of fixed assets, net	(277)	—	(520)	—
Adjusted OIBDA	$185	432	867	1,530

Consolidated Adjusted OIBDA decreased 57.2% or $247 million and 43.3% or $663 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year.  The decrease in Adjusted OIBDA for the three months ended September 30, 2022 was primarily due to a decrease at QxH of $182 million, a decrease at QVC International of $53 million, a decrease at Zulily of $8 million and a decrease at Corporate and other of $4 million, compared to the corresponding period in the prior year.  The change in the Corporate and other segment for the three months ended September 30, 2022 was primarily due to a decrease in Adjusted OIBDA at Cornerstone due to higher supply chain costs and digital marking investments despite revenue growth and product margin expansion, partially offset by fewer expenses at the corporate level. The decrease in Adjusted OIBDA for the nine months ended September 30, 2022 was primarily due to a decrease at QxH of $465 million, a decrease at QVC International of $141 million, and a decrease at Zulily of $59 million, partially offset by an increase at Corporate and other of $2 million, compared to the corresponding period in the prior year.  The change in the Corporate and other segment for the nine months ended September 30, 2022 was primarily due to fewer expenses at the corporate level, partially offset by a decrease in Adjusted OIBDA at Cornerstone due to higher supply chain costs and digital marketing investments despite revenue growth and product margin expansion. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and Zulily.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions

Interest expense	$(107)	(121)	(343)	(356)
Share of earnings (losses) of affiliates	—	(24)	(1)	(78)
Realized and unrealized gains (losses) on financial instruments, net	(8)	41	29	101
Tax sharing income (expense) with Liberty Broadband	36	(3)	78	(16)
Other, net	37	3	83	6
Other income (expense)	$(42)	(104)	(154)	(343)

Interest expense.    Interest expense decreased $14 million and $13 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year.  The decrease in interest expense for the three and nine months ended September 30, 2022, compared to the same periods in the prior year, is due to lower outstanding debt at QVC, including finance lease obligations.

Share of earnings (losses) of affiliates.   Share of losses of affiliates decreased $24 million and $77 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year.  The losses decreased during the three and nine months ended September 30, 2022 due to the sale and wind down of the Company’s alternative energy entities as the federal tax credits expire.  Historically, the alternative energy entities typically operated at a loss, and the Company recorded its share of such losses, but had favorable tax attributes and credits, which were recorded in the Company’s tax accounts.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Equity securities	—	48	(5)	98
Exchangeable senior debentures	130	(50)	320	(183)
Indemnification asset	(138)	8	(287)	49
Other financial instruments	—	35	1	137
	$(8)	41	29	101

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The decrease in realized and unrealized gains for the three and nine months ended September 30, 2022, compared to the corresponding period in the prior year, was primarily driven by a decrease in unrealized gains on the indemnification asset (described in note 4 of the accompanying condensed consolidated financial statements), a decrease in unrealized gains related to derivative instruments and a decrease in unrealized gains related to several of the Company’s equity securities, partially offset by an increase in unrealized gains on the exchangeable senior debentures driven by declines in stock prices of the securities underlying the debentures compared to the prior year.

Tax sharing income (expense) with Liberty Broadband. The Company has a tax sharing agreement with Liberty Broadband.  As a result, the Company recognized tax sharing income of $36 million and $78 million for the three and nine months ended September 30, 2022, respectively, and tax sharing expense of $3 million and $16 million for the three and nine months ended September 30, 2021, respectively.

Other, net. Other, net income increased $34 million and $77 million for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in the prior year. The increase for the three months ended September 30, 2022, compared to the same period in the prior year, was primarily the result of an increase in foreign currency exchange gains, and a gain on early extinguishment of debt in the current year. The increase for the nine months ended September 30, 2022, compared to the same period in the prior year, was primarily the result of an increase in foreign currency exchange gains, the sale of warrants at QVC in the current year, and a gain on early extinguishment of debt in the current year.

Income taxes. During the three months ended September 30, 2022 and 2021, we had losses before income taxes of $2,649 million and income before income taxes of $170 million, respectively, and income tax expense of $87 million and $20 million, respectively. The most significant portion of the losses before income taxes during the three months ended September 30, 2022 relate to a goodwill impairment that is not deductible for tax purposes. During the three months ended September 30, 2021, the Company recognized additional tax benefit due to tax benefits from tax credits generated by our alternative energy investments, partially offset by state and foreign income tax expense, and an increase in the valuation allowance against certain deferred taxes. During the nine months ended September 30, 2022 and 2021, we had losses before income taxes of $2,237 million and income before income taxes of $737 million, respectively, and income tax expense of $265 million and $113 million, respectively. The most significant portion of the losses before income taxes during the nine months ended September 30, 2022 relate to a goodwill impairment that is not deductible for tax purposes. During the nine months ended September 30, 2021, the Company recognized additional tax benefits from tax credits generated by our alternative energy investments, partially offset by state and foreign income tax expense.

Net earnings. We had net losses of $2,736 million and net earnings of $150 million for the three months ended September 30, 2022 and 2021, respectively, and net losses of $2,502 million and net earnings of $624 million for the nine months ended September 30, 2022 and 2021, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2022, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of September 30, 2022, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$517
Zulily	5
Corporate and other	102
Total Qurate Retail	$624

Borrowing capacity
amount in millions
QVC Senior Secured Credit Facility	$2,683

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of September 30, 2022, the Company had approximately $219 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the United States. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 82% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, our operating businesses have generated, on average, more than $1 billion in annual cash provided by operating activities over the prior three years and although we believe our businesses will generate positive cash flow from operations we anticipate significant reductions from the historical average during 2022.

	Nine months ended
	September 30,
	2022	2021

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$(37)	715
Net cash provided (used) by investing activities	$704	(483)
Net cash provided (used) by financing activities	$(571)	(219)

During the nine months ended September 30, 2022, Qurate Retail's primary sources of cash were proceeds from the sale of fixed assets of $701 million and insurance proceeds related to the Rocky Mount fire of $280 million (see note 8 to the accompanying condensed consolidated financial statements), partially offset by net debt repayments of $508 million, capital expenditures of $171 million and dividends paid to noncontrolling interests of $38 million.  The cash proceeds from the sale of fixed assets of $701 million were used to repay amounts outstanding under QVC’s Senior Secured Credit Facility.

The projected uses of Qurate Retail cash for the remainder of 2022 are continued capital improvement spending between $100 million and $127 million, debt service payments (including approximately $42 million for interest payments on outstanding debt), repayment of debt, payment of dividends to the holders of Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), the potential buyback of common stock under the approved share buyback program, and additional investments in existing or new businesses. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2022 and 2021, QVC-Japan paid dividends to Mitsui of $39 million and $46 million, respectively.

QVC's operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Net revenue	$2,217	2,512	6,963	8,002
Cost of goods sold (excluding depreciation, amortization and Rocky Mount inventory losses shown below)	(1,526)	(1,617)	(4,680)	(5,130)
Operating expenses	(186)	(183)	(543)	(565)
SG&A expenses (excluding stock-based compensation)	(300)	(272)	(879)	(840)
Adjusted OIBDA	205	440	861	1,467
Fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	137	—	39	—
Gains (losses) on sales of fixed assets, net	277	—	520	—
Impairment of intangible assets	(2,715)		(2,715)
Stock-based compensation	(9)	(13)	(27)	(33)
Depreciation and amortization	(94)	(111)	(305)	(315)
Operating income	$(2,199)	316	(1,627)	1,119

Net revenue was generated in the following geographical areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
QxH	$1,663	1,813	5,101	5,738
QVC International	554	699	1,862	2,264
Consolidated QVC	$2,217	2,512	6,963	8,002

QVC's consolidated net revenue decreased 11.7% and 13.0% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue is primarily due to a 6.6% decrease in units shipped, $113 million in unfavorable foreign exchange rates, a $23 million decrease in shipping and handling revenue driven by QxH and a slight decline in average selling price per unit (“ASP”) primarily at QxH, partially offset by an increase in ASP at QVC-International. These decreases were partially offset by a $30 million decrease in estimated product returns driven by QxH. The nine month decrease in net revenue is primarily due to an 8.5% decrease in units shipped, $256 million in unfavorable foreign exchange rates, a $77 million decrease in shipping and handling revenue, and a slight decline in ASP primarily at QxH, partially offset by an increase in ASP at QVC-International. These declines were partially offset by a $92 million decrease in estimated product returns primarily driven by QxH.

During the nine months ended September 30, 2022 and 2021, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Nine months ended
	September 30, 2022			September 30, 2022
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(8.3)%	—%	(8.3)%	(11.1)%	—%	(11.1)%
QVC International	(20.7)%	(16.0)%	(4.7)%	(17.8)%	(11.3)%	(6.5)%

The decrease in QxH net revenue for the three months ended September 30, 2022 was primarily due to a 6.4% decrease in units shipped, a 1.9% decline in ASP and a $19 million decrease in shipping and handling revenue. These declines were partially offset by a $27 million decrease in estimated product returns. For the three months ended September 30, 2022, QxH experienced shipped sales declines across all categories. For the nine months ended September 30, 2022, QxH net revenue decreased due to a 9.3% decrease in units shipped, a 1.5% decline in ASP, and a $61 million decrease in shipping and handling revenue. These declines were partially offset by an $83 million decrease in estimated product returns. For the nine months ended September 30, 2022, QxH experienced shipped sales declines across all categories. The decrease in estimated product returns for the three and nine months ended September 30, 2022 was primarily due to a decrease in sales volume. The decline in ASP for the three and nine months ended September 30, 2022 was primarily due to inventory reduction actions.

QVC International net revenue decline in constant currency for the three months ended September 30, 2022 was primarily due to 7.1% decrease in units shipped driven by Germany and the U.K. and a $4 million decrease in shipping and handling revenue. These declines were partially offset by a 3.5% increase in ASP across all markets except Italy. For the three months ended September 30, 2022, QVC International experienced shipped sales growth in constant currency in apparel and jewelry with declines across all product categories except electronics which remained flat. QVC International net revenue decline in constant currency for the nine months ended September 30, 2022 was primarily due to a 6.7% decrease in units shipped across all markets except Japan and a $16 million decrease in shipping and handling revenue. These declines were partially offset by a 1.4% increase in ASP driven by the U.K. and a $10 million decrease in estimated product returns across all markets except the U.K. For the nine months ended September 30, 2022, QVC-International experienced shipped sales decline in constant currency across all product categories except apparel.

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

QVC's cost of goods sold as a percentage of net revenue was 68.8% and 67.2% for the three and nine months ended September 30, 2022, respectively, compared to 64.4% and 64.1% for the three and nine months ended September 30, 2021, respectively. The increase in cost of goods sold as a percentage of revenue for the three and nine months ended September 30, 2022 is primarily due to higher fulfillment costs driven by QxH due to increased freight and warehousing costs. QVC also experienced product margin pressure at QxH and increased inventory obsolescence across both segments. The increase in cost of goods sold as a percentage of revenue for the nine months ended September 30, 2022 is primarily due to higher fulfillment costs across both segments driven by increased freight and warehousing costs. The increase in cost of goods sold was also impacted by increased inventory obsolescence at QxH. Higher fulfillment costs at QxH for the three and nine months ended September 30, 2022 were also impacted by strains on our fulfillment network due to the loss of the Rocky Mount fulfillment center, and rent related to warehouses sold and leased back during the period, partially offset by efficiencies from fulfillment centers closed in the prior year.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 8.4% and 7.8% of net revenue for the three and nine months ended September 30, 2022, respectively, and were 7.3% and 7.1% for the three and nine months ended September 30, 2021, respectively. Operating expenses increased $3 million and decreased $22 million for the three and nine months ended September 30, 2022, as compared to the same periods in the prior year.  The three month increase is primarily due to a $6 million increase in telecommunications expenses, and a $3 million increase in personnel costs driven by higher wages at QxH. The increase in costs was partially offset by $10 million as a result of favorable exchange rates. The nine month decrease is primarily due to a $22 million decrease as a result of favorable exchange rates.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $28 million and increased $39 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year, and as a percentage of net revenue, increased from 10.8% to 13.5% and from 10.5% to 12.6% for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021.  For the three months ended September 30, 2022, there was a $14 million increase in personnel costs across both segments, a $14 million increase in marketing primarily at QxH and to a lesser extent QVC International, a $5 million increase in consulting expenses at QxH, and a $4 million increase in rent expense, primarily at QxH. These increases were partially offset by a $17 million decrease due to favorable exchange rates. The increase in personnel costs for the three months ended September 30, 2022 was due to higher wages across both segments. For the nine months ended September 30, 2022, the increase was primarily due to a $28 million increase in credit losses, primarily at QxH, a $14 million increase in marketing expenses primarily at QxH and to a lesser extent QVC International, a $13 million increase in consulting expenses primarily at QxH, and increases in IT expenses, non-income related taxes and rent expenses. These increases were partially offset by a $35 million decrease due to favorable exchange rates. The increase to estimated credit losses for the nine months ended September 30, 2022 was due to lower expected collections in the current year compared to favorable adjustments recognized in the prior year based on actual collections experience.

For the three months ended September 30, 2022, the gain in the fire related costs, net of (recoveries) line primarily related to insurance proceeds received for inventory and fixed asset losses. For the nine months ended September 30, 2022, the gain primarily related to insurance proceeds received for inventory and fixed asset losses partially offset by write-downs on Rocky Mount inventory. Fire related costs, net of (recoveries) includes expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in Cost of goods sold. These indirect expenses will be submitted as part of QVC’s business interruption insurance claim; however, there can be no guarantee they will be recovered.

QVC recorded $277 million and $520 million of gains on sales of fixed assets for the three and nine months ended September 30, 2022, respectively. For the three months ended September 30, 2022, the gain related to the sale leaseback of five owned and operated U.S. properties. For the nine months ended September 30, 2022, the gain was primarily related to the sale leaseback of five U.S. properties and the Ontario, California distribution center.

QVC recorded impairment losses of $2,715 million for the three and nine months ended September 30, 2022, related to the decrease in the fair value of the HSN indefinite-lived tradename and the QxH reporting unit as a result of the quantitative assessments that were performed by the Company (see note 5 to the accompanying consolidated financial statements).

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $9 million and $27 million of stock-based compensation expense for the three and nine months ended September 30, 2022, respectively, and $13 million and $33 million for the three and nine months ended September 30, 2021, respectively.  The decrease in stock-compensation expense is primarily due to the retirement of QVC’s former Chief Executive Officer.

Depreciation and amortization decreased $17 million and $10 million for the three and nine months ended September 30, 2022, respectively, and included $15 million of acquisition related amortization for both of the three months ended September 30, 2022 and 2021, respectively, and $46 million for both of the nine months ended September 30, 2022 and 2021. The decrease for the three and nine months ended September 30, 2022 was primarily related to a decrease in depreciation due to assets disposed of related to the Rocky Mount fulfillment center fire and assets sold as part of the Ontario distribution center and U.S. properties sale leasebacks, partially offset by an increase in software amortization associated with QVC’s new enterprise resource planning system and increased channel placement amortization and related expenses.

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

Zulily's stand-alone operating results for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Net revenue	$200	328	652	1,102
Costs of goods sold	(160)	(262)	(508)	(851)
Operating expenses	(6)	(10)	(20)	(30)
SG&A expenses (excluding stock-based compensation)	(59)	(73)	(185)	(223)
Adjusted OIBDA	(25)	(17)	(61)	(2)
Restructuring charges	(3)	—	(11)	—
Stock-based compensation	(2)	(3)	(8)	(11)
Depreciation and amortization	(7)	(20)	(46)	(60)
Impairment of intangible assets	(366)	—	(366)	—
Operating income (loss)	$(403)	(40)	(492)	(73)

Zulily's consolidated net revenue decreased 39.0% and 40.8% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease in net revenue for the three and nine months ended September 30, 2022 was the result of a 46.0% and 47.5% decline, respectively, in total units shipped offset by a 13.6% and 12.7% increase, respectively, in ASP. The decline in shipped units primarily resulted from a 42.9% decline in active customers due to a reduction in total marketing spend and product scarcity.

Zulily's cost of goods sold as a percentage of net revenue was 80.0% and 79.9% for the three months ended September 30, 2022 and 2021, respectively, and 77.9% and 77.2% for the nine months ended September 30, 2022 and 2021, respectively.  For the three months ended September 30, 2022, the increase was primarily due to unfavorable fixed costs driven mostly by sales deleverage. For the nine months ended September 30, 2022, the increase was primarily due to unfavorable fixed costs driven mostly by sales deleverage, partially offset by favorable product margin.

Operating expenses are principally comprised of credit card processing fees and customer service expenses.  For the three and nine months ended September 30, 2022, operating expenses decreased compared to the corresponding period in the prior year due to decreased sales volumes.

Zulily’s SG&A expenses (excluding stock-based compensation) include personnel related costs for general corporate functions, marketing and advertising expenses, information technology, and the costs associated with the use by these functions of facilities and equipment, including rent. For the three months ended September 30, 2022, as a percentage of net revenue, these expenses increased from 22.3% to 29.5% and for the nine months ended September 30, 2022, as a percentage of net revenue, these expenses increased from 20.2% to 28.4%.  For the three and nine months ended September 30, 2022, the increase was primarily attributable to sales deleverage and an increase in technology spend partially offset by reduced marketing spend.

Zulily recorded $3 million and $11 million of restructuring charges during the three and nine months ended September 30, 2022, respectively, principally related to its regional office space strategy and expenses associated with its Pennsylvania facility closure, coupled with reduction in corporate workforce.

Zulily’s total depreciation and amortization expense decreased $13 million and $14 million for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended September 30, 2022 was primarily due to amortization of Zulily’s customer relationship asset reaching the end of its useful life on December, 31, 2021. The decrease for the nine months ended September 30, 2022 was primarily due to amortization of Zulily’s customer relationship asset reaching the end of its useful life on December, 31, 2021, partially offset by accelerated depreciation resulting from its Pennsylvania facility closure.

Zulily recorded impairments of its trademarks and goodwill in the amounts of $140 million and $226 million, respectively, during the three and nine months ended September 30, 2022.  See note 5 in the accompanying notes to the condensed consolidated financial statements for additional information.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2022, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QxH and QVC International	$244	4.5%	$3,914	5.1%
Zulily	$261	4.5%	$—	—%
Corporate and other	$40	4.5%	$1,906	5.4%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the nine months ended September 30, 2022 would have been impacted by approximately $3 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2022 because of the material weakness in its internal control over financial reporting that is described below in “Material Weakness in Internal Control over Financial Reporting.”

However, giving full consideration to the material weakness, the Company’s management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles (“GAAP”).

Changes in Internal Control Over Financial Reporting

In response to the material weakness described below, the Company reviewed the design of Zulily’s and QVC’s controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness related to information technology general controls (“ITGCs”) at Zulily which also impact an inventory management system in place for certain QVC and HSN fulfillment centers. These ITGCs were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program changes, were adequately restricted to appropriate personnel, (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored and (iii) that changes introduced in the production environment had undergone sufficient testing and review. Our business process controls (automated and manual) and reports and information that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

We believe these control deficiencies are due to:

●	Inadequate risk assessment to fully understand the nature and extent of risk related to certain segregation of duties, provisioning and the design of the change control environment.
●	Insufficient training of IT personnel related to change management and logical access processes.
●	Lack of adequate resources with knowledge of our internal controls over financial reporting related to general information technology systems.
●	Failure to select and apply appropriate ITGCs with accountability enforced through formal policies and procedures.

The control deficiencies did not result in any identified misstatements.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In response to the material weakness described above, the Company has developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weakness. The remediation efforts are underway and include the following:

●	Enhancing the ITGC risk assessment process;
●	Evaluating talent and addressing identified gaps;
●	Delivering training on internal control over financial reporting;
●	Improving change management and logical access control activities that contributed to the ITGC material weakness including removing all inappropriate IT system access associated with the ITGC material weakness;
●	Implementing user activity monitoring for control activities contributing to the ITGC material weakness; and
●	Implementing additional compensating control activities over the completeness and accuracy of data provided by the affected systems.

The Company believes the foregoing efforts will remediate the material weakness described above. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

Any further impairment of our goodwill or other intangible assets could have a material adverse effect on our business, results of operations and financial condition.

From time to time we review the recoverability of goodwill and other certain identifiable intangible assets, including whenever events or circumstances indicate that the carrying value of a reporting unit, including goodwill, or an identifiable intangible asset may not be recoverable. We may incur impairment charges on goodwill or identifiable intangible assets if we determine that the fair values of a reporting unit, including goodwill, or identifiable intangible assets are less than their current carrying values. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary.

As a result of recent financial performance of certain subsidiary businesses, macroeconomic conditions (including inflation and higher interest rates) and a decline in the Company’s stock price, the Company identified significant goodwill impairments for the quarter ended September 30, 2022 for the QxH and Zulily reporting units relating to their tradenames and goodwill. These impairment charges resulted in a substantial reduction in our total stockholders’ equity.

Recent business trends and global economic conditions may continue to make it a challenge for certain subsidiary businesses to be able to realize their current long-term forecast. The Company will continue to monitor its subsidiary businesses’ current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including goodwill and trademarks) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a further decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material, and we could be required to record additional impairment charges on our goodwill or other identifiable intangible assets in the future, which could result in further reductions to stockholders’ equity and material non-cash charges to our earnings and may negatively impact our stock price and financial condition.

We have identified a material weakness in our internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in “Item 4. Controls and Procedures,” we have concluded that our disclosure controls and procedures were ineffective as of September 30, 2022 due to a material weakness in our internal control over financial reporting. The identified material weakness relates to information technology general controls (“ITGCs”) at Zulily, which also include an inventory management system in place for certain QVC and HSN fulfillment centers. Specifically, the ITGCs were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program changes, were adequately restricted to appropriate personnel, (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored and (iii) that changes introduced in the production environment had undergone sufficient testing and review. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

While the control deficiencies identified did not result in any identified misstatements, a reasonable possibility exists that a material misstatement to the annual or interim consolidated financial statements and disclosures will not be prevented or detected on a timely basis.

As further described in “Item 4. Controls and Procedures,” we are taking the necessary steps to remediate the material weakness. However, as the reliability of the internal control process requires repeatable execution, the successful on-going remediation of this material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. Therefore, we cannot assure you that the remediation efforts will remain effective following their completion in the future or that additional or a similar material weakness will not develop or be identified.

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

There were no repurchases of QRTEA or QRTEB during the three months ended September 30, 2022 under the Company’s share repurchase program.

During the three months ended September 30, 2022, 366 shares of QRTEA, no shares of QRTEB and 11 shares of Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units, and options.

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

QURATE RETAIL, INC.
Date: November 4, 2022	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer
Date: November 4, 2022	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-4