Form 10-K
period 2022-12-31
Qurate Retail, Inc.
filed 2023-03-01
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of Qurate Retail, Inc. computed by reference to the last sales price of Qurate Retail, Inc. common stock, as of the closing of trading on June 30, 2022, was approximately $987 million.

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of January 31, 2023 was:

Series A common stock	374,409,178
Series B common stock	8,373,512

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2023 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

QURATE RETAIL, INC.

2022 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1. Business.

General Development of Business

Qurate Retail, Inc. ("Qurate Retail", the “Company”, “we”, “us” and “our”), owns interests in subsidiaries and other companies which are primarily engaged in the video and online commerce industries.  Through our subsidiaries and affiliates, we operate in North America, Europe and Asia.  Our principal businesses and assets include our consolidated subsidiaries QVC, Inc. ("QVC"), Cornerstone Brands, Inc. (“CBI”), Zulily, LLC (“Zulily”) and other cost and equity method investments.

On September 23, 2011, Qurate Retail completed the split-off (the "LMC Split-Off") of a wholly owned subsidiary, Liberty Media Corporation ("LMC").  Following the LMC Split-Off, Qurate Retail and LMC operate as separately publicly traded companies and neither has any stock ownership, beneficial or otherwise, in the other.

Qurate Retail and LMC entered into certain agreements in order to govern certain of the ongoing relationships between the two companies. These agreements include a reorganization agreement, a services agreement (the “Services Agreement”) and a facilities sharing agreement (the “Facilities Sharing Agreement”). Pursuant to the Services Agreement, LMC provides Qurate Retail with general and administrative services including legal, tax, accounting, treasury and investor relations support. See below for a description of an amendment to the Services Agreement entered into in December 2019. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the Facilities Sharing Agreement, Qurate Retail shares office space with LMC and related amenities at LMC's corporate headquarters.

In December 2019, the Company entered into an amendment to the Services Agreement with LMC in connection with LMC’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s Chairman of the Board (the “Chairman”). Under the amended Services Agreement, components of his compensation would either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”), and Liberty Broadband Corporation (“Liberty Broadband”) (collectively, the “Service Companies”) or reimbursed to LMC, in each case, based on allocations among LMC and the Service Companies set forth in the amended Services Agreement.  For the years ended December 31, 2022 and 2021, the allocation percentage for the Company was 13% and 17%, respectively.  The amended Services Agreement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”).  A portion of the grants made to our Chairman during the year ended December 31, 2020 related to our Company’s allocable portion of these upfront awards.

* * * * *

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; direct and indirect impacts of COVID-19 (as defined below); the impact of the fire at the Rocky Mount fulfillment center; insurance recoveries; the sale leaseback transactions; the remediation of a material weakness; new service offerings; revenue growth at QVC; synergies; the recoverability of goodwill and other intangible assets; projected sources and uses of cash; repayment of debt; fluctuations in interest rates and foreign currency exchange rates; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item

7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished.  The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	The continuing global and regional economic impacts of the COVID-19 pandemic and other public health-related risks and events, on our customers, our vendors and our businesses generally;
●	customer demand for our products and services and our ability to attract new customers and retain existing customers by anticipating customer demand and adapting to changes in demand;
●	competitor responses to our products and services;
●	increased digital TV penetration and the impact on channel positioning of our programs;
●	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance, including availability, terms, deployment of capital and our level of indebtedness;
●	our ability to effectively manage our installment sales plans and revolving credit card programs;
●	the cost and ability of shipping companies, manufacturers, suppliers, digital marketing channels, and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	availability of qualified personnel;
●	the impact of the seasonality of our businesses;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (“FCC”), and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
●	domestic and international economic and business conditions and industry trends, including the impact of Brexit (as defined below) and the impact of inflation and increased labor costs;
●	increases in market interest rates;
●	changes in the trade policy and trade relations with China;
●	consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
●	system interruption and the lack of integration and redundancy in the systems and infrastructures of our businesses;
●	advertising spending levels;
●	changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and Internet protocol television and their impact on home shopping programming;
●	rapid technological changes;
●	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we operate;
●	natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control, including climate change;
●	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;
●	failure to successfully implement Project Athens (defined below); and
●	fluctuations in foreign currency exchange rates.

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

Description of Business

The following table identifies our subsidiaries:

Consolidated Subsidiaries
QVC, Inc.
Cornerstone Brands, Inc. Zulily, LLC

QVC

On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN, Inc. (“HSN”) in an all-stock transaction. On December 31, 2018, Qurate Retail transferred our 100% ownership interest in HSN to QVC, Inc. through a transaction among entities under common control. References throughout this Annual Report to “QVC” refer to QVC, Inc., which includes HSN, QVC U.S. and QVC International.

QVC curates and sells a wide variety of consumer products via highly engaging, video-rich, interactive shopping experiences, distributed to approximately 217 million worldwide households each day through its broadcast networks. QVC also reaches audiences through its websites (including QVC.com, HSN.com and others); virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); its applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, and Samsung TV Plus; mobile applications; its social media pages and over-the-air broadcasters. QVC believes it is a global leader in video retailing, e-commerce, mobile commerce and social commerce, with operations based in the United States ("U.S."), Germany, Japan, the United Kingdom ("U.K."), and Italy.

The goal of QVC is to extend its leadership in video commerce, e-commerce, streaming commerce and social commerce by continuing to create the world’s most engaging shopping experiences, combining the best of retail, media and social, highly differentiated from traditional brick-and-mortar stores or transactional e-commerce. QVC provides customers with curated collections of unique products, made personal and relevant by the power of storytelling. QVC curates experiences, conversations and communities for millions of highly discerning shoppers, and also reaches large audiences, across its many platforms, for its thousands of brand partners.

QVC offers a wide assortment of high-quality merchandise and classifies its products into six groups: home, beauty, apparel, jewelry, accessories and electronics. It is QVC’s product sourcing team's mission to research and curate compelling and differentiated products from manufacturers who have sufficient scale to meet anticipated demand. QVC offers many exclusive and proprietary products, leading national brands and limited distribution brands offering unique items. Many of QVC’s products are endorsed by celebrities, designers and other well-known personalities who often join its presenters on its live programming and provide lead-in publicity on their own social media pages, websites and other customer touchpoints. QVC believes that its ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. QVC closely monitors customer demand and its product mix to remain well-positioned and relevant in popular and growing retail segments, which it believes is a significant competitive advantage relative to competitors who operate brick-and-mortar stores.

For the year ended December 31, 2022, approximately 95% of QVC's worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from QVC during the prior twelve months and customers who previously made a purchase from QVC but not during the prior twelve months). In the same period, QVC attracted approximately 2.8 million new customers and the global e-commerce operation comprised $5.7 billion, or 57.2%, of QVC's consolidated net revenue for the year ended December 31, 2022.

QVC operates twelve distribution centers and five contact centers worldwide. In 2022, QVC’s work force consisted of approximately 20,800 employees who handled approximately 112 million customer calls, shipped approximately 216 million units globally and served approximately 13.2 million unique customers. QVC believes its long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Charter Communications and Cox), satellite television providers (e.g., DISH and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide it with broad distribution, favorable channel positioning and significant competitive advantages. QVC believes that its significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payment options, international reach and scalable infrastructure distinguish QVC from its competitors.

On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC U.S. brands and expand the company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength. During 2022 QVC commenced the first phase of Project Athens including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan. QVC recorded restructuring charges of $24 million in restructuring and fire related costs, net of (recoveries) in the consolidated statement of operations during the year ended December 31, 2022, related to the workforce reduction.

QxH

QxH's programming is distributed in the U.S., 20 hours per day of live programming, 364 days per year, to approximately 93 million television households and is distributed to approximately 99% of households subscribing to services offered by television distributors. QxH's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full time basis, including the main QVC and HSN channels as well as the additional channels of QVC2, QVC3 and HSN2. These additional channels offer viewers access to a broader range of QxH programming options as well as more relevant programming for viewers in different time zones. QxH also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QxH to reach customers who previously did not have access to the program through other television platforms.

QxH's programming is also available through QVC.com and HSN.com (collectively, QVC’s "Websites") as well as virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, and Samsung TV Plus; mobile applications; its social media pages and over-the-air broadcasters (collectively, QVC’s "Digital Platforms"). QxH’s Digital Platforms enable consumers to purchase goods offered on its broadcast programming along with a wide assortment of products that are available only on its Websites. QxH’s Websites and other Digital Platforms are natural extensions of its business model, allowing customers to engage in its shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, QxH’s Websites and mobile applications allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account. For the year ended December 31, 2022, approximately 85% of new QxH customers made their first purchase through QxH’s Digital Platforms. QxH, including its Digital Platforms, contributed $7.4 billion, or 74%, of consolidated net revenue and $750 million of Adjusted OIBDA (defined Part II, Item 7 of this report) for the year ended December 31, 2022. QxH Digital Platform revenue as a percentage of total QxH net revenue was 60.5%, 60.4% and 59.8% for the years ended December 31, 2022, 2021 and 2020, respectively.

QVC International

QVC International’s business brings the QVC shopping experience to approximately 124 million households outside the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, and Italy. Similar to QxH, QVC

International’s business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social media pages. QVC International product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2022, QVC International operations, including its Digital Platforms, generated $2.5 billion, or 26%, of consolidated QVC net revenue and $358 million of Adjusted OIBDA. QVC International Digital Platform revenue as a percentage of total QVC International net revenue was 47.5%, 47.4% and 45.8% for the years ended December 31, 2022, 2021 and 2020, respectively.

Merchandise

QVC’s global merchandise mix features: (i) home, (ii) apparel, (iii) beauty, (iv) accessories, (v) electronics and (vi) jewelry. Many of its brands are exclusive, while others are created by well-known designers. QVC’s global sales mix is provided in the table below:

	Years ended December 31,
Product category	2022	2021	2020
Home	40%	40%	42%
Apparel	18%	16%	14%
Beauty	17%	18%	18%
Accessories	11%	11%	11%
Electronics	9%	10%	10%
Jewelry	5%	5%	5%
Total	100%	100%	100%

Unlike traditional brick-and-mortar retailers with inventories across a network of stores, QVC is able to quickly adapt its offerings in direct response to changes in its customers purchasing patterns. QVC utilizes a test and re-order model to determine initial customer demand. Through constant monitoring, QVC aims to manage its product offerings to maximize net revenue and fulfill current demand in large growth segments where it can gain a greater share of its customers' purchases. QVC’s merchandising team is dedicated to continually researching, pursuing and launching new products and brands. With a mandate to deliver hard-to-find value, its merchants find and curate collections of high quality goods from manufacturers with the scale to offer sufficient supply to QVC’s existing and future customers. QVC maintains strong relationships with its vendors, which are attracted by the showcasing and story-telling elements of its programming, and the volume of sales during featured presentations.

QVC purchases, or obtains on consignment, products from U.S. and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC has attracted some of the world's most respected consumer brands as well as celebrities, entrepreneurs and designers to promote these brands. Brand leaders such as HP, Apple, Barefoot Dreams, Dyson, Skechers and Philosophy reach a broad audience while product representatives share the stories behind these brands. QVC has agreements with celebrities, entrepreneurs and designers such as Isaac Mizrahi, Curtis Stone and Giuliana Rancic enabling it to provide entertaining and engaging programming that develops a lifestyle bond with its customers. These celebrity personalities and product representatives often provide pre-appearance publicity for their QVC products on their own social media pages and broadcast shows, enhancing demand during their QVC appearances. QVC presents and promotes across its networks, websites, mobile applications and social media platforms, allowing shoppers to engage with QVC on multiple platforms and devices.

QVC does not depend on any single supplier or designer for a significant portion of its inventory purchases.

Distribution

QVC distributes its programming via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., Italy and neighboring countries. QVC also transmits its programming over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., QVC uplinks its digital programming transmissions using a third-party service, or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, the signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. The transponder service agreements for the U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QxH expire between 2023 and 2025.  The service agreements for QVC International transponders and terrestrial transmitters expire between 2023 and 2029.

QVC continually seeks to expand and enhance its broadcast and e-commerce platforms, as well as to further its international operations and multimedia capabilities. In addition to its websites and mobile applications, QVC continues to adapt to emerging technologies to offer elements of its programming via new technologies. To reach consumers who use online sources for viewing content, QVC programming is being offered through virtual multichannel video providers (including Hulu + Live TV, DirecTV Stream and YouTube TV), online video distributors and programming networks that provide its content directly to consumers over the internet rather than through traditional television services (including Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, and Samsung TV Plus).  In 2022, QVC launched on The Roku Channel, a leader in free, ad-supported streaming TV.

Affiliation Agreements

QVC enters into long-term affiliation agreements with certain of its television distributors who downlink its programming and distribute the programming to customers. QVC's affiliation agreements with distributors have termination dates ranging from 2023 to 2026. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. Although QVC is typically successful in obtaining and renewing these agreements, it does not have distribution agreements with some of the distributors that carry its programming. QVC is currently providing programming without affiliation agreements to distributors representing approximately 7% of its QVC channel distribution and 1% of its HSN channel distribution. Some of its international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

In return for carrying QVC's signals, most programming distributors for its U.S. distribution receive an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain Internet sales to customers located in the programming distributor's service areas. In some cases, QVC also pays programming distributors additional compensation in the form of incentives in exchange for their commitments to maintain specific channel positioning benchmarks. QVC International programming distributors predominantly receive an agreed-upon annual fee, a monthly or yearly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements.

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

Demographics of customers

QVC enjoys a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2022, approximately 89% of its shipped sales came from repeat customers (i.e., customers who made a purchase from QVC during the prior twelve months), who spent an average of $1,324 each during this period. An additional

5% of shipped sales in that period came from new customers and the remaining 6% of shipped sales came from reactivated customers (i.e., customers who previously made a purchase from QVC, but not during the prior twelve months).

On a trailing twelve month basis, total consolidated customers were approximately 13.2 million which includes 8.9 million QxH customers and 4.3 million QVC International customers. QVC believes its core customer base represents an attractive demographic target market. Based on internal customer data for QxH, approximately 39% of its 8.9 million customers for the twelve months ended December 31, 2022 were women between the ages of 35 and 64.

QVC does not depend on any single customer for a significant portion of its revenue.

Order taking and fulfillment

QVC takes a majority of its orders via its websites and via mobile applications on iPhone, iPad, Apple Watch, Android and other devices. QxH and QVC International customers placed approximately 42% and 35%, respectively, of all orders directly through their mobile devices in 2022.

QVC primarily utilizes home based customer service agents to handle calls, e-mail contacts and social contacts, allowing staffing flexibility for peak volume hours. In addition, QVC utilizes computerized interactive voice response order systems for telephonic orders, which handle approximately 24% of all orders taken on a worldwide basis. QxH has eight distribution centers and QVC International has four distribution centers. QVC’s distribution centers and drop ship partners shipped, on average, 413,000 units per day at QxH and 178,000 units per day at QVC International during 2022.

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

Domestically, QVC has registered tradenames and service marks including, but not limited to its brand names and logo, "QVC," "Quality Value Convenience," the "Q Logo," and "Q" and trademarks for its proprietary products sold such as "Arte D'Oro," "Cook's Essentials," "Denim & Co.," "Diamonique," “Nature’s Code,” "Northern Nights" and "Ultrafine Silver."  Similarly, foreign registrations have been obtained for many tradenames and service marks for its brand names, logo and propriety products including, but not limited to, "QVC," the "Q Logo," "Q," "Cook’s Essentials," "Denim & Co.," "Diamonique" and "Northern Nights."

HSN has numerous tradename registrations or pending applications in the U.S. which help to expand HSN’s brand awareness.  These registrations and applications include the “HSN” brand name and the “HSN logo” as well as registrations for HSN’s proprietary products and services, including, but not limited to, “HSN Shop By Remote,” “Technibond,” and “Concierge Collection.”

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

CBI

CBI consists of a portfolio of aspirational home and apparel brands. Although there is some overlap in the product offerings, the home brands are comprised of Ballard Designs, Frontgate, and Grandin Road. Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 22 retail and outlet stores located throughout the United States.

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

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2022 of approximately 155 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors. Branded catalogs are designed in-house, which enables each individual brand to control the process.

CBI also operates websites for each of its featured brands, such as BallardDesigns.com, Frontgate.com, GarnetHill.com, and GrandinRoad.com. These websites serve as additional storefronts for products featured in related print catalogs, as well as provide customers with additional content and product assortments to support and enhance their shopping experience. Additional content provided by these websites, which differs across the various websites, includes decorating tips, measuring information, online design centers, gift registries and travel centers, as well as a feature that allows customers to browse the related catalog online.

The CBI brands differentiate themselves by offering customers an assortment of innovative proprietary and branded apparel and home products. In many cases, CBI seeks to secure exclusive distribution rights for certain products. CBI employs in-house designers and partners with leading manufacturers and designers to aid in the development of its unique, exclusive product assortment. The CBI brands use their respective websites and e-mail marketing to promote special offers, including cross-promotions for other CBI brands. CBI believes that these affiliations enhance the awareness of the CBI brands among consumers as well as strengthen its various brands overall. CBI has also been extending its distributed commerce platform through both its experiential and more traditional retail and outlet stores, as a marketing tool to increase demand in the overall regions where the stores reside.

Zulily

Zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles every day. The Zulily website was launched in January 2010. Through its app, mobile and desktop experiences, Zulily helps its customers discover new and unique products at great values that they would likely not find elsewhere. Zulily’s merchandise includes women’s, children’s and men’s apparel and other products such as home, accessories and beauty products. Zulily sources its merchandise from a variety of vendors, including emerging brands and smaller boutique vendors, as well as larger national brands. Zulily has built a large scale and uniquely curated shopping experience.

Every morning, Zulily launches a variety of flash sales events. These events feature thousands of product styles from different vendors and typically last for 72 hours. Product offerings are generally only available for a limited time and in a limited quantity, creating urgency to browse, discover and purchase.

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

Continual innovation through investment in technology is fundamental to Zulily’s business. Zulily uses its technology platform to improve the experience of its customers and vendors, increase the purchase frequency and average order size and optimize the efficiency of its business operations. Investments in technology and data science helps place the right product in front of the right customer at the right time. Zulily’s scalable platform uses custom-built and third-party technologies to support its specific customer and vendor requirements, including handling significant spikes in site traffic and transactions on a daily basis, and the rapid and complex supply chain needs that are unique to Zulily’s flash sales. Zulily believes it can quickly scale its infrastructure to accommodate significantly higher volumes of site traffic, customers, orders and the overall growth of its business.

To best serve its customers and vendors, Zulily has a custom, fully integrated fulfillment infrastructure consisting of receiving, sorting, inventory management and repackaging systems which are driven by proprietary fulfillment management software. Zulily’s supply chain solution efficiently handles the small-to-medium lot sizes and high inventory turnover required by constantly changing, limited-time product offerings. Zulily has historically operated a minimal inventory, intermediary model where it typically takes customer orders before purchasing inventory from vendors. As a result, Zulily is able to offer a much larger selection of products to customers and to generate greater sales for vendors, who are able to match a broader range of their product supply to actual customer demand. Late in 2022, Zulily began to explore new merchandising and procurement strategies that may result in the Company pre-purchasing and holding certain inventory before eventual sale. In addition, Zulily also offers third party fulfillment services to its vendors which allows vendors to store their inventory in Zulily’s warehouses and fulfill orders for Zulily’s events or other retail channels and has helped reduce shipping times to Zulily customers.

Zulily views its target market broadly and competes with any retailer where its customers shop. It faces significant competition from both online and brick-and-mortar retailers, competing on: product curation and selection, personalization, price, convenience, ease of use, consumer experience, vendor satisfaction and shipping time and cost.

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

Internet Services

Our online commerce businesses are subject, both directly and indirectly, to various domestic and foreign laws and governmental regulations. Certain of these businesses engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act ("COPPA") prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. The Federal Trade Commission ("FTC") has adopted regulations implementing COPPA. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. The new Congress likely will consider legislation regarding online commerce matters. In 2016, Congress enacted a permanent moratorium on state and local taxes on Internet access.

Our online commerce businesses also are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”) which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the E.U. invalidated the “Safe Harbor Framework,” which had allowed companies to collect and process personal data in E.U. nations for use in the U.S. The E.U.-U.S. Privacy Shield which replaced the Safe Harbor Framework and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S.  On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of Standard Contractual Clauses ("SCCs") - another key mechanism to allow data transfers between the U.S. and the E.U. The European Commission adopted revised SCCs on June 4, 2021. In March 2022, the U.S. and the European Commission announced a new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield.  On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF. On February 10, 2021, the Council of the E.U. adopted final regulations regarding privacy and electronic communications that would complement the GDPR, including additional regulation of the Internet tracking tools known as “cookies.”  The final regulations are subject to review by the European Parliament and the European Commission, and may be enacted in 2023. Following the “Brexit” withdrawal of the United Kingdom (“U.K.”) from the E.U. on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to the data protection laws in the European Economic Area.  Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.

In the U.S., Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued regulations and guidance regarding the law.  In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and extends the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions became effective on January 1, 2023. In addition, Virginia enacted the Consumer Data Protection Act in March 2021, which regulates the handling of personal data and became effective on January 1, 2023, and Colorado enacted a personal data protection law in July 2021, the Colorado Privacy Act, which takes effect on July 1, 2023. Utah and Connecticut also have enacted consumer privacy statutes, and additional states likely will consider consumer privacy legislation in 2023. Complying with these different national and state privacy requirements may cause the Company to incur substantial costs. The Company also generally has and posts on its websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect the Company’s business. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the FCC amended its regulations under the Telephone Consumer Protection Act ("TCPA"), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses' websites to purchase products and services, such businesses could be harmed.  Congress, individual states and foreign authorities may consider additional online privacy legislation.

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

In 2015, the FCC adopted open Internet rules that reclassified wireline and wireless broadband services as Title II common carrier services and regulate broadband services offered by Internet service providers (“ISPs”) under Title II, Title III and Section 706 of the Telecommunications Act of 1996.  Among other things, the regulations prohibited ISPs from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration. In 2017, the FCC adopted a Declaratory Ruling, Report and Order (“2017 Order”) that, among other things, eliminates these prohibitions.  The 2017 Order does require ISPs to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization.  In 2019, the D.C. Circuit ruled on numerous appeals by interested parties and largely upheld the 2017 Order.  However, the D.C. Circuit vacated that portion of the 2017 Order that preempted inconsistent state and local regulations and remanded the 2017 Order for further consideration of its effects on public safety, pole attachment regulation and the Lifeline support program.  On October 27, 2020, the FCC adopted a report and order on remand which affirmed its prior conclusions regarding these issues.  The FCC and/or Congress may seek to re-impose the open Internet rules or some variation thereof.  California has adopted requirements similar to the open Internet rules, and other states may consider similar legislation.

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

Human Capital

Headcount.  As described above, our Company is party to a Services Agreement with LMC, pursuant to which, as of December 31, 2022, 83 LMC corporate employees provide certain management services to the Company for a determined fee. As a result, our Company is not responsible for the hiring, retention and compensation of these individuals (except that our Company does grant equity incentive awards to these individuals). However, our Company directly benefits from the efforts undertaken by LMC to attract and retain talented employees. LMC strives to create a diverse, inclusive and supportive workplace, with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Our Company fully supports these efforts.

Additionally, as of December 31, 2022, our consolidated subsidiaries had an aggregate of approximately 24,600 full and part-time employees.  Employment levels fluctuate due to seasonal factors affecting our business. Additionally, our consolidated subsidiaries utilize independent contractors and temporary staffing agency personnel to supplement their workforce, particularly on a seasonal basis. We believe that our employee relations are good and a key factor in our workforce strategy.

Diversity, Equity, & Inclusion (“DE&I”). We remain committed to fostering an inclusive culture that ensures fairness and a sense of belonging for our employees, business partners and the customer experiences we offer by leveraging diversity in all its forms to deliver on our promise to continuously exceed expectations. Our DE&I commitments focus on the following areas: leadership representation, leadership accountability, education and awareness, culture, consumers & marketplace, community impact, and transparency. We serve a broad and diverse range of customers around the world and we strive to understand the lives they lead in order to deliver authentic customer experiences with meaningful curated products.  For this reason, we embrace the benefits that the diverse backgrounds, perspectives and experiences of our employees bring to our culture and the decisions we make. We aim to ensure that we consistently apply a lens of inclusion and equity in our processes and decisions relating to our employees, business partners, products, and customer experiences. We are taking steps to help employees discover new perspectives, build empathy, have critical conversations about topics such as race, microaggressions and allyship, and support each other. We have expanded Team Member Resource Groups to promote employee connections, career development, community impact and consumer and marketplace growth. We are delivering our DE&I training to all employees via online modules, videos, e-learning, and in-person facilitated experiences. We are also continuing our efforts to attract and grow diverse talent and suppliers, offer inclusive product assortments, and ensure broad representation in our marketing, digital, and on-air activities.

Employee Engagement and Enablement. To improve employee engagement and enablement, our consolidated subsidiaries conduct an annual employee engagement survey and various pulse surveys throughout the year on topics such as company direction, leadership, culture, performance and rewards, and change management. The results of these surveys are used by management to improve the overall employee experience and retention, as well as help to inform our approach to company programs and practices. For example, based in part on feedback from team members regarding work from home arrangements instituted in response to the outbreak of COVID-19, in 2022 we introduced a new flexible distributed workforce model which allows some of our team members to have the option to work from home most of the time based on a schedule approved by our team members’ respective management team.

Health and Safety.  We are committed to maintaining a safe and secure work environment and have specific safety programs and protocols in place to protect our team members. This includes administering a comprehensive occupational injury- and illness-prevention program and training for team members. In addition to offering a variety of comprehensive health benefits plans, we also offer our team members a variety of mental, emotional, and physical wellness resources, among a number of other initiatives, such as greater access to telemedicine and home care help. We also continue to monitor governmental response to the COVID-19 pandemic, and where applicable, continue to comply with country, state and local restrictions related to addressing COVID-19 risks.

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

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations

Risk Factor Summary

Risks Related to Our Financial Condition and Business

●	Improvements in operating results from expected savings in operating costs from Project Athens and other cost saving and business improvement initiatives may not be realized in the anticipated amounts, may take longer to be realized, or could be realized only for a limited period.
●	Our subsidiary QVC depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all.
●	The COVID-19 pandemic negatively impacted, and future pandemics or epidemics may negatively impact, our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable.
●	New legislation or regulations related to climate change and increased focus by governmental and non-governmental organizations, stockholders and customers on sustainability issues may have a material adverse effect on our business and results of operations.
●	Our businesses are subject to risks of adverse government regulation.
●	Our subsidiaries and business affiliates conduct their businesses under highly competitive conditions.
●	The sales and operating results of our businesses depend on their ability to attract new customers, retain existing customers and predict or respond to consumer preferences.
●	We depend on the continued growth of e-commerce in general and Zulily depends on the flash sales model in particular.
●	The failure of QVC to maintain suitable placement for its programming or to adapt to changes in consumer behavior driven by online video distribution platforms for viewing content could adversely affect its ability to attract and retain television viewers and could result in a decrease in revenue.
●	Any continued or permanent inability of QVC to transmit its programming via satellite would result in lost revenue and could result in lost customers.
●	Certain of our subsidiaries and business affiliates may fail to adequately protect their intellectual property rights or may be accused of infringing intellectual property rights of third parties.
●	Our subsidiaries offer installment payment options on most of their respective merchandise. Failure to effectively manage such installment payment options could negatively impact our results of operations.
●	Increases in labor costs.
●	Natural disasters, political crises, and other catastrophic events or other events outside of our control, including climate change, may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects.
●	Impairment of our goodwill or other intangible assets.

Risks Related to Technology and Information Security

●	We have identified a material weakness in our internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations.
●	Rapid technological advances could render the products and services offered by our subsidiaries and our business affiliates obsolete or non-competitive.
●	Our E-commerce business could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as our inability to monetize the resulting web traffic.
●	System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiary QVC and our other online commerce and catalog businesses may adversely affect their ability to, as applicable, operate their businesses, transmit their television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations.
●	The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
●	Our businesses may experience difficulty in the ongoing development, implementation and customer acceptance of applications for personal electronic devices, which could harm their business.
●	Our businesses are subject to cyber security risks, including security breaches and identity theft.

Risks Related to our Facilities and Third-Party Suppliers and Vendors

●	Our programming and online commerce businesses rely on distribution facilities to operate their business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into their operations, could have a material adverse impact on their business.
●	Our home television and online commerce businesses rely on independent shipping companies to deliver the products they sell.
●	Our programming and online commerce businesses depend on their relationships with third party suppliers and vendors and any adverse changes in these relationships could adversely affect our results of operations.
●	The unanticipated loss of certain larger vendors or the consolidation of our programming and online commerce businesses’ vendors could negatively impact their sales and profitability on a short term basis.

Risks Related to the Seasonality of Our Business

●	Certain of our businesses face significant inventory risk.
●	The seasonality of our businesses places increased strain on their operations.

Risk Related to Management and Key Personnel

●	The success of our home television and online commerce businesses depends in large part on their ability to recruit and retain key personnel capable of executing their unique business models.
●	We have overlapping directors and officers with LMC, TripAdvisor Holdings, Liberty Broadband, and, following LMC’s proposed split-off of its subsidiary Atlanta Braves Holdings, Inc. (“ABH”), are expected to have overlapping directors and officers with ABH, which may lead to conflicting interests.

Risks Related to Economic Conditions

●	Certain of our subsidiaries and business affiliates have operations outside of the U.S. that are subject to numerous operational and financial risks.
●	Weak and uncertain economic conditions worldwide may reduce consumer demand for our businesses’ products and services.
●	Increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our businesses.
●	Significant developments stemming from U.S. and international trade policy with China, including in response to forced labor and human rights abuses in China, may adversely impact our businesses and operating results.

Risks Related to Our Indebtedness and Common Stock

●	QVC has significant indebtedness, which could limit its flexibility in responding to current market conditions, restrict its business activity and adversely affect our financial condition.
●	QVC may need to refinance its indebtedness.
●	Covenants in QVC’s debt agreements restrict its business in many ways.
●	QVC may be adversely affected by the discontinuance of the London Inter-Bank Offered Rate and the transition to alternative reference rates.
●	A substantial portion of our consolidated debt is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service that debt and our other financial obligations.
●	We have disposed of the reference shares underlying the exchangeable debentures of LI LLC, which exposes us to liquidity risk.
●	Transactions in our common stock by our insiders could depress the market price of our common stock.
●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

Risks Related to Our Financial Condition and Business

Improvements in operating results from expected savings in operating costs from Project Athens and other cost saving and business improvement initiatives may not be realized in the anticipated amounts, may take longer to be realized, or could be realized only for a limited period. In 2022, Qurate Retail announced Project Athens, a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC-U.S. brands and expand the Company’s leadership in video streaming commerce. During 2022 the first phase of Project Athens was commenced, and included actions to reduce inventory and a planned workforce reduction. It is expected that Project Athens will complete its objectives by the end of 2025. However, in order to implement this or any other future cost savings or business improvement initiatives, we have incurred, or expect to incur, additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with the initiatives. These initiatives could also divert the attention of management and cause disruptions in the Company’s business, which could have an adverse impact on the business and financial results. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed. These factors or future developments could include the incurrence of higher than expected costs or delays in workforce reduction measures, actual savings differing from anticipated cost savings, anticipated benefits from business improvement initiatives not materializing and disruptions to normal operations or other unintended adverse impacts resulting from the initiatives.

Our subsidiary QVC depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all. QVC currently distributes its programming through affiliation or transmission agreements with many television service providers, including, but not limited to, Comcast, DIRECTV, Charter, DISH, Verizon, and Cox in the U.S., Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom in Germany, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc. in Japan, A1 Telekom Austria AG and UPC Telekabel Wien GmbH in Austria, British Sky Broadcasting, Freesat, Freeview and Virgin Media in the U.K., and Mediaset, Hot Bird and Sky Italia in Italy. QVC’s affiliation agreements with its distributors are scheduled to expire between 2023 and 2026.

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

The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. QVC does not have distribution agreements with some of the cable operators that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing approximately 7% of its QVC U.S. distribution, and approximately 1% of its HSN distribution. Some of QVC’s international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

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

The COVID-19 pandemic negatively impacted our business, and future pandemics or epidemics may negatively impact, our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable.  The COVID-19 pandemic, resulted in significant disruption to the global economy, has negatively impacted us and our operations, and is expected to continue to impact us and our operations in 2023. Ongoing or heightened resurgences of COVID-19 including new variants, or the occurrence of another pandemic or epidemic could recreate and/or exacerbate the risks and adverse impacts described below. For example, during the outbreak of COVID-19, the stay at home restrictions imposed in response to COVID-19 led many traditional brick-and-mortar retailers to temporarily close their stores but allowed distance retailers, such as QVC, to continue operating. As a result, QVC initially experienced an increase in new customers and an increase in demand for certain categories, such as home and electronics. However, as the stay-at-home restrictions were moderated, traditional brick-and-mortar retailers were allowed to reopen their stores and consumers were able to resume prepandemic shopping habits. Beginning in the second quarter of 2021, and continuing through the fourth quarter of 2022, QVC observed a decline in customers and a decline in demand for its products. As a result of resource constraints related to the global response to COVID-19, QVC experienced delays in receiving merchandise at certain fulfillment centers. As a result, QVC had to limit the number of products it is able to promote on air. QVC’s programming could be further disrupted if any of its on-site employees were suspected or confirmed of having COVID-19 or other illnesses and such illness required it to quarantine some or all such employees or disinfect our locations. Additionally, in some cases, the move to a remote work arrangement for QVC’s employees will be permanent, which has allowed QVC to reduce office space. COVID-19 also has had an adverse impact on QVC’s supply chain due to factory closures, shipping and trucking delays and labor shortages, resulting in shipping delays and other resource constraints related to the products it imports and those it produces domestically. As a result, QVC’s manufacturers and vendors were unable to produce and deliver the products is sells, either on a timely basis or at all. Additionally, factory closures, shipping and trucking delays and labor shortages resulted in QVC’s manufacturers and vendors experiencing financial difficulties. Ongoing or heightened resurgences of COVID-19, including new variants in the future, or the occurrence of another pandemic or epidemic could result in the inability of manufacturers and vendors to meet QVC’s supply needs in a timely manner, or at all, could cause QVC to shift product promotion to items which are available, but possibly not in demand, which could have a negative impact on sales. For example, beginning in the second quarter of 2021, QVC saw increased product shortages as a result of high market demand in some product categories such as home and electronics. As a result, although QVC normally plans its product presentations months in advance based on its expectations of consumer demand, supply chain issues required that it shift or reschedule a number of product presentations due to a lack of product availability. In some cases, the products were part of a broader marketing campaign, which also impacted the sale of related items that were originally intended to leverage off of the shifted product promotion.

Delays by manufacturers and vendors could also result in delays to delivery dates to QVC’s customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices and ultimately, termination of customer relationships. For example, beginning in the second quarter of 2021, QVC experienced escalating shipping disruptions due to challenges in the global supply chain and labor market. Although these product shortages and supply chain disruptions have moderated, in the event of ongoing or heightened resurgences of COVID-19, including new variants in the future, or the occurrence of another pandemic or epidemic, QVC cannot be certain that it will be able to identify alternative sources for its products without delay or without greater cost to QVC.

Additionally, the COVID-19 pandemic, or a future pandemic or epidemic, may adversely impact QVC’s ability to comply with various legal and contractual obligations and may expose it to increased litigation, including labor and employment claims, breach of contract claims and consumer claims by its customers. QVC’s insurance coverage may not be applicable to, or sufficient to cover, all claims, costs, and damages it may incur as a result of COVID-19, or future pandemic or epidemic, related claims, which would result in QVC bearing such costs and could have a material adverse effect on its business, financial condition and results of operations.

In addition, there are several adverse impacts of COVID-19 that have caused and could continue to cause a material negative impact to QVC’s financial results, including its capital and liquidity, for 2023 and beyond. These include reduced demand for products it sells; decreases in the disposable income of existing and potential new customers; the impacts of inflation or recession; increased currency volatility resulting in adverse currency rate fluctuations; higher interest rates, higher unemployment; labor shortages; and an adverse impact to QVC’s supply chain and shipping disruptions for both the products it imports and purchases domestically and the products it sells, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints.  There can be no assurance that QVC will be able to accurately predict or plan for any long-term effects on its business, and thus the ultimate impacts of COVID-19, or a future pandemic or epidemic, on its business, financial condition and result of operations remain uncertain.

Even after the COVID-19 pandemic subsides, or in the event of a heightened resurgences of COVID-19, including new variants in the future, or the occurrence of another pandemic or epidemic, the U.S. economy and other major global economies may experience a recession, and QVC anticipates its businesses and operations would be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

New legislation or regulations related to climate change and increased focus by governmental and non-governmental organizations, stockholders and customers on sustainability issues may have a material adverse effect on our business and results of operations. Federal, state and local governments, as well as some of our customers, are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing the proposed rule, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule as proposed. To the extent this rule is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks.

Legislation or regulations related to climate change that potentially impose restrictions, caps, taxes or other controls on energy use, packaging and waste, sustainable supply chain practices, animal health and welfare and water use may have a material adverse effect on our results of operations. Such restrictions, caps, taxes or other controls related to climate change may also increase the operating costs of our various vendors, which in turn could increase our cost of doing business or impact our revenues. Additionally, if our various vendors are unable or unwilling to comply with providing us the necessary greenhouse gas information potentially required by legislative or regulatory actions related to climate change, our cost of disclosure, revenues or reputation may be materially adversely affected. In addition, our revenues could decrease if we are unable to meet customer sustainability requirements or competitive pressures to source products that are perceived as “green.” These additional costs, changes in operations or loss of revenues may have a material adverse effect on our business and results of operations.

Our subsidiaries and business affiliates conduct their businesses under highly competitive conditions. Although QVC is one of the nation’s largest home shopping networks, it has numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, and Internet retailers. In addition, QVC competes with other televised shopping retailers, such as ShopHQ in the U.S., Shop Channel in Japan, HSE 24 in Germany and Italy, and Ideal World in the U.K., infomercial retailers, Internet retailers, including livestream shopping retailers, and mail-order and catalog companies. QVC also competes for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Similarly, Zulily and CBI compete with e-commerce businesses such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers such as Target Corporation and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc. CBI also competes with other mail-order and catalog companies. Zulily expects increased competition with companies employing a flash sales model as there are no significant barriers to entry. Competition is characterized by many factors, including assortment, advertising, price, quality, services, accessibility, the attractiveness and ease of use of digital platforms, cost and speed of options for delivery, reputation and credit availability, as well as the financial, technical and marketing expertise of competitors. For example, many of our businesses’ competitors have greater resources, longer histories, more customers and greater brand recognition than our businesses do, and competitors may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. In addition, many retailers, especially online retailers with whom our subsidiaries and business affiliates compete, are increasingly offering customers aggressive shipping terms, including free or discounted expedited shipping. As these practices become more prevalent, our subsidiaries and business affiliates may experience further competitive pressures to attract customers and/or to change their shipping programs. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Such business combinations or alliances may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. This may cause QVC’s customers to elect to purchase products from a competitor that they would have historically purchased from QVC, resulting in less revenue to QVC. If our subsidiaries and business affiliates do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.

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

The sales and operating results of our businesses depend on their ability to attract new customers, retain existing customers and predict or respond to consumer preferences. In an effort to attract and retain customers, these businesses engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources. For example, QVC and CBI have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in connection with the growth and maintenance of their brands generally, as well as in the continuing efforts of their businesses to increasingly engage customers through online digital marketing. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, costs associated with the production and distribution of television programming (in the case of QVC), paper and printing costs for catalogs (in the case of CBI) and costs associated with digital marketing, including marketing on third-party platforms such as Google and Facebook, have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue. These companies also continuously develop new retail concepts and adjust their product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse effect on the businesses of these subsidiaries and business affiliates. Consumer spending may be affected by many factors outside of their control, including competition from store-based retailers, mail-order and third-party Internet companies, consumer confidence and preferences, and general economic conditions.

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

Any continued or permanent inability of QVC to transmit its programming via satellite would result in lost revenue and could result in lost customers. The success of our subsidiary QVC is dependent upon its continued ability to transmit its programming to television providers from its satellite uplink facilities, and for QVC’s distributors to continue to receive its programming at its satellite earth station downlink facilities. These transmissions are subject to FCC regulation and compliance with the U.S. and foreign regulatory requirements in QVC’s international operations. In most cases, QVC has entered into long-term satellite transponder leases to provide for continued carriage of its programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying its programming. Although QVC believes that it takes reasonable and customary measures to ensure continued satellite transmission capability and believes that these international transponder service agreements can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if QVC is not able to successfully negotiate renewals or replacements of any of its expiring transponder service agreements in the future.

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

Our subsidiaries offer their installment payment option on most of their merchandise and, in certain circumstances offer it as the default payment option. The failure of our subsidiaries QVC U.S., QVC International, HSN and Zulily to effectively manage the Easy-Pay, Flexpay, Smart-Pay and revolving credit card programs as applicable, could negatively impact our results of operations. QVC offers an installment payment option in all of its markets other than Japan, which is available on certain merchandise it sells. This installment payment option is called “Easy-Pay” at QVC U.S. and in the U.K., “Q-Pay” in Germany and Italy, and “Flex-Pay” at HSN. QVC’s installment payment option is currently offered on most of its merchandise and for QVC U.S. website and mobile sales and QVC U.K. mobile sales, is set as the default payment option on all products on which it is offered. Full payment for merchandise at the time of sale would require the customer to affirmatively change to that option. QVC’s installment payment option, when offered, allows customers to pay for certain merchandise in multiple interest-free monthly installments. When the installment payment option is offered by QVC U.S. and QVC International and elected by the customer (or if the customer inadvertently purchases merchandise using the installment payment option because it was the default payment option), the first installment is typically billed to the customer’s credit or debit card upon shipment. Generally, the customer’s credit or debit card is subsequently billed in additional monthly installments until the total purchase price of the products has been billed. QVC U.S. and QVC International cannot predict whether customers will pay their installments when due or at all, regardless of whether the customer would have preferred to pay in one lump-sum but did not opt out of the installment payment option. Accordingly, QVC maintains an allowance for customer bad debts arising from these late and unpaid installments. This provision for customer bad debts is provided as a percentage of accounts receivable based on QVC’s historical experience in the period of sale and is included within selling, general and administrative expense. To the extent that customers elect installment payment options at greater rates, or to the extent the number of customers failing to opt out of the default installment payment option increases, QVC would be required to maintain a greater allowance for customer bad debt and to the extent that installment payment option losses exceed historical levels, our and QVC’s results of operations may be negatively impacted.

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

Natural disasters, political crises, and other catastrophic events or other events outside of our control, including climate change, may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects. Our businesses operate regional headquarters and administrative offices, distribution centers and contact centers worldwide. If any of these facilities or the facilities of our businesses’ vendors or third-party service providers are affected by natural disasters (such as fires, earthquakes, tsunamis, power shortages or outages, floods or monsoons), public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability, insurrections or other conflict), or other events outside of our businesses’ control, our businesses, financial condition and results of operations could be materially adversely affected. For example, on December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina, during which one contractor lost his life. Rocky Mount was QVC’s second-largest fulfillment center processing 25% to 30% of volume for QVC-U.S. and also served as QVC-U.S.’s primary returns center for hard goods. QVC does not plan to reopen the Rocky Mount facility. Instead, inbound deliveries have been diverted to other distribution facilities within QVC’s distribution network and third-party logistic service providers.

Climate change may also have indirect effects on our businesses by increasing the cost of, or making unavailable, property insurance on terms we find acceptable. To the extent that significant changes in the climate occur in areas where our properties are located, we may experience more frequent extreme weather events, which may result in physical damage to our or our third parties’ facilities and may adversely affect our businesses, results of operations and financial condition.

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

Increases in labor costs could adversely affect our business, financial condition and results of operations  Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, exempt status salary statutory thresholds, potential collective bargaining arrangements, general inflationary pressures, health and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase federal, state and local minimum wage rates and to create or extend benefit programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we may need to increase the wages paid to our hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or, if we fail to pay such higher wages we could suffer increased employee turnover. In addition, increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profits may decline and could have a material adverse effect on our business.

Additionally, any increase in the cost of labor for our third party carriers and suppliers could increase our cost of shipping and materials, which may adversely affect our ability to increase or maintain our revenue.

Impairment of our goodwill or other intangible assets could have a material adverse effect on our business, results of operations and financial condition. From time to time we review the recoverability of goodwill and other certain identifiable intangible assets, including whenever events or circumstances indicate that the carrying value of a reporting unit, including goodwill or an identifiable intangible asset, may not be recoverable. We may incur impairment charges on goodwill or identifiable intangible assets if we determine that the fair values of a reporting unit, including goodwill or identifiable intangible assets, are less than their current carrying values. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary.

As a result of recent financial performance and macroeconomic conditions, the Company identified significant impairments of goodwill for the year ended December 31, 2022 for the QxH and Zulily reporting units and the HSN and Zulily tradenames.

Recent business trends and global economic conditions may continue to make it a challenge for our reporting units to be able to realize their current long-term forecast. The Company will continue to monitor its reporting units’ current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including goodwill and trademarks) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a further decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material, and we could be required to record additional impairment charges on our goodwill or other identifiable intangible assets in the future, which could result in reductions to stockholders’ equity and material non-cash charges to our earnings and may negatively impact our stock price and financial condition.

Risks Related to Technology and Information Security

We have identified a material weakness in our internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. Controls and Procedures,” we have concluded that our disclosure controls and procedures were ineffective as of December 31, 2022 due to a material weakness in our internal control over financial reporting. The identified material weakness relates to information technology general controls (“ITGCs”) at Zulily, which also include an inventory management system in place for certain QVC and HSN fulfillment centers. Specifically, the ITGCs were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program changes, were adequately restricted to appropriate personnel, (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored and (iii) that changes introduced in the production environment had undergone sufficient testing and review. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

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

Our E-commerce businesses could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as their inability to monetize the resulting web traffic. The success of our online commerce businesses depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from various digital marketing channels that charge a fee. Third-party digital platforms, such as Google and Facebook, frequently update and change the logic that determines the placement and display of results of a user’s search, or advertiser content, such that the purchased or algorithmic placement of advertisements or links to the websites of our online commerce businesses can be negatively affected. If a major search engine or third-party digital platform changes its algorithms in a manner that negatively affects their paid advertisement distribution or unpaid search ranking, the business and financial performance of our online commerce businesses would be adversely affected, potentially to a material extent. Additionally, Mobile application distribution platforms, such as Apple’s App Store and the Amazon Appstore for Android, may require that third party digital platforms and ecommerce companies present users with an option where the user chooses to opt-in or opt-out of tracking technology used by these third party digital platforms or included in mobile applications. To the extent that users opt-out of tracking technology used by third party digital platforms on which our online commerce businesses advertise or users of our online commerce businesses’ applications opt-out of tracking technology included in our online commerce businesses’ applications, the ability to monitor and improve customer experience and track the effectiveness of our online commerce businesses’ digital marketing strategies would be adversely impacted. Furthermore, the failure of our online commerce businesses to successfully manage their digital marketing strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if they were to replace free traffic with paid traffic. Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our online commerce businesses will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on their sites. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. Globally, the cost of digital marketing has increased significantly, and no assurance can be given that the fees our businesses pay to third-party digital platforms will not exceed the revenue generated by their visitors. The increasing costs of digital marketing may require that we find more cost-effective ways of reaching and retaining consumers, which may not be as effective as the current methods of digital marketing. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results.

System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiary QVC and our other online commerce and catalog businesses may adversely affect their ability to, as applicable, operate their businesses, transmit their television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. The success of our subsidiaries and business affiliates depends, in part, on their ability to maintain the integrity of their transmissions, systems and infrastructures, including the transmission of television programs (in the case of QVC), as well as their websites, information and related systems, contact centers and fulfillment facilities. These subsidiaries and business affiliates may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent them from transmitting their signals or efficiently providing services or fulfilling orders, as the case may be. QVC maintains an ongoing process of implementing new technology systems and upgrading others. The failure to properly implement new systems, delays in implementing new systems or failing to integrate new systems with our legacy systems could impair the ability of our subsidiaries and business affiliates to provide services and content, fulfill orders and/or process transactions. Each of QVC and CBI also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of its respective signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in its signal transmissions, systems and infrastructures, or any deterioration in the performance of these transmissions, systems and infrastructures, could impair its ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, public health crises (such as pandemics and epidemics) acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause transmission or system interruption, delays and loss of critical data, and could prevent our subsidiaries and business affiliates from providing services, fulfilling orders and/or processing transactions. While our subsidiaries and business affiliates have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all possible risks. In addition, some of our subsidiaries and business affiliates may not have adequate insurance coverage to compensate for losses from a major interruption.

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

The European Commission adopted revised SCCs on June 4, 2021. In March 2022, the U.S and the European Commission announced a new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield. On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF. Further, the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. On February 10, 2021, the Council of the E.U. adopted final regulations regarding privacy and electronic communications that would complement the GDPR, including additional regulation of the Internet tracking tools known as “cookies.” The final regulations are subject to review by the European Parliament and European Commission, and may be enacted in 2023. Following the "Brexit" withdrawal of the U.K. from the E.U., on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area.  As a result, personal data transfers from the E.U. to the UK may continue without a new data transfer framework.  California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued regulations and guidance regarding the law.  In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and expands the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws.  Most of the CPRA’s provisions became effective on January 1, 2023. In addition, Virginia enacted the Consumer Data Protection Act in March 2021, which regulates the handling of personal data and became effective on January 1, 2023, and Colorado enacted a personal data protection law in July 2021, the Colorado Privacy Act, which takes effect on July 1, 2023. Utah and Connecticut also have enacted consumer privacy statutes. Other states in the U.S. are also separately proposing laws to regulate privacy and security of personal data. QVC’s, CBI’s and Zulily’s failure, and/or the failure by the various third party vendors and service providers with which QVC, CBI and Zulily do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage QVC’s, CBI’s and Zulily’s reputations and the reputation of their third party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect QVC’s, CBI’s and Zulily’s business, financial condition and results of operations and, as a result, our Company. In addition, we, our subsidiaries or our business affiliates may not have adequate insurance coverage to compensate for losses.

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

Our businesses are subject to cyber security risks, including security breaches and identity theft. Through their operations, sales, marketing activities, and use of third-party information, our businesses collect and store certain non-public personal information that customers provide to purchase products, enroll in promotional programs, register on websites, or otherwise communicate with them. This may include demographic information, phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. Our businesses also gather and retain information about employees and job applications in the normal course of business. Our businesses may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of their business. In addition, our businesses’ online operations depend upon the transmission of confidential information over the Internet, such as information permitting cashless payments. Like many e-commerce companies, we frequently encounter unauthorized parties attempting to gain access to our businesses’ or our businesses’ vendors’ systems by, among other things, hacking those systems, through fraud or other means of deceiving our businesses’ employees, partners or vendors, or burglaries. We also face cybersecurity risks from errors by our or our vendors’ employees, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in disruption of services or persons obtaining unauthorized access to our businesses’ data. As part of the response to the COVID-19 pandemic, our businesses have significantly increased the number of employees working remotely. This led to the introduction, in 2022, of a new flexible distributed workforce model which allows some of our businesses’ employees to have the option to work from home most of the time. As our businesses’ vendors and other business partners move to remote work as well, our businesses and our businesses’ partners may be more vulnerable to cyber attacks. The techniques used to gain access to our businesses’ or our businesses’ vendors’ information technology systems, our businesses’ data or customers’ data, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Increasingly, unauthorized parties are exploiting access they gain to third party vendors to target companies that do business with these vendors, which may include third party vendors with whom we do business. Our businesses have implemented measures and processes intended to secure their information technology systems and prevent disruptions in services or unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cyber-attacks, system compromises or misuses of data. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. Any disruptions of our computer systems or misappropriation or misuse of customer, employee or other personal information, whether at our businesses’ or any of our businesses’ vendors, could cause interruptions in the operations of our businesses and subject them to increased costs, fines, litigation, regulatory actions and other liabilities. Security breaches could also significantly damage their reputation with their customers and third parties with whom they do business, which could result in lost sales and customer and vendor attrition. Our businesses continue to invest in new and emerging technology and other solutions to protect their retail commerce websites, mobile commerce applications and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. If our businesses are unable to maintain the security of their retail commerce websites and mobile commerce applications, they could suffer loss of sales, reductions in traffic, diversion of management attention, and deterioration of their competitive position and incur liability for any damage to customers whose personal information is accessed without authorization. Our businesses may be required to expend significant additional capital and other resources to protect against and remedy any potential or existing security breaches and their consequences, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. Our businesses also face similar risks associated with security breaches affecting third parties with which they are affiliated or otherwise conduct business. The loss of confidence in our online commerce businesses resulting from any such security breaches or identity theft could adversely affect the business, financial condition and results of operations of our online commerce businesses and, as a result, our Company.

Risks Related to Our Businesses’ Facilities and Third Party Suppliers and Vendors

Our programming and online commerce businesses rely on distribution facilities to operate their business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into their operations, could have a material adverse impact on their business. Our programming and online commerce businesses operate a limited number of distribution facilities worldwide. Their ability to meet the needs of their customers depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, these businesses could suffer a substantial loss of inventory and disruptions of deliveries to their customers. For example, any resurgence of COVID-19, or future pandemic or epidemic, in the areas where these distribution facilities are located, or if these businesses are unable to adequately staff the distribution facilities to meet demand in the future, or if the cost of such staffing is higher than historical or projected costs due to wage increases, labor shortages, regulatory changes, or other factors, could harm our operating results.  In addition, they could incur significantly higher costs and longer lead times associated with the distribution of their products during the time it takes to reopen or replace the impacted facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, financial condition and operating results. In addition, these businesses have been implementing new warehouse management systems to further support their efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in new distribution environments and implementing new warehouse management systems, including operational difficulties that may arise with such transitions. Our businesses may experience shipping delays should there be any disruptions in their new warehouse management systems or warehouses themselves.

In December 2021, QVC’s distribution facility located in Rocky Mount, North Carolina suffered significant fire damage. Rocky Mount was QVC’s second largest distribution facility and processed most of its returned merchandise. QVC does not plan to reopen the Rocky Mount facility. Instead, inbound deliveries have been diverted to other distribution facilities within QVC’s distribution network and to third party logistic service providers. Additional disruptions or delays as a result of shifting capacity or failing to maintain arrangements with its third party logistic service providers could cause disruptions to QVC’s order fulfillment process, causing delays in delivering product to customers which would result in lost sales, strain its relationships with customers, and cause harm to its reputation, any of which could have a material adverse impact on its business, financial condition and operating results. QVC maintains property and business interruption insurance coverage. As of the date of this report, QVC are still in the process of assessing the valuation of loss with its insurer to determine the recovery of certain fire related costs and damages in connection with the Rocky Mount fire. For the year ended December 31, 2021, QVC received an advance of $100 million from its insurance provider related to initial fire related costs. In 2022, QVC received an additional $280 million from its insurance provider.

Our home television and online commerce businesses rely on independent shipping companies to deliver the products they sell. Our home television and online commerce businesses rely on third party carriers to deliver merchandise from vendors and manufacturers to them and to ship merchandise to their customers. As a result, they are subject to carrier disruptions and delays due to factors that are beyond their control, including employee strikes, labor shortages, inclement weather and regulation and enforcement actions by customs agencies. For example, as a result of COVID-19 many consumers significantly increased their use of ecommerce which resulted in a significant increase in the volume of packages handled by third-party carriers, including those our businesses rely on, which result in delayed merchandise and cause our businesses’ customers to experience delays in their order delivery. Any failure to deliver products to their customers in a timely and accurate manner may damage their reputation and brand and could cause them to lose customers. Enforcement actions by customs agencies can also cause the costs of imported goods to increase, negatively affecting profits. These businesses are also impacted by increases in shipping rates charged by third party carriers, which over the past few years have increased significantly in comparison to historical levels, and it is currently expected that shipping and postal rates will continue to increase. In the case of deliveries to customers, in each market where they operate, they have negotiated agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates. If any of these relationships were to terminate or if a shipping company was unable to fulfill its obligations under its contract for any reason, these businesses would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates. Other potential adverse consequences of changing carriers include reduced visibility of order status and package tracking, delays in order processing and product delivery, and reduced shipment quality, which may result in damaged products and customer dissatisfaction. Any increase in shipping rates and related fuel and other surcharges passed on to these businesses by their current carriers or any other shipping company would adversely impact profits, given that these businesses may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.

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

Risks Related to the Seasonality of Our Business

Certain of our businesses face significant inventory risk. Certain of our businesses are exposed to significant inventory risks that may adversely affect their operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand, consumer spending patterns, changes in consumer tastes with respect to their products, spoilage, and other factors. For example, there is significant uncertainty over potential changes in consumer behavior and shopping patterns as a result of the COVID-19 pandemic, or any resurgence of COVID-19, or a future pandemic or epidemic. These businesses endeavor to accurately predict these trends and avoid overstocking or understocking products they sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when these businesses begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. These businesses carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and at times they may be unable to sell products in sufficient quantities or to meet demand during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect their operating results.

The seasonality of certain of our businesses places increased strain on their operations. The net revenue of our home television and online commerce businesses in recent years indicates that these businesses are seasonal due to a higher volume of sales in certain months or calendar quarters or related to particular holiday shopping. For example, in recent years, QVC has earned, on average, between 21% and 24% of its global revenue in each of the first three quarters of the year and between 30% and 32% of its global revenue in the fourth quarter of the year. Similarly, our subsidiary CBI experiences higher sales volume during the second and fourth quarters of the year. Our subsidiary Zulily experiences a stronger fourth quarter due to the holiday shopping season. If the vendors for these businesses are not able to provide popular products in sufficient amounts (for example, due to the loss of inventory, illness or absenteeism of our businesses’ or our businesses’ vendors’ workforces, impaired financial conditions, public health crises (such as pandemics and epidemics) or other reasons) such that these businesses fail to meet customer demand, it could significantly affect their revenue and future growth. The supply of products may not return to pre-COVID-19 levels, or become available at different times, and our efforts to ensure popular products are in stock may not be successful.  If too many customers access the websites of these businesses within a short period of time due to increased demand, our businesses may experience system interruptions that make their websites unavailable or prevent them from efficiently fulfilling orders, which may reduce the volume of goods they offer or sell and the attractiveness of their products and services. In addition, they may be unable to adequately staff their fulfillment networks and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. Risks described elsewhere in this Part I, Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand. To the extent these businesses pay for holiday merchandise in advance of certain holidays (e.g., in the case of QVC, in August through November of each year), their available cash may decrease, resulting in less liquidity. QVC has limited availability under its revolving credit facility (as discussed in note 6 of the accompanying consolidated financial statements) (the “Credit Facility”) and may not be able to access financing to the extent its cash balance is impaired. QVC may be unable to maintain a level of cash sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.

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

We have overlapping directors and officers with LMC, TripAdvisor Holdings, Liberty Broadband, and following LMC’s proposed split-off of its subsidiary Atlanta Braves Holdings, Inc. (“ABH”), is expected to have overlapping directors and officers with ABH, which may lead to conflicting interests. As a result of certain transactions that occurred between 2011 and 2014 that resulted in the separate corporate existence of our Company, LMC, TripAdvisor Holdings and Liberty Broadband as well as LMC’s proposed split-off of ABH, most of the executive officers of Qurate Retail also serve (or will serve, in the case of ABH) as executive officers of LMC, TripAdvisor Holdings, Liberty Broadband and ABH and there are overlapping directors. None of the foregoing companies has any ownership interest in any of the others (other than LMC’s current ownership of ABH pending the completion of the proposed split-off of ABH and related transactions). Our executive officers and the members of our Company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at LMC, TripAdvisor Holdings, or Liberty Broadband (or who will serve in similar capacities at ABH) or any other public company have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. For example, there may be the potential for a conflict of interest when our Company, LMC, TripAdvisor Holdings, or Liberty Broadband (or following the proposed split-off ABH) looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of our Company's directors and officers own or will own LMC, TripAdvisor Holdings, Liberty Broadband and/or ABH stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, LMC, TripAdvisor Holdings, Liberty Broadband and/or ABH. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband and TripAdvisor Holdings has renounced its rights to certain business opportunities and their respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including LMC, TripAdvisor Holdings, Liberty Broadband and ABH, as the case may be) instead of the respective company. In addition, we understand that ABH is expected to adopt similar renouncement and waiver provisions in its restated articles of incorporation in connection with its proposed split-off from LMC Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with LMC, TripAdvisor Holdings, Liberty Broadband or ABH and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, LMC, TripAdvisor Holdings, Liberty Broadband or ABH or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

Weak and uncertain economic conditions worldwide may reduce consumer demand for our businesses’ products and services. Prolonged economic uncertainty in various regions of the world in which our subsidiaries and business affiliates operate could adversely affect demand for our businesses’ products and services since a substantial portion of our businesses’ revenue is derived from discretionary spending by individuals, which typically falls during times of inflation, recession and economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate, customers of our subsidiaries and business affiliates may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect our revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. We currently are unable to predict the extent of any of these potential adverse effects.

Additionally, there is ongoing uncertainty and potential economic disruptions relating to the U.K.’s withdrawal from the E.U. (“Brexit”), including the risk of additional regulatory and other costs and challenges or limitations on our ability to sell particular products. In particular, our businesses could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers, including the imposition of tariffs, in the U.K. which could result in shipping delays and shortages, or increased costs of products sold by our businesses. Additionally, the U.K. economy and consumer demand in the U.K., including for our products, could be negatively impacted. Further, if other member states where we have operations propose referendums to, or elect to, exit the E.U. there could be additional negative impacts on our businesses, which may affect our operating results.

Increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our businesses. Interest rates rose substantially in 2022 and may continue to rise. Increases in interest rates could increase our operating costs by increasing the cost of shipping, materials for our products, and/or labor. If competitive pressures or other economic factors prevent us from offsetting such increased costs by raising prices, our ability to increase or maintain revenue may be negatively impacted. In addition, an increase in interest rates could reduce consumer confidence, discretionary spending by individuals and adversely affect market demand for our products, which could materially adversely affect our businesses, financial condition and results of operations.

Significant developments stemming from U.S. and international trade policy with China, including in response to forced labor and human rights abuses in China, may adversely impact our businesses and operating results. Decisions by the Biden Administration confirm continuity of a bipartisan consensus in the U.S. government favoring increased confrontation of China in trade practices and economic matters, national security and human rights. The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our businesses’ ability to meet customer demand and could result in lost sales or an increase in our businesses’ cost of merchandise, which would have a material adverse impact on our businesses and results of operations.

Recently there have been heightened tensions in relations between Western nations and China. The U.S. government has made statements and taken certain actions that have led to changes to U.S. trade policies towards China. For example, on December 23, 2021, President Biden signed the Uyghur Forced Labor Prevention Act (the “UFLPA”) into law, which is intended to address the use of forced labor in China’s Xinjiang Uyghur Autonomous Region (“XUAR”). Among other things, the UFLPA imposes a presumptive ban on the import of goods to the United States that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor.  The UFLPA took effect on June 21, 2022, and may increase the risk of delay of goods and inventory shortages. Additionally, the  U.S. Customs and Border Protection (“CBP”) issued a region-wide withhold release order (“WRO”), effective January 13, 2021, pursuant to which the CBP will detain cotton products produced in the XUAR. The WRO applies to, among other things, cotton grown in the XUAR and to all products made in whole or in part using such cotton, regardless of where the downstream products are produced, and importers are responsible for ensuring the products they are attempting to import do not exploit forced labor at any point in their supply chain, including the production or harvesting of the raw material. As a result of the WRO, products imported into the U.S. could be held by the CBP based on a suspicion that they originated from the XUAR or that they may have been produced by Chinese suppliers accused of participating in forced labor, pending the importer providing satisfactory evidence to the contrary.  Such process could result in a delay or complete inability to import such goods, which could result in inventory shortages and lost sales. Additionally, the United States Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although our businesses do not knowingly do business with XPCC, our businesses could be subject to penalties, fines or sanctions if any of the vendors from which they purchase goods is found to have dealings, directly or indirectly with XPCC or entities it controls. Even if our businesses were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, our businesses’ reputations could be damaged.

Other countries and jurisdictions have issued or may be considering similar measures. For example, on January 12, 2021, the Foreign Secretary of the U.K. announced a package of measures to help ensure that British organizations, whether public or private sector, are not complicit in, nor profiting from, the human rights violations in XUAR. On September 14, 2022, the European Commission issued its legislative proposal to ban the marketing of goods made with forced labor. As drafted, the new rules would apply to both imported goods and goods made in the E.U.

The full potential impact to us of the UFPLA and similar potential legislations in other countries and jurisdictions remains uncertain and could have an adverse effect on our business and results of operations. Our businesses may incur expenses for the review pertaining to these matters and the cost of remediation and other changes to products, processes or sources of supply as a consequence of such verification activities. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our businesses’ vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our businesses’ vendors’ contract manufacturers are located, as well as freight costs from those regions. Fluctuations in wage rates required by legal or industry standards could increase our businesses’ costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our businesses’ profitability and negatively impact our businesses’ sales volume.

Risks Related to Our Indebtedness and Common Stock

Our subsidiary QVC has significant indebtedness, which could limit its flexibility to respond to current market conditions, restrict its business activities and adversely affect its financial condition. As of December 31, 2022, QVC had total secured debt, other than its finance lease obligations, consisting of $3,912 million of secured indebtedness under its existing notes and $1,057 million secured indebtedness under the Credit Facility, in each case, secured by a first priority lien on all shares of its capital stock. There was $2.15 billion of unused capacity under the Credit Facility. In addition, QVC had $4 million of finance lease obligations and $412 million of operating lease liabilities. QVC may incur significant additional indebtedness in the future. If new indebtedness is added to QVC’s current debt levels, the related risks that it now faces could intensify. The indebtedness of QVC, combined with other financial obligations and contractual commitments, could among other things:

●	increase QVC’s vulnerability to general adverse economic and industry conditions;
●	require a substantial portion of QVC’s cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness;
●	limit QVC’s ability to use cash flow or obtain additional financing for future working capital, capital expenditures or other general corporate purposes, which reduces the funds available to it for operations and any future business opportunities;
●	limit flexibility in planning for, or reacting to, changes in its business and the markets in which it operates;
●	competitively disadvantage QVC compared with competitors that have less debt;

●	limit QVC’s ability to borrow additional funds or to borrow funds at rates or on other terms that it finds acceptable; and
●	expose QVC to the risk of increased interest rates because certain of QVC’s borrowings, including borrowings under the Credit Facility, are at variable interest rates.

Limitations imposed as a part of the debt, such as the availability of credit and the existence of restrictive covenants may, among other things:

●	make it difficult for QVC to satisfy its financial obligations, including making scheduled principal and interest payments on the notes and its other indebtedness;
●	restrict QVC from making strategic acquisitions or cause it to make non-strategic divestitures;
●	limit QVC’s ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes on satisfactory terms or at all;
●	limit QVC’s flexibility to plan for, or react to, changes in its business and industry;
●	place QVC at a competitive disadvantage compared to its less leveraged competitors; and limit its ability to respond to business opportunities.

If QVC experiences adverse effects on its financial condition as a result of their indebtedness, our financial performance could be adversely affected as well.

QVC may need to refinance its indebtedness. Although QVC expects to refinance or otherwise repay its indebtedness, it may not be able to refinance its indebtedness on commercially reasonable terms or at all. The financial terms or covenants of any new credit facility, notes or other indebtedness may not be as favorable as those under the Credit Facility and its existing notes. QVC’s ability to complete a refinancing of the Credit Facility and its existing notes prior to their respective maturities will depend on its financial and operating performance, its credit rating with rating agencies, as well as a number of conditions beyond its control. For example, if disruptions in the financial markets were to exist at the time that it intended to refinance this indebtedness, it might be restricted in its ability to access the financial markets. If QVC is unable to refinance its indebtedness, its alternatives would include negotiating an extension of the maturities of the Credit Facility and its existing notes with the lenders and holders, respectively, and seeking or raising new equity capital. If QVC were unsuccessful, the lenders under the Credit Facility and the holders of its existing notes could demand repayment of the indebtedness owed to them on the relevant maturity date, which could adversely affect its and our financial condition.

Covenants in QVC’s debt agreements could restrict its business in many ways. The Credit Facility and the indentures governing its notes contain various covenants that limit its ability and/or its restricted subsidiaries' ability to, among other things:

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

In addition, the Credit Facility requires QVC to maintain a specified leverage ratio. QVC’s ability to meet this leverage ratio test can be affected by events beyond its control, and it may be unable to meet that test. A breach of any of these covenants could result in a default under the Credit Facility, which in turn could result in a default under the indentures governing its notes. Upon the occurrence of an event of default under the Credit Facility, the lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If QVC were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. The Credit Facility and its notes are, and certain future indebtedness may be, secured by a first priority perfected lien in all shares of its capital stock. If the lenders and counterparties under the Credit Facility, its notes and certain future indebtedness accelerate the repayment of obligations, it may not have sufficient assets to repay such obligations. QVC’s borrowings under the Credit Facility are, and are expected to continue to be, at variable rates of interest and expose it to interest rate risk. If interest rates increase, QVC’s debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and QVC’s net income decreases. In addition, QVC may hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that QVC will be fully protected against material interest rate fluctuations.

In addition, QVC’s bond indentures limit its ability to pay dividends or make other restricted payments if QVC is in default on its senior secured notes or its consolidated leverage ratio is greater than 3.5 to 1.0. In addition, the Credit Facility limits its ability to pay dividends or make other restricted payments if it is in default on the Credit Facility and its consolidated net leverage ratio is greater than 4.0 to 1.0. While QVC’s bond indentures and the Credit Facility credit agreement both allow for unlimited dividends to service our debt so long as there is no default (i.e., no leverage test is needed), QVC will remain limited in its ability to distribute cash to us for other purposes. As of December 31, 2022, QVC’s leverage ratio (as calculated under its senior secured notes) was greater than 3.5 to 1.0 and as a result there are restrictions on QVC’s ability to pay certain dividends or make other restricted payments to us. Consequently, until QVC’s leverage ratio under its senior secured notes is not greater than 3.5 to 1.0, we will not be able to rely on QVC’s cash flow for certain purposes (including to fund acquisitions or our other operational requirements), other than the service of our debt or to pay certain tax obligations related to QVC and its subsidiaries (which payments may be made by QVC to us under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries). While QVC has made significant distributions to us in the past, QVC will be unable to do so in the near term and we may need to obtain other funding sources for certain purposes other than to service our debt or to pay certain tax obligations related to QVC and its subsidiaries. There can be no assurance that we will be able to obtain such alternative funding sources on satisfactory terms or at all.

QVC may be adversely affected by the discontinuance of the London Inter-Bank Offered Rate and the transition to alternative reference rates. QVC’s borrowings under the Credit Facility carry a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. Dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. Dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, an index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. Additionally, the Credit Facility provides for a transition to a SOFR based rate or to other alternative reference rates depending on acceptance in the market of these rates. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in the coming year. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase out could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of QVC’s borrowings under the Credit Facility.

A substantial portion of our consolidated debt and other liabilities is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service those liabilities and our other financial obligations. As of December 31, 2022, our wholly-owned subsidiary LI LLC had $1,906 million principal amount of publicly-traded debt outstanding.  In addition, as of December 31, 2022, we had deferred tax liabilities of $970 million related to LI LLC’s exchangeable debentures. LI LLC is a holding company for certain of our subsidiaries and investments, including QVC. Our ability to meet the financial obligations of LI LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us or LI LLC depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including the Credit Facility and bond indentures. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor LI LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates. See “We do not have the right to manage our business affiliates, which means we are not able to cause those business affiliates to act in a manner that we deem desirable” above.

We have disposed of the reference shares underlying the exchangeable debentures of LI LLC, which exposes us to liquidity risk. LI LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $1,114 million as of December 31, 2022.  Under the terms of these exchangeable debentures, the holders may elect to require LI LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which LI LLC may honor through delivery of reference shares, cash or a combination thereof. Also, LI LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends. LI LLC has disposed of the reference shares underlying these exchangeable debentures. For example, in connection with the transactions that resulted in our Company acquiring a controlling equity interest in GCI Liberty that was subsequently split-off (the “Transactions”), our Company contributed its entire equity interest in Charter Communications, Inc. to GCI Liberty, which was subsequently acquired by Liberty Broadband. Shares of Charter serve as the underlying reference shares for the 1.75% Exchangeable Debentures. Pursuant to agreements entered into in connection with the Transactions and Liberty Broadband’s acquisition of GCI Liberty, there is an indemnification obligation from Liberty Broadband to LI LLC for certain payments made to a holder of the 1.75% Exchangeable Debentures that pertains to the holder’s ability to exercise its exchange right according to the terms of the 1.75% Exchangeable Debentures on or before October 5, 2023. However, we cannot give any assurance as to whether Liberty Broadband will fulfill its indemnification obligations pursuant to the indemnification agreement.

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

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders. Certain provisions of our restated charter and bylaws may discourage, delay or prevent a change in control of our Company that a stockholder may consider favorable. These provisions include:

●	authorizing a capital structure with multiple series of common stock, a Series B common stock that entitles the holders to ten votes per share, a Series A common stock that entitles the holder to one vote per share, and a Series C common stock that except as otherwise required by applicable law, entitles the holder to no voting rights;
●	classifying the Board of Directors with staggered three-year terms, which may lengthen the time required to gain control of the Board of Directors;
●	limiting who may call special meetings of stockholders;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;
●	establishing advance notice requirements for nominations of candidates for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
●	requiring stockholder approval by holders of at least 66 2/3% of our aggregate voting power or the approval by at least 75% of the Board of Directors with respect to certain extraordinary matters, such as a merger or consolidation of our Company, a sale of all or substantially all of our assets or an amendment to our restated charter; and
●	the existence of authorized and unissued stock, including "blank check" preferred stock, which could be issued by the Board of Directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters in Englewood, Colorado under a facilities agreement with LMC.  All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

QxH leases its corporate headquarters and operations center in West Chester, Pennsylvania which consists of office space and includes executive offices, video broadcast studios, showrooms, broadcast facilities and administrative offices. QxH owns a multi-functional building in St. Petersburg, Florida. QxH leases distribution centers in Suffolk, Virginia; Florence, South Carolina; Ontario, California; Bethlehem, Pennsylvania; and Piney Flats, Tennessee.

QVC International owns contact centers in Bochum and Kassel, Germany; and Chiba-Shi, Japan. QVC International owns distribution centers in Chiba, Japan; and Hückelhoven, Germany.  Additionally, QVC International owns multi-functional buildings in Knowsley, U.K.; Chiba, Japan; Brugherio, Italy; and Dusseldorf, Germany, and leases a multi-functional building in London, U.K.

In November 2022, QVC entered into agreements to sell its Hückelhoven, Germany and Knowsley, United Kingdom properties. These properties are owned as of December 31, 2022, but considered held for sale and included in other assets, at cost, net of accumulated amortization in the accompanying consolidated balance sheet. Refer to note 7 in the accompanying notes to our consolidated financial statements for further details.

On December 18, 2021, QxH experienced a fire at its Rocky Mount distribution center in North Carolina and as a result closed the facility. QVC leveraged its existing fulfillment centers and supplemented these facilities with short-term leased space as needed during 2022. QVC is currently evaluating long-term alternatives to alleviate the strain on its network caused by the loss of the Rocky Mount distribution center.

Zulily leases its corporate headquarters in Seattle, Washington, and fulfillment centers in Lockbourne, Ohio and McCarran, Nevada. Zulily closed its fulfillment center in Bethlehem, Pennsylvania in 2022 and has sublet that property. Previously, Zulily closed its corporate offices in Gahanna, Ohio and corporate employees in Ohio work remotely.  The Gahanna office lease expires in 2024. Zulily also leases corporate office space in Shenzhen, China.

CBI owns an office in Franconia, New Hampshire. CBI leases its fulfillment centers in Butler and Warren Counties in Ohio and as well as two facilities in Phoenix, Arizona. It also leases other properties consisting of administrative offices, 22 retail stores and outlets in various locations throughout the U.S.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Each series of the common stock of Qurate Retail, Inc. ( “Qurate Retail,” the “Company,” “we,” “us” and “our”) trades on the Nasdaq Global Select Market.  Our Series A and Series B common stock trade on the Nasdaq Global Select Market, under the symbols “QRTEA” and “QRTEB.”  Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com. The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2022 and 2021.  Although our Series B common stock is traded on the Nasdaq Global Select Market, an established public trading market does not exist for the stock, as it is not actively traded.

	Qurate Retail
	Series B (QRTEB)
	High	Low
2021
First quarter	$15.77	10.40
Second quarter	$17.39	11.25
Third quarter	$13.74	10.18
Fourth quarter	$12.16	7.07
2022
First quarter	$8.08	4.75
Second quarter	$5.80	3.61
Third quarter	$21.93	3.04
Fourth quarter	$13.56	4.20

Holders

As of January 31, 2023, there were 2,185 and 57 record holders of our Series A and Series B Qurate Retail common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

On August 21, 2020, Qurate Retail announced that an authorized committee of the Company’s board of directors (the “Board of Directors”) had declared a special dividend (the “Special Dividend”) on each outstanding share of its Series A and Series B common stock consisting of (i) cash in the amount of $1.50 per common share, for an aggregate cash dividend of approximately $626 million, and (ii) 0.03 shares of newly issued 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”), having an initial liquidation price of $100 per share of Preferred Stock, with cash paid in lieu of fractional shares. The distribution ratio for the Preferred Stock portion of the Special Dividend was equivalent to $3.00 in initial liquidation preference per common share, for an aggregate issuance of approximately $1.3 billion aggregate liquidation preference. The dividend was distributed on September 14, 2020 to holders of record of Qurate Retail’s Series A and Series B common stock. Holders of the Preferred Stock are entitled to receive quarterly cash dividends at a fixed rate of 8.0% per year on a cumulative basis, beginning December 15, 2020 and thereafter on each of March 15, June 15, September 15 and December 15 during the term. The Preferred Stock is non-voting, except in limited circumstances as required by law, and subject to a mandatory redemption on March 15, 2031.

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

Aside from the above mentioned dividends, we have not paid any cash dividends on our common stock.  Payment of cash dividends, if any, in the future will be determined by the Board of Directors in light of our earnings, financial condition and other relevant considerations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

In May 2019, the board authorized the repurchase of $500 million of Series A or Series B Qurate Retail common stock. In August 2021, the board authorized the repurchase of $500 million of Series A or Series B Qurate Retail common stock.

There were no repurchases of Series A Qurate Retail common stock, Series B Qurate Retail common stock or Preferred Stock during the three months ended December 31, 2022.

No shares of Series A Qurate Retail common stock and 18 shares of Preferred Stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2022.

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

Overview

We own controlling and non-controlling interests in a broad range of video and online commerce companies. Our largest businesses and reportable segments are QxH (QVC U.S. and HSN) and QVC International. QVC, Inc. (“QVC”), which includes QxH and QVC International, markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries via highly engaging video-rich, interactive shopping experiences. Cornerstone Brands, Inc. (“CBI”) consists of a portfolio of aspirational home and apparel brands, and is a reportable segment.  Our “Corporate and other” category includes our consolidated subsidiary Zulily, LLC (“Zulily”), along with various cost and equity method investments.

The COVID-19 pandemic resulted in significant disruption to the global economy, has negatively impacted us and our operations, and is expected to continue to impact us and our operations in 2023. During the outbreak of COVID-19, the stay at home restrictions imposed in response to COVID-19 led many traditional brick-and-mortar retailers to temporarily close their stores but allowed distance retailers, such as QVC, to continue operating. As a result, QVC initially experienced an increase in new customers and an increase in demand for certain categories, such as home and electronics. However, as the stay-at-home restrictions were moderated, traditional brick-and-mortar retailers were allowed to reopen their stores and consumers were able to resume prepandemic shopping habits. Beginning in the second quarter of 2021, and continuing through the fourth quarter of 2022, QVC observed a decline in customers and a decline in demand for its products.

Beginning in the second quarter of 2021, QVC saw increased product shortages as a result of high market demand in some product categories such as home and electronics. QVC also experienced escalating shipping disruptions due to challenges in the global supply chain and labor market. These factors caused extended lead time on inventory orders. As a result, the delayed receipt of inventory ordered in prior periods impacted QVC’s ability to have the right products at the right time. These factors also impacted QVC’s ability to offer certain goods and ship orders timely to its customers. Although these product shortages and supply chain disruptions have moderated, in the event of ongoing or heightened resurgences of COVID-19, including new variants in the future, or the occurrence of another pandemic or epidemic, QVC cannot be certain that it will be able to identify alternative sources for its products without delay or greater cost to QVC.

In addition, there are several adverse indirect impacts of COVID-19 that have caused and could continue to cause a material negative impact to QVC’s financial results, including its capital and liquidity. These include reduced demand for products it sells; decreases in the disposable income of existing and potential new customers; the impacts of inflation or recession; increased currency volatility resulting in adverse currency rate fluctuations; higher interest rates; higher unemployment; labor shortages; and an adverse impact to QVC’s supply chain and shipping disruptions for both the products it imports and purchases domestically and the products it sells, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints.

QVC has seen increasing inflationary pressures during the period, including higher wages, freight, and merchandise costs. If these pressures persist, inflated costs may result in certain increased costs continuing to outpace QVC’s pricing power in the near term.

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. distribution center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC U.S., and also served as QVC U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and will not reopen. QVC decided not to rebuild the facility, and entered into an agreement to sell the property which closed in February 2023. QVC took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC is currently evaluating long-term alternatives to alleviate the strain on its network caused by the loss of the Rocky Mount distribution center.

Based on the provisions of QVC’s insurance policies and discussions with insurance carriers, QVC determined that recovery of certain fire related costs was probable, and recorded an insurance receivable.  For the year ended December 31, 2021, the Company recorded $250 million of fire related costs and estimated insurance recoveries of $229 million for which recovery was deemed probable.  As of December 31, 2021, QVC received $100 million of insurance proceeds and had an insurance receivable of $129 million which was recorded in trade and other receivables, net of allowance for credit losses in the consolidated balance sheet. For the year ended December 31, 2022, the Company recorded $157 million of fire related costs, including $95 million for the write-down of inventory that will not be reimbursed by QVC’s insurance policies. The fire-related costs also include $59 million for which recovery was deemed probable and $3 million of costs that will not be reimbursed by QVC’s insurance policies.  For the year ended December 31, 2022, QVC received $280 million of insurance proceeds for inventory, fixed asset losses and other fire related costs and recorded a gain of $132 million in restructuring and fire related costs, net of (recoveries) in the consolidated statement of operations, representing the proceeds received in excess of cumulative losses recognized. The Company recorded an insurance receivable, net of advance proceeds received for other fire related costs for which recovery was deemed probable of $40 million in trade and other receivables, net of allowance for credit losses in the consolidated balance sheet as of December 31, 2022.

During the year ended December 31, 2022, inventory write-downs related to Rocky Mount of $95 million were included in cost of goods sold. Due to the circumstances surrounding the write-downs of the inventory, these write-downs have been excluded from Adjusted OIBDA (as defined below). QVC submitted its business interruption claim with the insurance company and is still in the process of assessing the valuation of loss with its insurer; there can be no guarantee that all business interruption losses will be recovered. While QVC has taken steps to minimize the overall impact to the business, it experienced increased warehouse and logistics costs during the year ended December 31, 2022 and anticipates these increased warehouse and logistics costs to continue during 2023.

In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction, and as a result, QVC received net cash proceeds of $250 million and recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022 calculated as the difference between the aggregate consideration received (including cash and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center.  The gain is included in gains on sale leaseback transactions in the consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

In July 2022, QVC sold five owned and operated properties located in the U.S. to an independent third party and received net cash proceeds of $443 million. Concurrent with the sale, QVC entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $277 million gain related to the successful sale leaseback for the year ended December 31, 2022, calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $207 million right-of-use asset and a $205 million operating lease liability, with the difference attributable to initial direct costs.

In November 2022, QVC entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $102 million related to its German facility and $80 million related to its U.K. facility when the sale closed in January 2023. Concurrent with the sale, QVC entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC expects to record a gain in the first quarter of 2023 related to the successful sale leaseback transaction.

As of December 31, 2022, assets of $71 million primarily related to the Germany and U.K. properties were classified as held for sale, and included in other assets, at cost, net of accumulated amortization in the consolidated balance sheet, as the proceeds from the sale were used to repay a portion of the revolving credit facility (as discussed in note 6 of the accompanying consolidated financial statements) (the “Credit Facility”) borrowings which were classified as noncurrent as of December 31, 2022. Qurate Retail classifies obligations as current when they are contractually required to be satisfied in the next twelve months.

Strategies and Challenges

Televised Shopping Businesses

On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC U.S. brands and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength.

Improve Customer Experience and Grow Relationships. Qurate Retail is focused on rebuilding stronger connections with their customers. In order to improve customer experience and grow relationships, Qurate Retail is working to optimize programming using advanced analytics to align product offerings, promotions and airtime with customer preferences. In addition, we expect to invest in infrastructure which will endeavor to improve the customer's order to delivery experience by increasing personalization, reducing shipping time and improving shipment tracking visibility. We expect to develop a customer loyalty program which will provide customers with a more personalized experience.

Rigorously execute core processes. Qurate Retail is enhancing its core processes to deliver the human story telling experience behind a product while also sharing a clear and compelling value proposition. In order to rigorously execute core processes, Qurate Retail will optimize pricing and assortment by investing in Information Technology  systems that will support real-time pricing and promotion adjustments at an item level. We will also focus on growing our private label brands to drive revenue and margin at productive scale.

Lower cost to serve. Qurate Retail is right sizing its cost base to improve profitability and cash generation. In order to lower cost to serve, Qurate Retail will enhance review of spending to identify cost savings opportunities, including opportunities for workforce reduction. Additionally, we will improve product margin through market vendor efficiency and lower fulfillment costs through freight optimization and higher productivity.

Optimize the brand portfolio. Qurate Retail is exploring untapped opportunities at Zulily and our Cornerstone brands. In order to optimize the brand portfolio at Zulily, we are building the foundation to achieve persistent everyday value for Mom while evaluating and identifying ways we can reduce costs. At Cornerstone we will continue to expand our retail footprint in addition to focusing on cross-brand promotions.

Build new high growth businesses anchored in strength. Finally, Qurate Retail is focused on expanding in the video streaming shopping market. In order to build new high growth businesses anchored in strength, Qurate Retail expects to expand streaming viewership by improving the current streaming experience with enhanced video and navigation and seamless transactions. Additionally, we are shaping the future streaming experience with exclusive content, program and deal concepts. We are also building a next generation shopping app featuring vendors with self-made content.

QVC’s future net revenue will depend on its ability to grow through digital platforms, attract new customers and retain existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of video-on-demand technologies and Internet video services; (iv) QVC's ability to source new and compelling products and (v) general economic conditions.

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

In executing against Project Athens during 2022, QVC took actions to reduce inventory and planned a workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan, and QVC expects to incur additional expenses related to Project Athens initiatives in future periods. QVC recorded restructuring charges of $24 million in restructuring and fire related costs, net of (recoveries) in the consolidated statement of operations during the year ended December 31, 2022, related to severance.  In July 2020, QVC implemented a planned workforce reduction with the goal of making the organizational structure streamlined and more efficient. As a result, QVC recorded $20 million of severance expense during the year ended December 31, 2020, which is recorded in selling, general and administrative expense.

CBI.

CBI’s goal is to continue to provide customers with appealing home furnishings and apparel products that delight and inspire. As customers shop CBI’s breadth of products through its websites, retail stores or through its catalog mailings; they will find products that allow them to outfit their lives and homes to their unique style. CBI’s brands, including Ballard Designs, Frontgate, Grandin Road and Garnet Hill, provide a selection of fresh, unique and aspirational merchandise curated every season. CBI intends to employ the following strategies to achieve these goals and objectives: (i) acquire new customers through effective direct-to-consumer marketing; (ii) expand brick-and-mortar retail in attractive markets; (iii) further develop proprietary product that is unique to its brand positioning; (iv) invest in cross brand loyalty programs and a redesigned mobile platform and (v) build out a successful low cost supply chain network to support the growth of the business.

CBI looks to leverage its sourcing network by leaning on its merchandising team for further proprietary product development.  As CBI grows, continuing to identify a stable and reliable supplier base that can partner with its brand merchants to develop future collections and offering will be key to the long-term health and growth of the business. If CBI is not able to identify markets capable of manufacturing at a logistics cost structure that aids the brand desire for further proprietary product, it may lose customers to lower cost competitors who rely on trading houses for product. Even if CBI identifies new vendors, it may not be able to purchase desired merchandise in sufficient quantities or on acceptable terms in the future, and products from alternative sources, if any, may be of a lesser quality or more expensive than those from existing vendors.  An inability to purchase suitable merchandise on acceptable terms or to source new vendors could have an adverse effect on CBI’s business.

As a direct-to-consumer company, CBI endeavors to effectively target consumers to drive acquisition, repeat buyers and reactivated purchasers. CBI uses a balance of retail stores and digital marketing to entice customers to shop its assortment. CBI must incur costs related to its marketing efforts, including but not limited to, photography, digital analytics, paper purchases, catalog print relationships, and real estate development. As CBI grows, there will be challenges to market in a way that enables further consumer purchase expansion at a cost that continues to return value back to the business.

Results of Operations—Consolidated

General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reportable segments. The "Corporate and other" category consists of our consolidated subsidiary Zulily, along with various cost and equity method investments. For a more detailed discussion and analysis of the financial results of the principal reporting segments, see "Results of Operations - Businesses" below.

Operating Results

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Revenue
QxH	$7,359	8,277	8,505
QVC International	2,528	3,077	2,967
CBI	1,313	1,238	1,070
Corporate and other	906	1,453	1,636
Inter-segment eliminations	—	(1)	(1)
Consolidated Qurate Retail	$12,106	14,044	14,177

Operating Income (Loss)
QxH	$(1,820)	1,018	1,128
QVC International	306	489	439
CBI	48	108	64
Corporate and other	(575)	(528)	(59)
Consolidated Qurate Retail	$(2,041)	1,087	1,572

Adjusted OIBDA
QxH	$750	1,439	1,547
QVC International	358	562	510
CBI	78	137	94
Corporate and other	(122)	(58)	47
Consolidated Qurate Retail	$1,064	2,080	2,198

Revenue.    Our consolidated revenue decreased 13.8% and 0.9% for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods.

QxH and QVC International revenue decreased $918 million and $549 million, respectively, and CBI revenue increased $75 million, during the year ended December 31, 2022, as compared to the same period in the prior year.  See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and CBI. Corporate and other revenue decreased $547 million for the year ended December 31, 2022, as compared to the corresponding period in the prior year, as a result of a decrease in revenue at Zulily due to a 44% decrease in total units shipped primarily attributable to a 40% decrease in active customers, driven by product scarcity and higher advertising costs in certain channels and lower marketing spend. This decrease was partially offset by a 12.9% increase in average selling price (“ASP”).

QxH, QVC International and CBI revenue decreased $228 million, increased $110 million, and increased $168 million, respectively, during the year ended December 31, 2021 compared to the same period in the prior year. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and CBI. Corporate and other revenue decreased $183 million for the year ended December 31, 2021, as compared to the corresponding prior year period due to a reduction in revenue at Zulily related to a 15.3% decrease in total units shipped resulting from an

18.1% decrease in active customers, predominately driven by product scarcity, higher ad costs in online channels, and reduction in marketing spend, partially offset by a 5.8% increase in ASP primarily to offset shipping costs.

Operating income (loss).    Our consolidated operating income decreased $3,128 million and $485 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods.  The decrease for the year ended December 31, 2022 was primarily due to impairments recognized at the QxH and Zulily reporting units and a decline in operating results, partially offset by gains on the sales of fixed assets.

QxH, QVC International and CBI operating income decreased $2,838 million, $183 million, and $60 million, respectively, for the year ended December 31, 2022, compared to the same period in the prior year. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and CBI. Operating income for Corporate and other declined $47 million for the year ended December 31, 2022, as compared to the corresponding period in the prior year, due to a decline in operating income at Zulily related to a reduction in total demand and higher product costs which were partially offset by lower marketing, salaries and benefits expenses, partially offset by fewer expenses at the corporate level.

QxH, QVC International and CBI operating income decreased $110 million, increased $50 million, and increased $44 million, respectively, for the year ended December 31, 2021, as compared to the corresponding prior year period. See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and CBI. Operating income for Corporate and other declined $469 million for the year ended December 31, 2021, as compared to the corresponding prior year period, primarily due to the impairment of intangible assets at Zulily during the fourth quarter of 2021.

Adjusted Operating Income Before Depreciation and Amortization (“OIBDA”).    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, acquisition-related costs, fire related costs, net (including Rocky Mount inventory losses), and gains on sale leaseback transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA.

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Operating income (loss)	$(2,041)	1,087	1,572
Depreciation and amortization	481	537	562
Stock-based compensation	60	72	64
Restructuring and fire related costs, net of (recoveries)	3	21	—
Gains on sale leaseback transactions	(520)	—	—
Impairment of intangible assets	3,081	363	—
Adjusted OIBDA	$1,064	2,080	2,198

Consolidated Adjusted OIBDA decreased $1,016 million and $118 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods.

QxH, QVC International, and CBI Adjusted OIBDA decreased $689 million, $204 million, and $59 million and for the year ended December 31, 2022, respectively, as compared to the corresponding prior year period. See "Results of

Operations - Businesses" below for a more complete discussion of the results of operations of QVC and CBI.  Corporate and other Adjusted OIBDA decreased $64 million for the year ended December 31, 2022, as compared to the corresponding period in the prior year due to a decline in Adjusted OIBDA at Zulily related to a reduction in total demand and higher product costs which were partially offset by lower marketing, salaries and benefits expenses, partially offset by fewer expenses at the corporate level.

QxH, QVC International, and CBI Adjusted OIBDA decreased $108 million, and increased $52 million and $43 million for the year ended December 31, 2021, respectively, as compared to corresponding prior year period.  See "Results of Operations - Businesses" below for a more complete discussion of the results of operations of QVC and CBI. Corporate and other Adjusted OIBDA decreased $105 million for the year ended December 31, 2021, as compared to the corresponding period in the prior year due to lower Adjusted OIBDA at Zulily due to lower revenue and higher selling, general and administrative (“SG&A”) primarily due to sales deleverage.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Interest expense	$(456)	(468)	(408)
Share of earnings (losses) of affiliate, net	(1)	(94)	(156)
Realized and unrealized gains (losses) on financial instruments, net	41	99	(110)
Gains (losses) on transactions, net	—	10	224
Tax sharing income (expense) with Liberty Broadband	79	10	(39)
Other, net	70	(6)	(32)
Other income (expense)	$(267)	(449)	(521)

Interest expense.    Interest expense decreased $12 million and increased $60 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods. The decrease for the year ended December 31, 2022 is due to lower outstanding debt throughout 2022, including finance lease obligations. The increase for the year ended December 31, 2021 is due to dividends declared and paid related to our Preferred Stock, recorded through interest expense.

Share of earnings (losses) of affiliates.    Share of losses of affiliates decreased $93 million and $62 million during the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods.  The decreased losses in both 2022 and 2021 are related to the Company’s alternative energy entities that have either been sold or wound down as the federal tax credits expired. The alternative energy entities typically operated at a loss, and the Company recorded its share of such losses, but had favorable tax attributes and credits, which are recorded in the Company’s tax accounts.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Equity securities	$13	77	(1)
Exchangeable senior debentures	310	(130)	(277)
Indemnification asset	(273)	(21)	143
Other financial instruments	(9)	173	25
	$41	99	(110)

The changes in these accounts are due primarily to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate. The decrease in the year ended December 31, 2022 as compared to the corresponding prior year period was primarily due to an unrealized loss on the indemnification asset, an unrealized loss on derivative instruments compared to a gain in the prior year, and an unrealized loss related to equity securities, partially offset by unrealized gains on the Company’s exchangeable senior debentures driven by less growth in stock prices of the securities underlying the debentures than the prior year. The increase from loss to gain for the year ended December 31, 2021 as compared to the corresponding prior year period was primarily driven by a decrease in unrealized losses on the Company’s exchangeable senior debentures driven by less growth in stock prices of the securities underlying the debentures than the prior year, an increase in unrealized gains related to derivative instruments which were settled, and an increase from the unrealized gain related to equity securities, partially offset by an unrealized loss on the indemnification asset from a gain in 2020.

Gains (losses) on transactions, net.   Gains (losses) on transactions, net, decreased $10 million and $214 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year periods.  The change in gains (losses) on transactions, net for the year ended December 31, 2021 is due to the sale of one of the Company’s alternative energy investments during the third quarter of 2020, as compared to no other material transactions during 2021 or 2022. For the 2020 sale, the Company received total cash consideration of $272 million and recorded a gain of $224 million on the sale of the alternative energy investment.

Tax sharing income (expense) with Liberty Broadband. The Company has a tax sharing agreement with Liberty Broadband.  As a result, the Company recognized tax sharing income of $79 million and $10 million for the years ended December 31, 2022 and 2021, respectively, and tax sharing expense of $39 million for the year ended December 31, 2020.

Other, net. Other, net increased $76 million and $26 million for the years ended December 31, 2022 and 2021, respectively, when compared to the corresponding prior year periods. The activity captured in Other, net is primarily attributable to gains (losses) on early extinguishment of debt, foreign exchange gains (losses) and interest income. The increase in Other, net for the year ended December 31, 2022 is primarily due to an increase in foreign currency exchange gains, the sale of warrants at QVC in the current year, and a gain on early extinguishment of debt in the current year. The increase in Other, net for the year ended December 31, 2021, as compared to the same period in the prior year, was a result of a decrease in loss on early extinguishment of debt, partially offset by an increase in foreign exchange losses.

Income taxes.  The Company had losses before income taxes of $2,308 million, and income before income taxes of $638 million and $1,051 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company had an income tax expense of $224 million, income tax expense of $217 million and an income tax benefit of $203 million for the years ended December 31, 2022, 2021 and 2020, respectively.

For 2022, the most significant portion of the losses before income taxes relates to a goodwill impairment that is not deductible for tax purposes.

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

Net earnings (loss).    We had net losses of $2,532 million, and net earnings $421 million and $1,254 million for the years ended December 31, 2022, 2021 and 2020, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2022 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, debt (including availability under the Credit Facility, as discussed in note 6 of the accompanying consolidated financial statements), and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted.  For example, under QVC’s bond indentures, it is able to pay dividends or make other restricted payments if it is not in default on its senior secured notes and its consolidated leverage ratio is no greater than 3.5 to 1.0 (“the senior secured notes leverage basket”).  In addition, under the Credit Facility QVC is able to pay dividends or make other restricted payments if it is not in default on the Credit Facility and its consolidated net leverage ratio is no greater than 4.0 to 1.0.  Further, under QVC’s bond indentures and the Credit Facility credit agreement, unlimited dividends are permitted to service the debt of Qurate Retail so long as there is no default (i.e., no leverage test is needed).

As of December 31, 2022, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Qurate Retail and certain of its subsidiaries’ debt credit ratings were downgraded during the year ended December 31, 2022 as follows: (i) Fitch Ratings downgraded Qurate Retail, LI LLC, and QVC’s long-term issuer default ratings from “BB” to “BB-”; (ii) S&P Global downgraded Qurate Retail’s issuer credit rating from “BB-“ to “B+” and QVC’s issue-level rating from “BB+” to “BB”; and (iii) Moody’s downgraded LI LLC corporate family rating from “Ba3” to “B1,” and  QVC’s debt ratings from “Ba2” to “Ba3.” Subsequent to December 31, 2022, S&P Global further downgraded Qurate Retail’s issuer credit rating from “B+” to “B-” and assigned a “B-” issuer rating to LI LLC, and lowered QVC’s issue-level rating from “BB” to “B+.”

Qurate Retail and its subsidiaries are in compliance with their debt covenants as of December 31, 2022.

As of December 31, 2022, Qurate Retail's liquidity position consisted of the following:

Cash and cash
equivalents

amounts in millions
QVC	$357
CBI	12
Corporate and other (1)	906
Total Qurate Retail	$1,275

(1)	Corporate cash as of December 31, 2022 was $875 million.

To the extent that the Company recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have $2.15 billion available for borrowing under the Credit Facility at December 31, 2022. As of December 31, 2022, QVC had approximately $238 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 67% of this foreign cash balance was that of QVC Japan. QVC owns 60% of QVC Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co, LTD.

Additionally, our operating businesses generated more than $1 billion in annual cash provided by operating activities during 2021 and 2020. While cash generated by operating activities was significantly lower in 2022, we believe our businesses will continue to generate positive cash from operating activities in future periods.

	Years ended December 31,
	2022	2021	2020

Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$194	1,225	2,455
Net cash provided (used) by investing activities	$601	(501)	(161)
Net cash provided (used) by financing activities	$(72)	(914)	(2,181)

During the year ended December 31, 2022, Qurate Retail's primary sources of cash were proceeds from the sales of fixed assets of $704 million, insurance proceeds of $280 million, partially offset by capital expenditures of $268 million, dividends paid to noncontrolling interest of $68 million, and expenditure for television distribution rights of $45 million.

The projected uses of Qurate Retail’s cash in the next year, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt, approximately $365 million for estimated interest payments on outstanding debt, including corporate level and other subsidiary debt, anticipated capital improvement spending between $250 million and $300 million, the repayment of certain debt obligations,  payments related to television distribution rights, payment of dividends to the holders of the Preferred Stock, and additional investments in existing or new businesses. The Company also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.

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

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years

	amounts in millions
Consolidated material cash requirements
Long-term debt (1)	$6,895	216	1,206	1,656	3,817
Interest payments (2)	4,173	364	662	515	2,632
Finance and operating lease obligations	1,078	128	196	140	614
Preferred Stock (3)	2,104	101	203	203	1,597
Purchase orders and other obligations (4)	3,079	3,033	36	10	—
Total	$17,329	3,842	2,303	2,524	8,660
(1)	Amounts are reflected in the table at the outstanding principal amount, assuming the debt instruments will remain outstanding until the stated maturity date, and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheets. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2022, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2022 rates and (iii) assume that our existing debt is repaid at maturity.
(3)	This amount reflects the annual 8.0% dividend on shares of Preferred Stock outstanding as of December 31, 2022 and redemption of the Preferred Stock on March 15, 2031.
(4)	Amounts include open purchase orders for inventory and non-inventory purchases along with other material cash requirements.

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

As of December 31, 2022, the intangible assets not subject to amortization for each of our significant reportable segments were as follows:

	Goodwill	Tradenames	Total

	amounts in millions
QxH	$2,693	2,698	5,391
QVC International	778	—	778
CBI	12	—	12
Corporate and other	18	20	38
	$3,501	2,718	6,219

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter of each year, or more frequently, if events or circumstances indicate impairment may have occurred. We utilize a qualitative assessment for determining whether a quantitative goodwill and other non-amortizable intangible asset impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. In 2022, an impairment of $2,535 million was recorded to QxH’s goodwill.  In 2022 and 2021, impairments of $226 million and $233 million were recorded to Zulily’s goodwill, respectively.  There were no goodwill impairments in 2020. In 2022, an impairment of $180 million was recorded to the QxH tradename (related to the tradename associated with HSN).  In 2022 and 2021, impairments of $140 million and $130 million were recorded to Zulily’s tradename, respectively.  There were no tradename impairments in 2020.

Retail Related Adjustments and Allowances. QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in its consolidated statements of operations. For both of the years ended December 31, 2022 and 2021 sales returns represented 15.3%, and for the year ended December 31, 2020 sales returns represented 15.6% of QVC's gross product revenue. The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on, among other factors, the aging of its inventory balance, the likely method of disposition, and the estimated recoverable values based on historical experience of inventory markdowns and liquidation. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. As of December 31, 2022, QVC's inventory was $1,035 million, which was net of the obsolescence reserve of $143 million. As of December 31, 2021, inventory was $1,355 million, which was net of the obsolescence reserve of $122 million. QVC's allowance for credit losses is calculated as a percent of accounts receivable at the end of a reporting period, and is based on historical experience, with the change in such allowance recorded as a provision for credit losses in SG&A expenses in the consolidated statements of operations. Trade accounts receivable (including installment payment, credit card and customer receivables) were $1,319 million and $1,521 million, as of December 31, 2022 and 2021, respectively. Allowance for credit losses related to uncollectible trade accounts receivable was $87 million and $86 million as of December 31, 2022 and 2021, respectively. Each of these estimates requires management judgment and may not reflect actual results.

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

In the U.S., QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN, and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, DirectTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; social media pages and over-the-air broadcasters.

QVC's digital platforms enable consumers to purchase goods offered on its televised programming, along with a wide assortment of products that are available only on its U.S. websites. QVC.com and its other digital platforms (including its mobile applications, social media pages and others) are natural extensions of its business model, allowing customers to engage in its shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, QVC’s U.S. websites allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account.

Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., QVC’s international businesses also engage customers via websites, mobile applications and social media pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.

QVC's operating results were as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Net revenue	$9,887	11,354	11,472
Cost of goods sold (excluding depreciation, amortization and Rocky Mount inventory losses shown below)	(6,751)	(7,368)	(7,418)
Operating expenses	(760)	(791)	(786)
SG&A expenses (excluding stock-based compensation)	(1,268)	(1,194)	(1,211)
Adjusted OIBDA	1,108	2,001	2,057
Restructuring and fire related (costs), net of recoveries (including Rocky Mount inventory losses)	10	(21)	—
Gains on sale leaseback transactions	520	—	—
Impairment of intangible assets	(2,715)	—	—
Stock-based compensation	(36)	(44)	(37)
Depreciation and amortization	(401)	(429)	(453)
Operating income (loss)	$(1,514)	1,507	1,567

Net revenue was generated from the following geographical areas:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
QxH	$7,359	8,277	8,505
QVC International	2,528	3,077	2,967
	$9,887	11,354	11,472

QVC's consolidated net revenue decreased 12.9% and decreased 1.0% for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior years.  The $1,467 million decrease in 2022 net revenue was primarily due to an 8.5% decrease in units shipped driven by QxH, $373 million in unfavorable foreign exchange rates, a $124 million decrease in shipping and handling revenue driven by QxH, and a decline of 0.8% in ASP primarily at QxH, partially offset by an increase in ASP at QVC International. These declines were partially offset by a $161 million decrease in estimated product returns, primarily driven by QxH.

The 2021 decrease of $118 million in net revenue was primarily comprised of a 1.3% decrease in units shipped driven by QxH, a decline of 0.8% in ASP, primarily driven by QxH, and a decrease of $18 million in shipping and handling revenue across both segments. These declines were partially offset by an $84 million decrease in estimated product returns, primarily driven by QxH, and $57 million in favorable foreign exchange rates.

During the years ended December 31, 2022 and 2021, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for QVC in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2022			Year ended December 31, 2021
	U.S. dollars	Foreign Currency Exchange Impact	Constant currency	U.S. dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(11.1)%	—%	(11.1)%	(2.7)%	—%	(2.7)%
QVC International	(17.8)%	(12.1)%	(5.7)%	3.7%	1.9%	1.8%

In 2022, the QxH net revenue decrease was primarily due to a 9.3% decrease in units shipped, a 1.8% decline in ASP and a $104 million decrease in shipping and handling revenue, partially offset by a $149 million decrease in estimated product returns. For the year ended December 31, 2022, QxH experienced shipped sales declines across all categories. The decrease in estimated product returns was primarily driven by a decrease in sales volume. The decline in ASP was primarily due to discounting as a result of inventory reduction actions. QVC International net revenue decline in constant currency was primarily due to a 6.4% decrease in units shipped across all markets except Japan and a $20 million decrease in shipping and handling revenue. These declines were partially offset by a 1.7% increase in ASP driven by the U.K. and Japan and a $12 million decrease in estimated product returns across all markets except the U.K. QVC International experienced shipped sales decline in constant currency in all categories except apparel.

In 2021, the QxH net revenue decrease was primarily due to a 1.4% decrease in units shipped, a 1.7% decline in ASP and a $12 million decrease in shipping and handling revenue, partially offset by a $60 million decrease in estimated product returns. For the year ended December 31, 2021, QxH experienced shipped sales growth in apparel and accessories with declines in all other categories. The decrease in estimated product returns was primarily driven by a decrease in sales volume partially offset by a shift in product mix to higher return rate categories. QVC International net revenue growth in constant currency was primarily due to a 1.8% increase in ASP, driven by ASP increases in Japan and the U.K., and a $24 million decrease in estimated product returns driven by Germany. These increases were partially offset by a 0.9% decrease in units shipped. QVC International experienced shipped sales growth in constant currency in all categories except electronics and beauty.

QVC's cost of goods sold as a percentage of net revenue was 68.3%, 64.9% and 64.7% for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in cost of goods sold as a percentage of revenue in 2022 is primarily due to higher fulfillment costs across both segments driven by increased freight and warehousing costs. Higher fulfillment costs at QxH were also impacted by strains on QVC’s fulfillment network due to the loss of the Rocky Mount fulfillment center and rent related to warehouses sold and leased back during the period, partially offset by efficiencies from fulfillment centers closed in the prior year. QVC also experienced product margin pressure across the business. Margin pressure was driven by discounting as a result of inventory reduction actions. The increase in cost of goods sold as a percentage of revenue in 2021 is primarily due to increased warehouse expenses driven by higher wages due to labor shortages and increased freight costs at QxH. These increases were partially offset by decreased obsolescence as a result of less aged inventory at QxH and product margin favorability. Product margin favorability was primarily driven by QVC International, partially offset by margin pressure at QxH.

QVC’s operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, and telecommunications expenses. Operating expenses decreased $31 million or 4% and increased $5 million or 1% for the years ended December 31, 2022 and 2021, respectively, as compared to the prior years. Operating expenses were 7.7%, 7.0% and 6.9% of net revenue for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in 2022 was primarily due to a $31 million decrease as a result of favorable exchange rates. The increase in 2021 was primarily due to a $9 million increase in customer service expenses, driven by QxH, due to higher labor costs. This increase was partially offset by a decrease in commissions and credit card fees primarily due to lower sales volume at QxH.

QVC’s SG&A expenses (excluding and stock-based compensation) include personnel, information technology (“IT”), provision for credit losses, production costs and marketing and advertising expense. Such expenses increased $74 million, and were 12.8% of net revenue for the year ended December 31, 2022 as compared to the prior year and decreased $17 million to 10.5% of net revenue for the year ended December 31, 2021 as compared to the prior year.

The increase in 2022 was primarily due to a $27 million increase in personnel costs primarily at QxH, a $26 million increase in estimated credit losses primarily at QxH, a $22 million increase in consulting expenses primarily at QxH, a $15 million increase in marketing costs across both segments and, to a lesser extent, increases in rent, IT expenses, non-income related taxes and travel expenses. These increases were partially offset by a $51 million decrease due to favorable exchange rates. The increase to estimated credit losses was due to lower expected collections in the current year compared to favorable adjustments recognized in the prior year based on actual collections experience partially offset by lower sales volume.

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

QVC recorded a gain of $10 million and a loss of $21 million for the years ended December 31, 2022 and 2021, respectively, in restructuring and fire related costs, net of (recoveries). For the year ended December 31, 2022, the gain primarily related to insurance proceeds received for inventory and fixed asset losses partially offset by write-downs on Rocky Mount inventory and restructuring costs primarily related to the workforce reduction. For the year ended December 31, 2021, the loss included expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in cost of goods sold. These indirect expenses have been submitted as part of QVC’s business interruption insurance claim; however, there can be no guarantee they will be recovered.

QVC recorded $520 million of gains on sale leaseback transactions for the year ended December 31, 2022. The gains related to the sale leaseback of six owned and operated U.S. properties. There were no gains on sale leaseback transactions recorded for each of the years ended December 31, 2021 and 2020.

QVC recorded an impairment loss of $2,715 million for the year ended December 31, 2022 related to the decrease in the fair value of the HSN indefinite-lived tradename and the QxH reporting unit  (see note 5 to the accompanying consolidated financial statements). There were no impairment losses recorded by QVC for the years ended December 31, 2021 and 2020.

Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $36 million, $44 million and $37 million of stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively.  The decrease in 2022 was primarily due to the retirement of QVC’s former Chief Executive Officer. The increase in 2021 was primarily due to fewer cancellations of restricted stock awards and the issuance of awards to certain officers.

Depreciation and amortization decreased $28 million and $24 million for the years ended December 31, 2022 and December 31, 2021, respectively, as compared to the corresponding prior years.  Depreciation and amortization included $62 million, $62 million and $66 million of acquisition related amortization during the years ended December 31, 2022, 2021, and 2020, respectively. For the year ended December 31, 2022, depreciation and amortization decreased primarily due to assets disposed of related to the Rocky Mount fulfillment center fire and the six owned and operated U.S. properties sold and leased back.  For the year ended December 31, 2021, depreciation and amortization decreased, primarily due to a decrease in property and equipment depreciation due to the sale of QVC’s Lancaster and San Antonio facilities during 2021, and a decrease in channel placement amortization and related expenses due to lower subscriber count, partially offset by increased software amortization due to software additions including QVC's Enterprise Resource Planning system.

CBI

CBI's operating results for the last three years were as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Net revenue	$1,313	1,238	1,070
Cost of goods sold	(850)	(734)	(645)
Operating expenses	(48)	(46)	(38)
SG&A expenses (excluding stock-based compensation)	(337)	(321)	(293)
Adjusted OIBDA	78	137	94
Stock-based compensation	(3)	(2)	(1)
Depreciation and amortization	(27)	(27)	(29)
Operating income (loss)	$48	108	64

CBI’s revenue consists primarily of indoor and outdoor home furnishings.

CBI's consolidated net revenue increased 6.1% and 15.7% for the years ended December 31, 2022 and December 31, 2021, respectively, as compared to the corresponding prior years. The increase in net revenue for the year ended December 31, 2022, compared to the prior year, was primarily attributable to an increase in ASP, partially offset by an increase in product returns. Orders shipped were relatively flat compared to the prior year.  The increase in ASP was the result of a continued mix shift from apparel and seasonal décor to indoor and outdoor furniture which sell at higher price points. The increase in net revenue for the year ended December 31, 2021, compared to the prior year, was primarily attributed to a 15% increase in demand in the home and apparel categories.

CBI's cost of goods sold as a percentage of net revenue was 64.7%, 59.3% and 60.3% for the years ended December 31, 2022, 2021 and 2020, respectively. Cost of goods sold as a percentage of net revenue increased for the year ended December 31, 2022, compared to the prior year, primarily due to higher inbound logistics costs driven by higher storage fees and ocean container rates.  Cost of goods sold as a percentage of net revenue decreased slightly for the year ended December 31, 2021, compared to the prior year, primarily due to reduced promotional activity driving higher product margins.

CBI’s operating expenses are principally comprised of credit card fees and customer service expenses.  Operating expenses slightly increased for the year ended December 31, 2022, compared to the prior year, driven by increased credit card fees due to increased revenue.  Operating expenses increased for the year ended December 31, 2021, compared to the prior year, driven by increased credit card fees due to increased revenue.

CBI’s SG&A expenses include print, digital and retail marketing. As a percentage of net revenue, SG&A remained relatively flat for the year ended December 31, 2022 as compared to the year ended December 31, 2021.  As a percentage of net revenue, SG&A decreased from 27.4% to 25.9% for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to increased revenue performance.

CBI’s stock-based compensation expense increased $1 million for both of the years ended December 31, 2022 and December 31, 2021, compared to the corresponding periods in the prior year. The increase for the year ended December 31, 2022, compared to the prior year, was due to a change in the annual grant vesting period from 4 years to 3 years.  The increase for the year ended December 31, 2021, compared to the prior year, was due to fewer terminations.

CBI’s depreciation and amortization expense remained flat and decreased $2 million for the year ended December 31, 2022 and December 31, 2021, respectively, as compared to the corresponding periods in the prior year. The decrease for the year ended December 31, 2021, compared to the prior year, was primarily due to lower depreciation expense as a result of assets being at the end of their useful lives.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2022, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QxH and QVC International	$1,057	5.8%	$3,914	5.1%
CBI	$18	5.8%	$—	—%
Corporate and other	$—	—%	$1,906	5.4%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the years ended December 31, 2022, 2021 and 2020 would have been impacted by approximately $4 million, $6 million and $5 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Qurate Retail are filed under this Item, beginning on page II-28.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”) and under the supervision of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2022 because of the material weakness in its internal control over financial reporting that is described in “Management’s Report on Internal Control Over Financial Reporting.”

However, giving full consideration to the material weakness, the Company’s management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

See page II-23 for Management's Report on Internal Control Over Financial Reporting.

See page II-24 for KPMG LLP’s report regarding the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

In response to the material weakness described in Management’s Report on Internal Control Over Financial Reporting, the Company reviewed the design of Zulily’s and QVC’s controls and implemented the remediation activities to alleviate the noted control deficiencies, as listed in the “Remediation Plan for Material Weakness in Internal Control over Financial Reporting.” Other than these items, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In response to the material weakness described in Management’s Report on Internal Control Over Financial Reporting, the Company has developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weakness. The remediation efforts are underway and include the following:

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

The Company believes the foregoing efforts will remediate the material weakness described in Management’s Report on Internal Control Over Financial Reporting. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management, with participation of the Executives, under the oversight of the Company’s Board of Directors, evaluated the effectiveness of internal control over financial reporting as of December 31, 2022, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is not effective due to the material weakness described below.

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

The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K, and issued an adverse opinion on the effectiveness of the Company's internal control over financial reporting. KPMG LLP’s report appears on page II-23 of this Annual Report on Form 10- K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Qurate Retail, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Qurate Retail, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified related to the ineffective design and operating effectiveness of information technology general controls (ITGCs) at Zulily which also impacted an inventory management system in place for certain QVC and HSN fulfillment centers. Business process controls (automated and manual) and reports and information that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. This material weakness has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Qurate Retail, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Qurate Retail, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence over revenue

As discussed in note 2 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $12,106 million of revenue for the year ended December 31, 2022, of which $7,359 million related to QxH, $2,528 million related to QVC International, $1,313 million related to Cornerstone Brands, Inc., and $906 million related to corporate and other revenue. The processing of these revenue streams is reliant upon multiple information technology (IT) systems and the IT systems differ between revenue streams.

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

Fair value of the QxH reporting unit and tradenames with indefinite lives

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s reporting units align with its operating segments and the QxH operating segment goodwill balance was $2,693 million as of December 31, 2022. Tradenames with indefinite lives were $2,698 million as of December 31, 2022. The Company performs goodwill and indefinite-lived intangible asset impairment testing on an annual basis and more frequently if events and circumstances indicated that the asset might be impaired. The fair value of the QxH reporting unit was determined using a discounted cash flow method, and a goodwill impairment of $2,535 million was recorded.  The fair value of tradenames with indefinite lives was determined using the relief from royalty method, and an impairment of $180 million was recorded. Both impairment losses were recorded in the third quarter of 2022.

We identified the evaluation of the fair values of the QxH reporting unit and tradenames with indefinite lives as a critical audit matter. Subjective auditor judgment was required to evaluate the discount rates used to estimate the fair value of the QxH reporting unit and tradenames with indefinite lives. Minor changes in these assumptions could have had a significant impact on the fair values. Additionally, the evaluation of the discount rates required the involvement of professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill and indefinite-lived intangible assets impairment processes. This included a control related to the discount rate assumptions. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used by management by comparing them to a range of independently developed discount rates using publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 1995.

Denver, Colorado
March 1, 2023

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2022 and 2021

	2022	2021

Assets	amounts in millions
Current assets:
Cash and cash equivalents	$1,275	587
Trade and other receivables, net	1,394	1,679
Inventory, net	1,346	1,623
Indemnification agreement receivable	50	324
Other current assets	210	235
Total current assets	4,275	4,448

Property and equipment	1,661	2,601
Accumulated depreciation	(1,091)	(1,571)
	570	1,030
Intangible assets not subject to amortization (note 5):
Goodwill	3,501	6,339
Tradenames	2,718	3,038
	6,219	9,377
Intangible assets subject to amortization, net (note 5)	612	745
Operating lease right-of-use assets (note 7)	585	351
Other assets, at cost, net of accumulated amortization	310	251
Total assets	$12,571	16,202

(continued)

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2022 and 2021

	2022	2021

	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$976	1,429
Accrued liabilities	1,133	1,236
Current portion of debt, including $614 million and $1,315 million measured at fair value (note 6)	828	1,315
Other current liabilities	162	244
Total current liabilities	3,099	4,224
Long-term debt (note 6)	5,525	5,674
Deferred income tax liabilities (note 8)	1,440	1,350
Preferred stock (note 9)	1,266	1,261
Operating lease liabilities (note 7)	518	303
Other liabilities	198	404
Total liabilities	12,046	13,216
Equity
Stockholders' equity (note 9):
Series A Qurate Retail common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 374,390,323 shares at December 31, 2022 and 371,132,684 shares at December 31, 2021	4	4
Series B Qurate Retail common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,373,512 shares at December 31, 2022 and 8,163,190 shares at December 31, 2021	—	—
Additional paid-in capital	53	—
Accumulated other comprehensive earnings (loss), net of taxes	18	(79)
Retained earnings	337	2,925
Total stockholders' equity	412	2,850
Noncontrolling interests in equity of subsidiaries	113	136
Total equity	525	2,986
Commitments and contingencies (note 14)
Total liabilities and equity	$12,571	16,202

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020

	amounts in millions,
	except per share amounts
Total revenue, net	$12,106	14,044	14,177
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	8,417	9,231	9,291
Operating expense	835	875	867
Selling, general and administrative, including stock-based compensation	1,945	1,930	1,885
Impairment of intangible assets and long lived assets	3,081	363	—
Gains on sale leaseback transactions	(520)	—	—
Restructuring and fire related costs, net of (recoveries) (note 14)	(92)	21	—
Depreciation and amortization	481	537	562
	14,147	12,957	12,605
Operating income (loss)	(2,041)	1,087	1,572
Other income (expense):
Interest expense	(456)	(468)	(408)
Share of earnings (losses) of affiliates, net	(1)	(94)	(156)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	41	99	(110)
Gains (losses) on transactions, net	—	10	224
Tax sharing income (expense) with Liberty Broadband	79	10	(39)
Other, net	70	(6)	(32)
	(267)	(449)	(521)
Earnings (loss) from continuing operations before income taxes	(2,308)	638	1,051
Income tax (expense) benefit (note 8)	(224)	(217)	203
Net earnings (loss)	(2,532)	421	1,254
Less net earnings (loss) attributable to the noncontrolling interests	62	81	58
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(2,594)	340	1,196

Basic net earnings (loss) attributable to Qurate Retail, Inc. shareholders per common share (note 2):	$(6.83)	0.84	2.88
Diluted net earnings (loss) attributable to Qurate Retail, Inc. shareholders per common share (note 2):	$(6.83)	0.82	2.84

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020

	amounts in millions
Net earnings (loss)	$(2,532)	421	1,254
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(182)	(128)	118
Recognition of previously unrealized losses (gains) on debt, net	(14)	(1)	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments (note 13)	277	(36)	17
Other comprehensive earnings (loss)	81	(165)	134
Comprehensive earnings (loss)	(2,451)	256	1,388
Less comprehensive earnings (loss) attributable to the noncontrolling interests	46	67	65
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(2,497)	189	1,323

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020

	amounts in millions
	(See note 3)
Cash flows from operating activities:
Net earnings (loss)	$(2,532)	421	1,254
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	481	537	562
Impairment of intangible assets	3,081	363	—
Stock-based compensation	60	72	64
Noncash interest expense	10	10	7
Share of (earnings) losses of affiliates, net	1	94	156
Realized and unrealized (gains) losses on financial instruments, net	(41)	(99)	110
(Gains) losses on sale leaseback transactions	(520)	—	—
(Gains) losses on transactions, net	—	(10)	(224)
Gain on insurance proceeds, net of fire related costs	(132)	—	—
(Gains) losses on extinguishment of debt	(8)	1	40
Deferred income tax expense (benefit)	12	(4)	(348)
Insurance proceeds received for inventory and operating losses	96	100	—
Other noncash charges (credits), net	(45)	22	8
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	124	27	232
Decrease (increase) in inventory	254	(440)	133
Decrease (increase) in prepaid expenses and other assets	102	76	39
(Decrease) increase in trade accounts payable	(446)	147	185
(Decrease) increase in accrued and other liabilities	(303)	(92)	237
Net cash provided (used) by operating activities	194	1,225	2,455
Cash flows from investing activities:
Cash proceeds from dispositions of investments	13	81	271
Investment in and loans to cost and equity investees	(7)	(202)	(119)
Capital expenditures	(268)	(244)	(257)
Expenditures for television distribution rights	(45)	(187)	(56)
Insurance proceeds for fixed assets	184	—	—
Proceeds from sale of fixed assets	704	54	—
Other investing activities, net	20	(3)	—
Net cash provided (used) by investing activities	601	(501)	(161)
Cash flows from financing activities:
Borrowings of debt	3,029	1,037	1,300
Repayments of debt	(3,008)	(594)	(2,079)
Repurchases of Qurate Retail common stock	—	(365)	(70)
Withholding taxes on net share settlements of stock-based compensation	(7)	(29)	(7)
Payments for issuances of financial instruments	—	(694)	(69)
Proceeds from settlements of financial instruments	—	311	79
Dividends paid to noncontrolling interest	(68)	(60)	(62)
Dividends paid to common shareholders	(12)	(503)	(1,251)
Other financing activities, net	(6)	(17)	(22)
Net cash provided (used) by financing activities	(72)	(914)	(2,181)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(34)	(28)	20
Net increase (decrease) in cash, cash equivalents and restricted cash	689	(218)	133
Cash, cash equivalents and restricted cash at beginning of period	596	814	681
Cash, cash equivalents and restricted cash at end of period	$1,285	596	814

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Equity

Years ended December 31, 2022, 2021 and 2020

	Stockholders' Equity
				Accumulated
				other		Noncontrolling
			Additional	comprehensive		interest in
			paid-in	earnings (loss),	Retained	equity of	Total
	Series A	Series B	capital	net of taxes	Earnings	subsidiaries	equity

	amounts in millions
Balance at December 31, 2019	$4	—	—	(55)	4,855	132	4,936
Net earnings (loss)	—	—	—	—	1,196	58	1,254
Other comprehensive earnings (loss)	—	—	—	127	—	7	134
Stock-based compensation	—	—	59	—	—	—	59
Series A Qurate Retail stock repurchases	—	—	(70)	—	—	—	(70)
Distribution to noncontrolling interest	—	—	—	—	—	(62)	(62)
Distribution of dividends to common and preferred shareholders	—	—	—	—	(2,541)	—	(2,541)
Other	—	—	(21)	—	—	—	(21)
Reclassification	—	—	32	—	(32)	—	—
Balance at December 31, 2020	4	—	—	72	3,478	135	3,689
Net earnings (loss)	—	—	—	—	340	81	421
Other comprehensive earnings (loss)	—	—	—	(151)	—	(14)	(165)
Stock-based compensation	—	—	67	—	—	—	67
Series A Qurate Retail stock repurchases	—	—	(434)	—	—	—	(434)
Distribution to noncontrolling interest	—	—	—	—	—	(66)	(66)
Withholding taxes on net share settlements of stock-based compensation	—	—	(29)	—	—	—	(29)
Distribution of dividends to common and preferred shareholders	—	—	—	—	(499)	—	(499)
Other	—	—	2	—	—	—	2
Reclassification	—	—	394	—	(394)	—	—
Balance at December 31, 2021	4	—	—	(79)	2,925	136	2,986
Net earnings (loss)	—	—	—	—	(2,594)	62	(2,532)
Other comprehensive earnings (loss)	—	—	—	97	—	(16)	81
Stock-based compensation	—	—	58	—	—	—	58
Distribution to noncontrolling interest	—	—	—	—	—	(69)	(69)
Withholding taxes on net share settlements of stock-based compensation	—	—	(7)	—	—	—	(7)
Distribution of dividends to common and preferred shareholders	—	—	—	—	6	—	6
Other	—	—	2	—	—	—	2
Balance at December 31, 2022	$4	—	53	18	337	113	525

See accompanying notes to consolidated financial statements.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

(1) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Qurate Retail, Inc. (or “Liberty”) and its controlled subsidiaries (collectively, "Qurate Retail," the "Company," “we,” “us,” and “our”) unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. Qurate Retail is made up of wholly-owned subsidiaries QVC, Inc. (“QVC”), Cornerstone Brands, Inc. (“CBI”), Zulily, LLC (“Zulily”), and other cost and equity method investments, and is primarily engaged in the video and online commerce industries in North America, Europe and Asia.

Qurate Retail and GCI Liberty, Inc. (“GCI Liberty”) entered into a tax sharing agreement in connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”). Pursuant to that tax sharing agreement, GCI Liberty agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation). Following a merger between Liberty Broadband Corporation (“Liberty Broadband”) and GCI Liberty, Liberty Broadband has assumed the tax sharing agreement. Qurate Retail had a tax sharing payable of approximately $18 million and $96 million as of December 31, 2022 and 2021, respectively, included in Other liabilities in the consolidated balance sheets.

Qurate Retail and Liberty Media Corporation (“LMC”) entered into certain agreements in order to govern certain of the ongoing relationships between the two companies. These agreements include a reorganization agreement, a services agreement (the “Services Agreement”) and a facilities sharing agreement (the “Facilities Sharing Agreement”).  Pursuant to the Services Agreement, LMC provides Qurate Retail with general and administrative services including legal, tax, accounting, treasury and investor relations support. See below for a description of an amendment to the Services Agreement entered into in December 2019. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the Facilities Sharing Agreement, Qurate Retail shares office space with LMC and related amenities at LMC's corporate headquarters.  Under these various agreements approximately $7 million, $10 million and $9 million of these allocated expenses were reimbursable from Qurate Retail to LMC for the years ended December 31, 2022, 2021 and 2020, respectively.

In December 2019, the Company entered into an amendment to the Services Agreement in connection with LMC’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s Chairman of the Board of Directors (the “Chairman”). Under the amended Services Agreement, components of his compensation would either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”), and Liberty Broadband (collectively, the “Service Companies”) or reimbursed to LMC, in each case, based on allocations among LMC and the Service Companies set forth in the amended Services Agreement. This allocation percentage will be determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on a Liberty Media-wide and CEO basis, weighted 50%, in each case, absent agreement to the contrary by LMC and the Service Companies in consultation with the CEO. The allocation percentage will then be adjusted annually and following certain events. For the years ended December 31, 2022 and 2021, the allocation percentage for the Company was 13% and 17%.  The amended Services Agreement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”).  A portion of the grants made to our Chairman during the years ended December 31, 2020 and 2019 related to our Company’s allocable portion of these upfront awards.

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

On November 20, 2020, Qurate Retail announced that an authorized committee of its board of directors (the “Board of Directors”) declared a special cash dividend (the “December Special Dividend”) in the amount of $1.50 per common share, for an aggregate dividend of approximately $625 million, payable in cash on December 7, 2020 to stockholders of record of the Company’s Series A and Series B common stock at the close of business on November 30, 2020.

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

Revision of Prior Period Financial Information

The Company has revised its consolidated financial statements and related notes included herein to correct immaterial errors in depreciation expense reported in periods prior to 2020, along with deferred tax adjustments reported in 2020 and periods prior to 2020. Revisions have been reflected in the comparative 2021 financial statements to reduce property and equipment, net by $47 million and reduce deferred income tax liabilities by $3 million, and revisions have been reflected in the comparative 2020 financial statements to reduce the opening January 1, 2020 retained earnings balance by $36 million and reduce the deferred tax benefit by $8 million.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

A summary of activity in the allowance for credit losses is as follows:

	Balance	Additions			Balance
	beginning	Charged		Deductions-	end of
	of year	to expense	Other	write-offs	year

	amounts in millions
2022	$107	82	(1)	(77)	111
2021	$132	55	—	(80)	107
2020	$129	92	—	(89)	132

Inventory

Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market.  Cost is determined by the average cost method, which approximates the first-in, first-out method.  Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable values of each disposition category.  Inventory is stated net of inventory obsolescence reserves of $154 million and $135 million for the years ended December 31, 2022 and 2021, respectively.

Investments

All marketable equity and debt securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values.  The Company had no equity securities for which it elected the fair value option as of December 31, 2022 and 2021.

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

December 31, 2022, 2021 and 2020

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2022	2021

	amounts in millions
Land	$73	116
Buildings and improvements	453	998
Support equipment	1,041	1,155
Projects in progress	77	55
Finance lease right-of-use ("ROU") assets	17	277
Total property and equipment	$1,661	2,601

Property and equipment, including significant improvements, is stated at amortized cost, less impairment losses, if any. Depreciation is computed using the straight-line method using estimated useful lives of 2 to 8 years for support equipment and 8 to 20 years for buildings and improvements.  Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $158 million, $167 million and $199 million, respectively.

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

In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment exists for any of our reporting units.  A reporting unit is defined in accounting guidance in accordance with U.S. generally accepted accounting principles ("GAAP") as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company considers its reporting units to align with its operating segments. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current year and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

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

December 31, 2022, 2021 and 2020

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Revenue Recognition

Disaggregated revenue by segment and product category consisted of the following:

	Year ended December 31, 2022
	QxH	QVC Int'l	CBI	Corp and other	Total

	amounts in millions
Home	$2,866	998	1,112	241	5,217
Apparel	1,243	445	201	351	2,240
Beauty	1,108	579	—	42	1,729
Accessories	867	217	—	210	1,294
Electronics	775	92	—	7	874
Jewelry	311	185	—	32	528
Other revenue	189	12	—	23	224
Total Revenue	$7,359	2,528	1,313	906	12,106

	Year ended December 31, 2021
	QxH	QVC Int'l	CBI	Corp and other	Total

	amounts in millions
Home	$3,278	1,237	1,038	440	5,993
Apparel	1,291	492	199	559	2,541
Beauty	1,223	723	—	66	2,012
Accessories	980	265	—	295	1,540
Electronics	964	119	—	13	1,096
Jewelry	359	228	—	50	637
Other revenue	182	13	1	29	225
Total Revenue	$8,277	3,077	1,238	1,452	14,044

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

	Year ended December 31, 2020
	QxH	QVC Int'l	CBI	Corp and other	Total

	amounts in millions
Home	$3,529	1,199	903	490	6,121
Beauty	1,261	724	—	73	2,058
Apparel	1,170	437	167	583	2,357
Accessories	944	260	—	394	1,598
Electronics	1,069	122	—	17	1,208
Jewelry	363	216	—	51	630
Other revenue	169	9	—	27	205
Total Revenue	$8,505	2,967	1,070	1,635	14,177

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

December 31, 2022, 2021 and 2020

An allowance for returned merchandise is provided as a percentage of sales based on historical experience.  Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

A summary of activity in the allowance for sales returns, is as follows:

	Balance beginning of year	Additions - charged to earnings	Deductions	Balance end of year

	amounts in millions
2022	$274	1,917	(1,976)	215
2021	$300	2,145	(2,171)	274
2020	$261	2,188	(2,149)	300

Cost of Retail Sales

Cost of retail sales sold primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

Advertising Costs

Advertising costs generally are expensed as incurred.  Advertising expense aggregated $548 million, $560 million and $440 million for the years ended December 31, 2022, 2021 and 2020, respectively. Advertising costs are reflected in the selling, general and administrative (“SG&A”), including stock-based compensation line item in our consolidated statements of operations.

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

Stock compensation expense, which was included in SG&A expense in the accompanying consolidated statements of operations, was $60 million, $72 million and $64 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

December 31, 2022, 2021 and 2020

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

Leases

The Company has operating leases, finance leases, and has entered into sale leaseback transactions. Refer to note 7 for a discussion on accounting for leases and other financial disclosures.

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

Series A and Series B Qurate Retail Common Stock

EPS for all periods through December 31, 2022, is based on the following WASO.  Excluded from diluted EPS for the years ended December 31, 2022, 2021 and 2020 are approximately 33 million, 24 million and 28 million potentially dilutive common shares, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2022	2021	2020

	number of shares in millions
Basic WASO	380	403	416
Potentially dilutive shares	3	12	5
Diluted WASO	383	415	421

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

As a result of repurchases of Series A Qurate Retail common stock, the Company’s additional paid-in capital balance was in a deficit position in certain quarterly periods during the years ended December 31, 2021 and 2020. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit at December 31, 2021 and 2020 to retained earnings.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Qurate Retail considers (i) fair value measurements of non-financial instruments, (ii) accounting for income taxes and (iii) estimates of retail-related adjustments and allowances to be its most significant estimates.

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Cash paid for interest	$447	458	392

Cash paid for income taxes, net	$284	29	116

The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,
	2022	2021

	amounts in millions
Cash and cash equivalents	$1,275	587
Restricted cash included in other current assets	10	9
Total cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$1,285	596

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The Company's assets and liabilities measured at fair value are as follows:

	December 31, 2022			December 31, 2021
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$938	938	—	149	149	—
Indemnification asset	$50	—	50	324	—	324
Debt	$614	—	614	1,315	—	1,315

The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with a merger between the two companies, Liberty Broadband has agreed to indemnify Liberty Interactive LLC (“LI LLC”) for certain payments made to holders of LI LLC’s 1.75% Exchangeable Debentures due 2046 (the “1.75% Exchangeable Debentures”). An indemnity asset in the amount of $281 million was recorded upon completion of the GCI Liberty Split-Off. The remaining indemnification to LI LLC for certain payments made to holders of the 1.75% Exchangeable Debentures pertains to the holders’ ability to exercise their exchange right according to the terms of the debentures on or before October 5, 2023.  Such amount will equal the difference between the exchange value and the sum of the adjusted principal amount of the 1.75% Exchangeable Debentures and estimated tax benefits resulting from the exchange, if any, at the time the exchange occurs.  The indemnification asset recorded in the consolidated balance sheets as of December 31, 2022 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2).  As of December 31, 2022, a holder of the 1.75% Exchangeable Debentures has the ability to put their debentures on October 5, 2023, and accordingly, such indemnification asset is included as a current asset in our consolidated balance sheet as of December 31, 2022.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Equity securities	$13	77	(1)
Exchangeable senior debentures	310	(130)	(277)
Indemnification asset	(273)	(21)	143
Other financial instruments	(9)	173	25
	$41	99	(110)

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk were gains of $341 million, losses of $44 million and gains of $21 million, net of the recognition of previously unrecognized gains and losses, for the years ended December 31, 2022, 2021, and 2020, respectively.  The cumulative change was a gain of $489 million as of December 31, 2022, net of the recognition of previously unrecognized gains and losses.

(5) Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QxH	QVC International	CBI	Corporate and Other	Total

	amounts in millions
Balance at January 1, 2021	$5,228	921	12	477	6,638
Foreign currency translation adjustments	—	(66)	—	—	(66)
Impairments	—	—	—	(233)	(233)
Balance at December 31, 2021	5,228	855	12	244	6,339
Foreign currency translation adjustments	—	(77)	—	—	(77)
Impairments	(2,535)	—	—	(226)	(2,761)
Balance at December 31, 2022	$2,693	778	12	18	3,501

As presented in the accompanying consolidated balance sheets, tradenames is the other significant indefinite lived intangible asset, $2,698 million of which related to the QxH segment.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Television distribution rights	$664	(592)	72	818	(673)	145
Customer relationships	3,307	(3,120)	187	3,321	(3,087)	234
Other	1,473	(1,120)	353	1,443	(1,077)	366
Total	$5,444	(4,832)	612	5,582	(4,837)	745

The weighted average life of these amortizable intangible assets was approximately 9 years at the time of acquisition.  However, amortization is expected to match the usage of the related asset and will be on an accelerated basis as demonstrated in table below.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Amortization expense for intangible assets with finite useful lives was $323 million, $352 million and $363 million for the years ended December 31, 2022, 2021 and 2020, respectively. Based on its amortizable intangible assets as of December 31, 2022, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

2023	$274
2024	$184
2025	$97
2026	$51
2027	$3

Impairments

During the third quarter of 2022, as a result of financial performance of certain subsidiary businesses, macroeconomic conditions including inflation and higher interest rates and a decline in the Company’s stock price, the Company initiated a process to evaluate those subsidiaries’ current business models and long-term business strategies.  It was determined during the third quarter of 2022 that an indication of impairment existed for the QxH and Zulily reporting units related to their tradenames and goodwill. With the assistance of a third party specialist, the fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using QxH’s and Zulily’s projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and impairments in the amounts of $180 million and $140 million for QxH (related to the tradename associated with the HSN brand) and Zulily, respectively, were recorded during the third quarter of 2022, in the impairment of intangible assets line item in the consolidated statements of operations. With the assistance of a third party specialist, the fair value of the QxH and Zulily reporting units was determined using a discounted cash flow method (Level 3), and goodwill impairments in the amounts of $2,535 million and $226 million for QxH and Zulily, respectively, were recorded during the third quarter of 2022, in the impairment of intangible assets line item in the consolidated statements of operations.

Additionally, during the fourth quarter of 2021, Zulily’s business deteriorated significantly. The same process discussed above was followed and as a result, an impairment of the tradename and goodwill for the amounts of $130 million and $233 million, respectively, were recorded in the impairment of intangible assets and long lived assets line item in the consolidated statements of operations.

After the triggering event and impairment loss recorded during the third quarter of 2022, the Company performed a qualitative goodwill impairment analysis during its annual impairment assessment in the fourth quarter of 2022 and no further impairment was identified. Based on the impairment losses recorded during the year, the estimated fair values of the HSN and Zulily tradenames and the QxH and Zulily reporting units do not significantly exceed their carrying values as of December 31, 2022.

As of December 31, 2022 the Company had accumulated goodwill impairment losses of $899 million attributed to the Zulily reporting unit and goodwill impairment losses of $2,535 million attributed to the QxH reporting unit.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2022	2022	2021

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029	354	134	328
3.75% Exchangeable Senior Debentures due 2030	430	157	347
1.75% Exchangeable Senior Debentures due 2046	330	323	640
Subsidiary level notes and facilities
QVC 4.375% Senior Secured Notes due 2023	214	214	750
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 4.75% Senior Secured Notes due 2027	575	575	575
QVC 4.375% Senior Secured Notes due 2028	500	500	500
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Bank Credit Facilities	1,075	1,075	481
Deferred loan costs	—	(37)	(44)
Total consolidated Qurate Retail debt	$6,895	6,353	6,989
Less debt classified as current		(828)	(1,315)
Total long-term debt		$5,525	5,674

Exchangeable Senior Debentures

Each $1,000 debenture of LI LLC’s 4% Exchangeable Senior Debentures due 2029 was exchangeable at the holder's option for the value of 3.2265 shares of Sprint Corporation (“Sprint”) common stock and 0.7860 shares of Lumen Technologies, Inc. (“Lumen Technologies”) (formerly known as CenturyLink, Inc.) common stock.   On April 1, 2020, T-Mobile US, Inc. (“T-Mobile”) completed its acquisition of Sprint Corporation (“TMUS/S Acquisition”) for 0.10256 shares of T-Mobile for every share of Sprint Corporation. Following the TMUS/S Acquisition, the reference shares attributable to each $1,000 original principal amount of the 4.0% Senior Exchangeable Debentures due 2029 consist of 0.3309 shares of common stock of T-Mobile, and 0.7860 shares of common stock of Lumen Technologies. LI LLC may, at its election, pay the exchange value in cash, Sprint and Lumen Technologies common stock or a combination thereof.  LI LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the principal amount of the debentures plus accrued interest.  As a result of various principal payments made to holders of the 4% Exchangeable Senior Debentures, the adjusted principal amount of each $1,000 debenture is $910 as of December 31, 2022.

Each $1,000 debenture of LI LLC's 3.75% Exchangeable Senior Debentures due 2030 was exchangeable at the holder's option for the value of 2.3578 shares of Sprint common stock and 0.5746 shares of Lumen Technologies common stock.  Following the TMUS/S Acquisition, each $1,000 debenture of LI LLC’s 3.75% Exchangeable Senior Debentures is exchangeable at the holder’s option for the value of 0.2419 shares of T-Mobile common stock and 0.5746 shares of

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Lumen Technologies common stock.  LI LLC may, at its election, pay the exchange value in cash, Sprint and Lumen Technologies common stock or a combination thereof.  LI LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the principal amount of the debentures plus accrued interest.  As a result of various principal payments made to holders of the 3.75% Exchangeable Senior Debentures, the adjusted principal amount of each $1,000 debenture is $936 as of December 31, 2022. On February 15, 2023, the Company completed the semiannual interest payment of $18.75 per $1,000 debenture and made an additional distribution of $0.14365 per debenture, resulting in an ending principal amount for each $1,000 debenture of $934 as of February 15, 2023.

LI LLC issued the 1.75% Exchangeable Debentures.  Each $1,000 debenture is exchangeable at the holder’s option for the value of 2.9317 shares of Charter Class A common stock. LI LLC may, at its election, pay the exchange value in cash, Charter Class A common stock or a combination thereof. The number of shares of Charter Class A common stock attributable to a debenture represents an initial exchange price of approximately $341.10 per share. On and after October 5, 2023, LI LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the principal amount of the debentures plus accrued interest.  See note 4 for additional information about these debentures.

As part of a common control transaction with QVC completed in December 2020, QVC Global Corporate Holdings, LLC (“QVC Global”), a subsidiary of QVC, became the primary co-obligor of LI LLC’s 3.5% Exchangeable Senior Debentures (the “Motorola Exchangeables”), allowing the Motorola Exchangeables to be serviced direct by cash generated from QVC’s foreign operations. Concurrently, LI LLC issued a promissory note to QVC Global with an initial principal amount of $1.8 billion, a stated annual interest rate of 0.48% and a maturity of December 29, 2029. Interest on the promissory note is to be paid annually beginning on December 29, 2021. On December 29, 2021, LI LLC repaid $85 million principal amount of the promissory note along with a $9 million annual interest payment. Each $1,000 debenture of the Motorola Exchangeables was exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. (“MSI”). The remaining exchange value was payable, at QVC Global's option, in cash or MSI stock or a combination thereof.  QVC Global had the option to redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest.  On October 27, 2021, a notice was issued to all holders to redeem any and all outstanding Motorola Exchangeables on December 13, 2021.  Bondholders had until the close of business on December 10, 2021 to exchange their bonds. During November and December 2021, QVC Global delivered MSI shares, which were acquired pursuant to a forward purchase contract, to the holders of the Motorola Exchangeables with a fair value of approximately $573 million to settle the exchanges of the Motorola Exchangeables. For holders who did not participate in the exchange, their bonds were redeemed on December 13, 2021 at adjusted principal, plus accrued interest and dividend pass-thru for a total cash payment of approximately $1 million. No Motorola Exchangeables remained outstanding as of December 31, 2021. During the year ended December 31, 2020, holders exchanged, under the terms of the Motorola Exchangeables, principal amounts of approximately $25 million, and LI LLC made cash payments of approximately $49 million respectively.

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

The Company has classified the debentures that could be redeemed for cash as a current liability because the Company does not own shares to exchange the debentures or they are currently exchangeable. The Company also reviews the terms of the debentures on a quarterly basis to determine whether a triggering event for an open exchange window has occurred, which requires current classification of the exchangeables as the exchange is at the option of the holder. Exchangeable senior debentures classified as current totaled $614 million at December 31, 2022.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance.  At maturity, all of the Company's exchangeable debentures are payable in cash.

Senior Debentures

Interest on the 8.5% Senior Debentures due 2029 and the 8.25% Senior Debentures due 2030 (collectively, the “Senior Debentures”) is payable semi-annually based on the date of issuance. The Senior Debentures are stated net of aggregate unamortized discount and issuance costs of $3 million at December 31, 2022 and $3 million at December 31, 2021.  Such discount and issuance costs are being amortized to interest expense in the accompanying consolidated statements of operations.

QVC Senior Secured Notes

During prior years, QVC issued $750 million principal amount of 4.375% Senior Secured Notes due 2023 (the “2023 Notes”) at an issue price of 99.968%, $600 million principal amount of 4.85% Senior Secured Notes due 2024 at an issue price of 99.927%, $600 million principal amount of 4.45% Senior Secured Notes due 2025 at an issue price of 99.860%, $400 million principal amount 5.45% Senior Secured Notes due 2034 at an issue price of 99.784%, $300 million principal amount of 5.95% Senior Secured Notes due 2043 at an issue price of 99.973%, $225 million of 6.375% Senior Notes due 2067 (the “2067 Notes”) at par, and $500 million of the 6.25% Senior Secured Notes due 2068 (“2068 Notes”) at par.

In June 2022, QVC completed its purchase of approximately $536 million of the outstanding 2023 Notes pursuant to a cash tender offer to purchase any and all of its outstanding 2023 Notes (the “Tender Offer”). As a result of the Tender Offer, the Company recorded a loss on extinguishment of debt in the consolidated statements of operations of $6 million during the year ended December 31, 2022. As of December 31, 2022, the remaining outstanding 2023 Notes are classified within current portion of debt as they mature in less than one year.

On February 4, 2020, QVC completed a registered debt offering for $575 million of the 4.75% Senior Secured Notes due 2027 (the "2027 Notes”) at par. Interest on the 2027 Notes is paid semi-annually in February and August, with payments commencing on August 15, 2020. The proceeds were used to partially prepay existing indebtedness under the QVC’s senior secured credit facility (the “Credit Facility”).

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

The senior secured notes contain certain covenants, including certain restrictions on QVC and its restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; and restricting subsidiary distributions.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of December 31, 2022, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes.  Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Credit Facility

On October 27, 2021, QVC amended and restated its latest credit agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement”) and refinanced the Credit Facility by entering into a fifth amended and restated agreement with QVC, Zulily, CBI, and QVC Global, each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (QVC, Zulily, CBI and QVC Global, collectively, the “Borrowers”), JPMorgan Chase Bank, N.A., as administrative agent, and the other parties named therein.

The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder.   The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Fifth Amended and Restated Credit Agreement bear interest at either the alternate base rate (such rate, the “ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (such rate, the “Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower under the Credit Facility (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the Credit Facility may be reborrowed.

The loans under the Credit Facility are scheduled to mature on October 27, 2026. Payment of the loans may be accelerated following certain customary events of default.

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

December 31, 2022, 2021 and 2020

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

Availability under the Fifth Amended and Restated Credit Agreement at December 31, 2022 was $2.15 billion on which Zulily and CBI may also borrow.  The interest rate on the Fifth Amended and Restated Credit Agreement was 5.75% at December 31, 2022.

Interest Rate Swap Arrangements

In July 2019, QVC entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement was not treated as a hedge under U.S. GAAP, and expired in July 2022. The swap was in a net liability position of $1 million as of December 31, 2021, which was included in accrued liabilities in the consolidated balance sheet.

Debt Covenants

Qurate Retail and its subsidiaries were in compliance with all debt covenants at December 31, 2022.

Five Year Maturities

The annual principal maturities of Qurate Retail's debt, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2023	$216
2024	$603
2025	$603
2026	$1,078
2027	$578

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

December 31, 2022, 2021 and 2020

instruments not considered to be active markets, of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying consolidated balance sheets is as follows (amounts in millions):

	December 31,
	2022	2021
Senior debentures	$377	871
QVC senior secured notes	$2,676	4,595

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at December 31, 2022.

(7) Leases

Right-of-use assets and lease liabilities are initially recognized based on the present value of the future lease payments over the expected lease term. As for most leases the implicit rate is not readily determinable, the Company uses a discount rate in determining the present value of future payments based on the Company’s incremental borrowing rate on a collateralized basis aligning with the term of the lease.  Our lease agreements include both lease and non-lease components, which the Company accounts for as a single lease component.  The Company’s leases have base rent periods and some with optional renewal periods. Leases with base rent periods of less than 12 months are not recorded on the balance sheet. For purposes of measurement of lease liabilities, the expected lease terms may include renewal options when it is reasonably certain that the Company will exercise such options.

Leases with an initial term greater than twelve months are classified as either finance or operating. Finance leases are generally those that we substantially use or pay for the entire asset over its estimated useful life and are recorded in property and equipment. All other leases are categorized as operating leases and recorded in operating lease right-of-use assets.

We have entered into sale leaseback transactions. To determine whether the transaction should be accounted for as a sale, we evaluate whether control of the asset has transferred to a third party. If the transfer of the asset is determined to be a sale, we recognize the transaction price for the sale based on cash proceeds received, derecognize the carrying amount of the asset sold, and recognize a gain or loss in the consolidated statement of operations for any difference between the carrying value of the asset and the transaction price. The leaseback is accounted for according to our lease policy discussed above. If the transfer of the asset is not determined to be a sale, we account for the transaction as a financing arrangement.

The Company has finance lease agreements with transponder and transmitter network suppliers for the right to transmit its signals. The Company is also party to a finance lease agreement for data processing hardware and a warehouse.  The Company also leases data processing equipment, facilities, office space, retail space and land. These leases are classified as operating leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate.

Our leases have remaining lease terms of less than one year to 20 years some of which may include the option to extend for up to 14 years, and some of which include options to terminate the leases within less than one year.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The components of lease cost during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Operating lease cost (1)	$127	96	87
Finance lease cost
Depreciation of leased assets	$5	19	19
Interest on lease liabilities	3	8	8
Total finance lease cost	$8	27	27
(1)	Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

	December 31,
	2022	2021	2020
Weighted-average remaining lease term (years):
Finance leases	1.9	7.7	8.5
Operating leases	9.6	8.3	8.5
Weighted-average discount rate:
Finance leases	2.1%	5.2%	5.1%
Operating leases	10.2%	5.1%	5.1%

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021

	amounts in millions
Operating leases:
Operating lease ROU assets	$585	351

Current operating lease liabilities (1)	$76	64
Operating lease liabilities	518	303
Total operating lease liabilities	$594	367

Finance Leases:
Finance lease ROU assets (3)	$17	277
Finance lease ROU asset accumulated depreciation (3)	(13)	(151)
Finance lease ROU assets, net	$4	126
Current finance lease liabilities (1)	$2	20
Finance lease liabilities (2)	2	137
Total finance lease liabilities	$4	157
(1)	Included within the Other current liabilities line item on the consolidated balance sheets.
(2)	Included within the Other liabilities line item on the consolidated balance sheets.
(3)	Included within the Property and equipment line item on the consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2022	2021	2020

	in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$108	82	86
Operating cash outflows from finance leases	$3	8	8
Financing cash outflows from finance leases	$6	18	18
ROU assets obtained in exchange for lease obligations:
Operating leases	$306	49	35
Finance leases	$—	11	—

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Future lease payments under finance leases and operating leases with initial terms of one year or more at December 31, 2022 consisted of the following:

	Finance Leases	Operating Leases

	amounts in millions
2023	$3	125
2024	1	106
2025	—	89
2026	—	75
2027	—	65
Thereafter	—	614
Total lease payments	$4	1,074
Less: imputed interest	—	480
Total lease liabilities	$4	594

In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction, and as a result, QVC received net cash proceeds of $250 million and recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022 calculated as the difference between the aggregate consideration received (including cash and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center.  The gain is included in gains on sale leaseback transactions in the consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

In July 2022, QVC sold five owned and operated properties located in the U.S. to an independent third party and received net cash proceeds of $443 million. Concurrent with the sale, QVC entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $277 million gain related to the successful sale leaseback for the year ended December 31, 2022, calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $207 million right-of-use asset and a $205 million operating lease liability, with the difference attributable to initial direct costs.

In November 2022, QVC entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $102 million related to its German facility and $80 million related to its U.K. facility when the sale closed in January 2023. Concurrent with the sale, QVC entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC expects to record a gain in the first quarter of 2023 related to the sale leaseback transaction.

As of December 31, 2022, the related assets of $71 million were classified as held for sale, and included in other assets, at cost, net of accumulated amortization in the consolidated balance sheet, as the proceeds from the sale were used to repay a portion of the the Credit Facility borrowings which were classified as noncurrent as of December 31, 2022. Qurate Retail classifies obligations as current when they are contractually required to be satisfied in the next twelve months.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

On October 31, 2022, the Company entered into foreign currency forward contracts with an aggregate notional amount of $167 million to mitigate the foreign currency risk associated with the sale and leaseback of Germany and UK properties. The forward did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the forward are reflected in realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations. The forward expired in January 2023 and was in a net liability position of $10 million as of December 31, 2022, which was included in accrued liabilities in the consolidated balance sheet.

(8) Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Current:
Federal	$(99)	(49)	8
State and local	(29)	(55)	(48)
Foreign	(84)	(117)	(105)
	(212)	(221)	(145)
Deferred:
Federal	(4)	(24)	312
State and local	(27)	26	26
Foreign	19	2	10
	(12)	4	348
Income tax benefit (expense)	$(224)	(217)	203

The following table presents a summary of our domestic and foreign earnings (losses) from continuing operations before income taxes:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Domestic	$(2,530)	262	735
Foreign	222	376	316
Total	$(2,308)	638	1,051

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Computed expected tax benefit (expense)	$485	(134)	(221)
State and local income taxes, net of federal income taxes	(35)	(20)	(45)
Tax on foreign earnings, net of federal tax benefits	(15)	(113)	47
Alternative energy tax credits and incentives	—	125	139
Change in valuation allowance affecting tax expense	—	—	(59)
Change in tax rate	(8)	—	(15)
Corporate realignment	—	—	352
Non-deductible equity distribution	(41)	—	—
Impairment of intangible assets	(580)	(49)	—
Non-deductible interest on Preferred Stock to non-employee	(21)	(21)	(6)
Other, net	(9)	(5)	11
Income tax benefit (expense)	$(224)	(217)	203

For 2022, the most significant portion of the losses before income taxes relates to a goodwill impairment that is not deductible for tax purposes.

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

December 31, 2022, 2021 and 2020

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2022	2021

	amounts in millions
Deferred tax assets:
Tax losses and credit carryforwards	$246	240
Foreign tax credit carryforwards	93	95
Accrued stock compensation	15	15
Operating lease liability	104	71
Other accrued liabilities	59	63
Prepaid royalty	70	94
Other	150	131
Deferred tax assets	737	709
Valuation allowance	(264)	(264)
Net deferred tax assets	473	445

Deferred tax liabilities:
Intangible assets	675	758
Fixed assets	106	142
Discount on exchangeable debentures	970	768
Other	131	94
Deferred tax liabilities	1,882	1,762
Net deferred tax liabilities	$1,409	1,317

There was no change to the Company's valuation allowance in 2022.

At December 31, 2022, the Company had a deferred tax asset of $246 million for net operating losses, credit carryforwards, and interest expense carryforwards.  If not utilized to reduce income tax liabilities in future periods, $147 million of these loss carryforwards and tax credits will expire at various times between 2023 and 2042. The remaining $99 million of tax losses and carryforwards may be carried forward indefinitely. These losses and credit carryforwards are expected to be utilized prior to expiration, except for $182 million which, based on current projections, will not be utilized in the future and are subject to a valuation allowance.

At December 31, 2022, the Company had a deferred tax asset of $93 million for foreign tax credit carryforwards. If not utilized to reduce income tax liabilities in future periods, these foreign tax credit carryforwards will expire at various times between 2026 and 2032.  The Company estimates that $80 million of its foreign tax credit carryforward will expire without utilization.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Balance at beginning of year	$88	83	75
Additions based on tax positions related to the current year	8	9	7
Additions for tax positions of prior years	12	1	7
Reductions for tax positions of prior years	(2)	(1)	(1)
Lapse of statute and settlements	(9)	(4)	(5)
Balance at end of year	$97	88	83

As of December 31, 2022, 2021 and 2020, the Company had recorded tax reserves of $97 million, $88 million and $83 million, respectively, related to unrecognized tax benefits for uncertain tax positions.  If such tax benefits were to be recognized for financial statement purposes, $77 million, $70 million and $66 million for the years ended December 31, 2022, 2021 and 2020, respectively, would be reflected in the Company's tax expense and affect its effective tax rate.  Qurate Retail's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2022. The amount of unrecognized tax benefits related to these issues could change as a result of potential settlements, lapsing of statute of limitations and revisions of estimates.  It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may decrease within the next twelve months by up to $21 million.

As of December 31, 2022, the Company's tax years prior to 2019 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2019 and 2020 tax years. However, 2019 and 2020 remain open until the statute of limitations lapses on October 15 of 2023 and 2024, respectively. The Company's 2021 and 2022 tax years are being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. Various states and foreign jurisdictions are currently examining the Company's prior years’ state and foreign income tax returns.

The Company recorded $33 million of accrued interest and penalties related to uncertain tax positions for the year ended December 31, 2022, $28 million for the year ended December 31, 2021 and $25 million for the year ended December 31, 2020.

(9) Stockholders' Equity

Preferred Stock

On September 14, 2020, Qurate Retail issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,673,216 shares, and 12,627,657 shares issued and outstanding at December 31, 2022 and 2021, respectively.

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

December 31, 2022, 2021 and 2020

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

During the years ended December 31, 2022 and 2021, the Company declared and paid four quarterly cash dividends, each for $2.00 per share to stockholders of record of the Preferred Stock.  On February 16, 2023, the Company declared a quarterly cash dividend of $2.00 per share, which will be payable in cash on March 15, 2023 to stockholders of record of the Preferred Stock at the close of business on February 28, 2023.

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the consolidated balance sheets.  The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share.  Given the liability classification of the Preferred Stock, all dividends accrued are classified as interest expense in the consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $434 million as of December 31, 2022.

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

As of December 31, 2022, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 32.9 million shares of Series A Qurate Retail common stock and approximately 2.2 million shares of Series B Qurate Retail common stock.

In addition to the Series A and Series B Qurate Retail common stock, there are 4 billion shares of Series C Qurate Retail common stock authorized for issuance, respectively. As of December 31, 2022, no shares of any Series C Qurate Retail common stock were issued or outstanding.

Purchases of Common Stock

During the years ended December 31, 2021 and 2020, the Company repurchased 41,153,205 and 6,521,782 shares of Series A Qurate Retail common stock, respectively, for aggregate cash consideration of $435 million and $70 million, respectively. There were no shares of Series A Qurate Retail common stock repurchased during the year ended December 31, 2022.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

The Chairman is also entitled to receive annual equity award grants with an annual aggregate grant date fair value of $17.5 million, consisting of time-vested options, performance-based RSUs or a combination of both, at the election of the Chairman.  The annual equity awards are granted directly by Qurate Retail, LMC, Liberty Broadband and Liberty TripAdvisor according to their applicable allocation percentage.  The allocation percentage is determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on an LMC-wide and Chairman basis, weighted 50%, in each case, absent agreement to the contrary by Qurate Retail, LMC, Liberty Broadband and Liberty TripAdvisor in consultation with the Chairman. The allocation percentage is then adjusted annually and following certain events. For the years ended December 31, 2022, 2021 and 2020 the allocation percentage for Qurate Retail was 13%, 17% and 19%, respectively. Vesting of any annual performance-based RSUs is subject to the achievement of one or more performance metrics to be approved by the Compensation Committee of the applicable company with respect to its respective allocable portion of the annual performance-based RSUs.

Former CEO Compensation Agreement

On September 27, 2015, the Compensation Committee of Qurate Retail approved a compensation arrangement for our former CEO.  The arrangement provided for a five year employment term beginning December 16, 2015 and ending December 31, 2020.  Effective November 17, 2020, Qurate Retail entered into an amendment to the former CEO’s compensation arrangement that provided for a one year extension of the employment agreement dated December 16, 2015 and ended his term on December 31, 2021.  For the year ended December 31, 2021, his annual base salary increased to

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

$1.5 million and he received an annual target cash bonus equal to 100% of his annual base salary with a maximum bonus of 240% of base salary, subject to the achievement of performance criteria.  The former CEO also received a performance-based RSU award equal to $5.5 million of target value, with a maximum value equal to $8.3 million, and a time-vested RSU award also equal to $5.5 million of value.  The performance-based RSU award was subject to performance criteria as determined by the Compensation Committee.

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

Malone Stock Exchange and Maffei Arrangements

On May 18, 2021, Gregory B. Maffei, the Chairman of the Board and a director of the Company, delivered a written offer (the “Offer”) to John C. Malone, a director of Qurate Retail, to acquire all of the outstanding shares of Series B Qurate Retail common stock (“QRTEB”) beneficially owned by Mr. Malone, his wife Leslie Malone and certain trusts for the benefit of Mr. Malone, Mrs. Malone and/or their children (the “Malone Group,” and such shares, the “Subject Shares”) at a per share price of $14.00 payable in cash, securities or such other form of consideration as to which Mr. Maffei and Mr. Malone might mutually agree. The transfer by the Malone Group of the Subject Shares was subject to the terms of that certain call agreement, dated February 9, 1998 (the “Call Agreement”), among Qurate Retail, as successor-in-interest to the assignee of Tele-Communications, Inc., a Delaware corporation, Mr. Malone and Mrs. Malone, which provided Qurate Retail with the right to acquire all, but not less than all, of the Subject Shares at a per share price equal to the lower of (x) the Offer price or (y) 110% of the average closing prices of a share of QRTEA for the 30 consecutive trading days ending on May 17, 2021 (with the price calculated pursuant to clause (y) equal to $13.62 per share (the “Call Price”)) (the “Call Right”). As previously disclosed, on May 18, 2021, Mr. Malone provided written notice to Qurate Retail of his desire to accept the Offer, subject to the approval by the Board of Directors of the Company of the transactions contemplated thereby for purposes of Section 203 of the General Corporation Law of the State of Delaware, pursuant to the terms of the Call Agreement. However, in the event the Company determined to exercise the Call Right, Mr. Malone indicated a preference for the payment of the per share price in the form of shares of QRTEA such that he would continue to hold a substantial investment in the Company.

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

December 31, 2022, 2021 and 2020

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

Pursuant to the terms of the Maffei Stock Exchange Agreement, on March 25, 2022, Mr. Maffei transferred to the Company an aggregate of 229,022 shares of QRTEA received by Mr. Maffei upon vesting of the performance-based restricted stock unit award granted to Mr. Maffei on March 10, 2021 and in exchange, the Company issued to Mr. Maffei an equivalent number of shares of QRTEB. Each share of QRTEB stock is convertible, at the option of the holder, into one share of QRTEA.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Qurate Retail – Grants

The following table presents the number and weighted average GDFV of Awards granted by Qurate Retail during the years ended December 31, 2022, 2021 and 2020:

	For the Years ended December 31,
	2022		2021		2020
	Awards Granted (000's)	Weighted Average GDFV	Awards Granted (000's)	Weighted Average GDFV	Awards Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock options, subsidiary employees (1)	NA	NA	974	$6.75	4,818	$1.96
Series A Qurate Retail common stock options, Qurate Retail employees and directors (2)	NA	NA	63	$6.18	747	$4.86
Series A Qurate Retail common stock options, David Rawlinson II (3)	NA	NA	1,185	$5.02	NA	NA
Series A Qurate Retail common stock options, Qurate Retail Chairman of the Board (4)	NA	NA	NA	NA	1,191	$4.88
Series A Qurate Retail common stock RSUs, subsidiary employees (5)	17,302	$3.82	5,670	$12.07	9,753	$4.73
Series A Qurate Retail common stock RSUs, Qurate Retail employees and directors (6)	899	$2.72	309	$10.30	298	$6.55
Series A Qurate Retail common stock RSUs, David Rawlinson II (7)	596	$4.91	652	$10.50	NA	NA
Series A Qurate Retail common stock RSUs, Mike George (8)	NA	NA	1,107	$12.86	725	$4.44
Series A Qurate Retail common stock RSUs, Qurate Retail Chairman of the Board (9)	NA	NA	229	$12.90	622	$4.62
Series B Qurate Retail common stock RSUs, Qurate Retail Chairman of the Board (9)	327	$4.95	1,101	$13.65	NA	NA
(1)	Vests semi-annually over four years.
(2)	Vests between two and four years for employees and in one year for directors.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

(3)	Vests in two equal tranches on December 31, 2023 and December 31, 2024. Grant was made in connection with Mr. Rawlinson’s employment agreement (see note 10).
(4)	The grant was made in connection with the Chairman’s new employment agreement and cliff vests in December 2024 (see notes 1 and 10).
(5)	Grants made in 2022 generally vest annually over three years. Grants made in 2021 and 2020 generally vest annually over four years.
(6)	Grants mainly vest one year from the month of grant, subject to the satisfaction of certain performance objectives for employees and in one year for directors.
(7)	Grant made in 2022 vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Qurate Retail granted 509 thousand time-based RSUs and 143 thousand performance-based RSUs of QRTEA to Mr. Rawlinson in 2021. The time-based RSUs vest over three years, and the performance-based RSUs cliff vested in March 2022, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Grants were made in connection with Mr. Rawlinson’s employment agreement (see note 10).
(8)	Qurate Retail granted to Mr. George 684 thousand performance-based RSUs and 423 thousand time-based RSUs of QRTEA in 2021 and 725 thousand performance-based RSUs of QRTEA in 2020. The time-based RSUs mainly cliff vested on December 10, 2021, and the 2021 and 2020 performance-based RSUs granted to Mr. George cliff vested one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee.
(9)	Qurate Retail granted 327 thousand performance-based RSUs of QRTEB in 2022 and 229 thousand and 584 thousand performance-based RSUs of QRTEA in 2021 and 2020, respectively. These grants vest one year from the month of the grant, subject to the satisfaction of certain performance objectives. Grants were made in connection with our Chairman’s employment agreement. Qurate Retail also granted 1.1 million time-based RSAs of QRTEB to our Chairman in 2021 as a result of the Letter Agreement discussed in Note 10 which vest in two equal tranches on December 10, 2024 and June 3, 2026, subject to earlier vesting under certain circumstances. Qurate Retail granted 38 thousand time-based RSUs of QRTEA to our Chairman which cliff vested on December 10, 2020. This RSU grant was issued in lieu of our Chairman receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.

For awards that are performance-based, performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

Pursuant to the terms of the Stock Exchange Agreement, dated as of June 3, 2021, by and between Mr. Maffei and the Company, on March 25, 2022, Mr. Maffei transferred to the Company an aggregate of 229,022 shares of QRTEA received by Mr. Maffei upon vesting of the performance-based restricted stock unit award granted to Mr. Maffei on March 10, 2021 and in exchange, the Company issued to Mr. Maffei an equivalent number of shares of QRTEB. Each share of QRTEB stock is convertible, at the option of the holder, into one share of QRTEA.

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

December 31, 2022, 2021 and 2020

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

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2021 and 2020, the range of expected terms was 5.3 to 5.8 years. There were no options granted in 2022. The volatility used in the calculation for Awards is based on the historical volatility of the Company's stocks and the implied volatility of publicly traded Qurate Retail options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The following table presents the range of volatilities used by Qurate Retail in the Black-Scholes-Merton Model for the 2021 and 2020 Qurate Retail grants.

	Volatility
2021 grants	53.7%	-	57.1%
2020 grants	46.8%	-	54.8%

Qurate Retail - Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of options to purchase Qurate Retail common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

	Qurate Retail
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Options		remaining		value	Options		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Options outstanding at January 1, 2022	42,110	$9.23				2,221	$12.25
Granted	—	$—				—	$—
Exercised	(420)	$2.25				—	$—
Forfeited/Cancelled	(8,776)	$11.28				—	$—
Options outstanding at December 31, 2022	32,914	$8.78	2.9	years	$—	2,221	$12.25	0.8	years	$—
Options exercisable at December 31, 2022	21,561	$10.56	2.0	years	$—	2,221	$12.25	0.8	years	$—

The following table presents the number and weighted average GDFV of RSUs granted to certain officers, employees and directors of the Company.

		Weighted		Weighted
	Series A	Average	Series B	Average
	(000's)	GDFV	(000's)	GDFV
RSUs outstanding at January 1, 2022	12,905	$9.38	—	$—
Granted	18,797	$3.80	327	$4.95
Vested	(4,475)	$9.92	—	$—
Forfeited/Cancelled	(4,061)	$7.43	—	$—
RSUs outstanding at December 31, 2022	23,166	$5.09	327	$4.95

Qurate Retail - Restricted Stock and Restricted Stock Units

The Company has approximately 23.2 million, 1.4 million and 89 thousand unvested RSAs and RSUs of QRTEA, QRTEB and QRTEP, respectively, held by certain directors, officers and employees of the Company as of December 31, 2022.  The QRTEA and QRTEB unvested RSAs and RSUs have a weighted average GDFV of $5.11 per share and $11.66 per share, respectively, and 78 thousand of the QRTEP unvested RSUs have an incremental cost of $50.01 per share.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The aggregate fair value of all QRTEA, QRTEB and QRTEP RSAs and RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $25 million, $95 million and $17 million, respectively.

Qurate Retail - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2022, 2021 and 2020 was $1 million, $19 million and $7 million, respectively.

As of December 31, 2022, the total unrecognized compensation cost related to unvested Qurate Retail Awards was approximately $101 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.5 years.

As of December 31, 2022, Qurate Retail reserved 35.1 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock options.

(12) Employee Benefit Plans

Subsidiaries of Qurate Retail sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in Qurate Retail common stock, as well as other mutual funds.  The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees.  Employer cash contributions to all plans aggregated $29 million, $30 million and $28 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

			Comprehensive
	Foreign	Share of	Earnings (loss)
	currency	AOCI	Attributable to
	translation	of equity	Debt Credit Risk
	adjustments	affiliates	Adjustments	Other	AOCI

	amounts in millions
Balance at January 1, 2020	$(181)	(5)	40	91	(55)
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	111	—	17	(1)	127
Balance at December 31, 2020	(70)	(5)	57	90	72
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	(113)	—	(36)	(2)	(151)
Balance at December 31, 2021	$(183)	(5)	21	88	(79)
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	(166)	—	277	(14)	97
Balance at December 31, 2022	$(349)	(5)	298	74	18

The components of other comprehensive earnings (loss) are reflected in Qurate Retail's consolidated statements of comprehensive earnings (loss) net of taxes.  The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount

	amounts in millions
Year ended December 31, 2022:
Foreign currency translation adjustments	$(185)	3	(182)
Recognition of previously unrealized losses (gains) on debt, net	(18)	4	(14)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	365	(88)	277
Other comprehensive earnings (loss)	$162	(81)	81
Year ended December 31, 2021:
Foreign currency translation adjustments	$(124)	(4)	(128)
Recognition of previously unrealized losses (gains) on debt, net	(3)	2	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(42)	6	(36)
Other comprehensive earnings (loss)	$(169)	4	(165)
Year ended December 31, 2020:
Foreign currency translation adjustments	$115	3	118
Recognition of previously unrealized losses (gains) on debt, net	(1)	—	(1)
Comprehensive earnings (loss) attributable to debt credit risk adjustments	22	(5)	17
Other comprehensive earnings (loss)	$136	(2)	134

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center for QxH and QVC’s primary returns center for hard goods.  The building was significantly damaged as a result of the fire and related smoke and will not reopen. QVC decided not to rebuild the facility and entered into an agreement to sell the property which closed in February 2023.

QVC maintains property, general liability and business interruption insurance coverage. Based on provisions of QVC's insurance policies, the Company records estimated insurance recoveries for fire related costs for which recovery is deemed probable.

For the year ended December 31, 2021, QVC recorded $250 million of fire related costs and estimated insurance recoveries of $229 million for which recovery was deemed probable. As of December 31, 2021, the Company received $100 million of insurance proceeds and had an insurance receivable of $129 million which was recorded in Trade and other receivables, net in the consolidated balance sheet.

For the year ended December 31, 2022, the Company recorded an additional $157 million of fire related costs, including $95 million for the write-down of inventory that will not be reimbursed by QVC’s insurance policies. The fire-related costs also include $59 million for which recovery was deemed probable and $3 million of costs that will not be reimbursed by QVC’s insurance policies. For the year ended December 31, 2022, the Company received $280 million of insurance proceeds for inventory, fixed asset losses and other fire related costs and recorded a gain of $132 million in restructuring and fire related costs, net of (recoveries) in the consolidated statement of operations, representing the proceeds received in excess of cumulative losses recognized. The Company recorded an insurance receivable, net of advance proceeds received, for other fire related costs for which recovery was deemed probable of $40 million which was recorded in Trade and other receivables, net in the consolidated balance sheet as of December 31, 2022.

During the year ended December 31, 2022, inventory write-downs related to Rocky Mount inventory of $95 million were included in cost of goods sold. Due to the circumstances surrounding the write-downs of inventory, these write-downs have been excluded from Adjusted OIBDA (as defined in note 15).  QVC submitted its business interruption claim with the insurance company and is still in the process of negotiating the valuation of loss with its insurer; there can be no guarantee that all business interruption losses will be recovered. QVC expects to continue to record additional costs and recoveries until the insurance claim is fully settled.

Project Athens

On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC U.S. brands and expand the company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength.

During 2022 QVC commenced the first phase of Project Athens including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan. QVC recorded restructuring charges of $24 million in restructuring and fire related costs, net of (recoveries) in the consolidated statement of operations during the year ended December 31, 2022, related to workforce reduction.

Zulily Restructuring

In the first quarter of 2022, Zulily began to execute a series of transformation initiatives, beginning with the announcement of the closure of its fulfillment center in Bethlehem, Pennsylvania, and reduction in corporate workforce. These initiatives are consistent with Zulily’s strategy to operate more efficiently as it implements its turnaround plan, and Zulily expects to incur additional expenses related to these transformation initiatives in future periods. Zulily recorded $13 million of restructuring charges during the year ended December 31, 2022, approximately $9 million of which related to its regional office space strategy and expenses associated with the Pennsylvania facility closure, and approximately $4 million of which related to a reduction in corporate workforce.

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

As of December 31, 2022, the Company changed its reportable segments as CBI met the quantitative threshold to be a reportable segment.  Zulily no longer met the quantitative threshold to be a reportable segment, and is now reported in the Corporate and other segment, and presented prior period information to conform with this change.

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

For segment reporting purposes, Qurate Retail defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses excluding stock-based compensation and, where applicable, separately identified items impacting comparability. Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, acquisition-related costs, fire related costs, net (including Rocky Mount inventory losses) and gains on sale leaseback transactions, that are included in the measurement of operating income (loss) pursuant to GAAP.  Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the year ended December 31, 2022, Qurate Retail has identified the following consolidated subsidiaries as its reportable segments:

●	QxH– QxH markets and sells a wide variety of consumer products in the U.S., primarily by means of its televised shopping programs and via the Internet through their websites and mobile applications.
●	QVC International – QVC International markets and sells a wide variety of consumer products in several foreign countries, primarily by means of its televised shopping programs and via the Internet through its international websites and mobile applications.
●	CBI – CBI consists of a portfolio of aspirational home and apparel brands in the U.S. that sell merchandise through brick-and-mortar retail locations as well as via the Internet through their websites.

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

Performance Measures

	Years ended December 31,
	2022		2021		2020
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in millions
QxH	$7,359	750	8,277	1,439	8,505	1,547
QVC International	2,528	358	3,077	562	2,967	510
CBI	1,313	78	1,238	137	1,070	94
Corporate and other	906	(122)	1,453	(58)	1,636	47
Inter-segment eliminations	—	—	(1)	—	(1)	—
Consolidated Qurate Retail	$12,106	1,064	14,044	2,080	14,177	2,198

Other Information

	December 31, 2022		December 31, 2021

	Total	Capital	Total	Capital
	assets	expenditures	assets	expenditures

	amounts in millions
QxH	$8,731	178	12,302	169
QVC International	1,933	38	2,214	41
CBI	558	39	485	14
Corporate and other	1,349	13	1,201	20
Consolidated Qurate Retail	$12,571	268	16,202	244

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Consolidated segment Adjusted OIBDA	$1,064	2,080	2,198
Stock-based compensation	(60)	(72)	(64)
Depreciation and amortization	(481)	(537)	(562)
Restructuring and fire related (costs), net of recoveries	(3)	(21)	—
Gains on sale leaseback transactions	520	—	—
Impairment of intangible assets	(3,081)	(363)	—
Operating income	(2,041)	1,087	1,572
Interest expense	(456)	(468)	(408)
Share of earnings (loss) of affiliates, net	(1)	(94)	(156)
Realized and unrealized gains (losses) on financial instruments, net	41	99	(110)
Gains (losses) on transactions, net	—	10	224
Tax sharing income (expense) with Liberty Broadband	79	10	(39)
Other, net	70	(6)	(32)
Earnings (loss) from continuing operations before income taxes	$(2,308)	638	1,051

Revenue by Geographic Area

The following table summarizes net revenue generated by subsidiaries located within the identified geographic areas:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
United States	$9,514	10,864	11,119
Japan	1,017	1,167	1,132
Germany	813	1,027	978
Other foreign countries	762	986	948
	$12,106	14,044	14,177

Long-lived Assets by Geographic Area

	December 31,
	2022	2021

	amounts in millions
U.S.	$378	686
Japan	104	123
Germany	36	121
Other foreign countries	52	100
	$570	1,030

Table Contents

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2023:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2023 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before May 1, 2023.

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

10.21

Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed on May 9, 2013 (File No. 333-184501)).

10.22

Form of the Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC Inc.’s Registration Statement on Form S-4 filed on April 30, 2014 (File No. 333-195586)).

10.23

Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC Inc.’s Registration Statement on Form S-4 filed on October 10, 2014 (File No. 333-199254)).

10.24

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

10.25

Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).+

10.26	zulily, inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 8, 2013 (File No. 333-191617)). +

10.27	zulily, inc. 2013 Equity Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 17, 2013 (File No. 333-191617)). +

10.28	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.48 to the Liberty 2015 10-K). +

10.29	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.49 to the Liberty 2015 10-K). +

10.30

Form of 2017 Performance-based Restricted Stock Unit Agreement (QVCB) under the Liberty Interactive Corporation 2016 Omnibus Incentive Plan (the “2016 Incentive Plan”) for Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 001-33982) (the “2017 Q3 10-Q”)). +

10.31	Form of 2017 Term Option Agreement under the 2016 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the 2017 Q3 10-Q). +

10.32

Form of 2017 Performance-based Restricted Stock Unit Agreement under the 2016 Incentive Plan for certain officers other than the Chief Executive Officer and Chief Legal Officer (incorporated by reference to Exhibit 10.3 to the 2017 Q3 10-Q). +

10.33	Form of Restricted Stock Units Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.4 to the 2017 Q3 10-Q). +

10.34	Form of Nonqualified Stock Option Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.5 to the 2017 Q3 10-Q). +

10.35

HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to HSN, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 20, 2014 (File No. 01-34061)). +

10.36	HSN, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A of HSN, Inc.’s 2017 Proxy Statement on Schedule 14A filed on April 10, 2017 (File No. 01-34061)). +

10.37

Letter Agreement between Liberty Interactive Corporation and Liberty Media Corporation relating to the Services Agreement (incorporated by reference to Exhibit 10.60 to Liberty Media Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018 (File No. 001-35707)).

10.38

Amendment, dated March 13, 2018, of certain Liberty Interactive Corporation incentive plans (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 file on May 10, 2018 (File No. 001-33982)).+

10.39

Tax Sharing Agreement, dated as of March 9, 2018, by and between Liberty Interactive Corporation and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385) (the “GCI March 8-K”)).

10.40

Indemnification Agreement, dated as of March 9, 2018, by and among Liberty Interactive Corporation, GCI Liberty, Inc., Liberty Interactive LC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to the GCI March 8-K).

10.41

Performance-Based Restricted Stock Unit Award Agreement under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan for Michael George (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 9, 2018 (File No. 001-33982) (the “Liberty 2018 Q3 10-Q”)).+

10.42	Nonqualified Stock Option Agreement under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan for Michael George (incorporated by reference to Exhibit 10.2 to the Liberty 2018 Q3 10-Q).+

10.43

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

10.44

First Supplemental Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the 2018 QVC Form 8-A).

10.45	Form of QVC, Inc. 6.375% Senior Secured Notes due 2067 (incorporated by reference to Exhibit 4.3 to the 2018 QVC Form 8-A).

10.46

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

10.47	Form of 6.250% Senior Secured Notes due 2068 (incorporated by reference to Exhibit 4.3 to the 2019 QVC Form 8-A).

10.48

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed on May 10, 2019 (File No. 001-33982)).

10.49

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

10.50

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-35707)). +

10.51

Form of Annual Option Award Agreement between the Registrant and Gregory B. Maffei under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-33982) (the “December 2019 8-K”)). +

10.52

Form of Annual Performance-based Restricted Stock Unit Award Agreement between the Registrant and Gregory B. Maffei under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the December 2019 8-K). +

10.53

Form of Upfront Award Agreement between the Registrant and Gregory B. Maffei under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 8-K). +

10.54

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

10.55	Form of 4.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.3 to the February 2020 Form 8-K).

10.56	Qurate Retail, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on April 14, 2020 (File No. 001-33982)). +

10.57

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

10.58	Form of 4.375% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to the August 2020 Form 8-K).

10.59

Form of Nonqualified Stock Option Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (File No. 001-33982)(the “2020 Form 10-K”)).+

10.60

Form of Restricted Stock Units Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.68 to the 2020 Form 10-K).+

10.61

Form of Nonqualified Stock Option Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.69 to the 2020 Form 10-K).+

10.62

Form of Performance-Based Restricted Stock Units Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021 (File No. 001-33982) (the “March 2021 Form 10-Q”)).+

10.63

Form of Restricted Stock Units Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Michael George (incorporated by reference to Exhibit 10.2 to the March 2021 Form 10-Q).+

10.64

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

10.65	Stock Exchange Agreement, dated June 3, 2021, between Gregory B. Maffei and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.2 to the June 2021 8-K).

10.66

Waiver Letter and Amendment of Employment Agreement, dated June 3, 2021, among Gregory B. Maffei, Liberty Media Corporation and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.3 to the June 2021 8-K).+

10.67

Restricted Share Award Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended, dated as of June 3, 2021, by and between Qurate Retail, Inc. and Gregory B. Maffei. (incorporated by reference to Exhibit 10.4 to the June 2021 8-K).+

10.68

Employment Agreement, effective as of July 12, 2021, by and between David Rawlinson and Qurate Retail, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2021 (File No. 001-33982)).+

10.69

Form of Performance-Based Restricted Stock Units Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Michael George (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 6, 2021 (File No. 001-33982).+

10.70

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

QURATE RETAIL, INC.

Date: March 1, 2023	By /s/ DAVID RAWLINSON II
David Rawlinson II
Chief Executive Officer and President

Date: March 1, 2023	By /s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board and Director	March 1, 2023
Gregory B. Maffei

/s/David Rawlinson II	Chief Executive Officer, President and Director	March 1, 2023
David Rawlinson II

/s/Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	March 1, 2023
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/Richard N. Barton	Director	March 1, 2023
Richard N. Barton

/s/John C. Malone	Director	March 1, 2023
John C. Malone

/s/M. Ian G. Gilchrist	Director	March 1, 2023
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	March 1, 2023
Evan D. Malone

/s/Larry E. Romrell	Director	March 1, 2023
Larry E. Romrell

/s/ Andrea L. Wong	Director	March 1, 2023
Andrea L. Wong

/s/Fiona P. Dias	Director	March 1, 2023
Fiona P. Dias