Form 10-Q
period 2023-03-31
Qurate Retail, Inc.
filed 2023-05-05
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of April 30, 2023 was:

Series A common stock	379,933,996
Series B common stock	8,700,380

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2023	2022

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,286	1,275
Trade and other receivables, net of allowance for credit losses of $107 million and $111 million, respectively	1,062	1,394
Inventory, net	1,326	1,346
Indemnification agreement receivable	29	50
Other current assets	183	210
Total current assets	3,886	4,275
Property and equipment, net	563	570
Intangible assets not subject to amortization (note 5):
Goodwill	3,512	3,501
Trademarks	2,718	2,718
	6,230	6,219
Intangible assets subject to amortization, net (note 5)	646	612
Operating lease right-of-use assets	643	585
Other assets, at cost, net of accumulated amortization	232	310
Total assets	$12,200	12,571

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2023	2022

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$819	976
Accrued liabilities	948	1,133
Current portion of debt, $319 million and $614 million measured at fair value (note 6)	319	828
Other current liabilities	176	162
Total current liabilities	2,262	3,099
Long-term debt (note 6)	5,796	5,525
Deferred income tax liabilities	1,474	1,440
Preferred stock (note 7)	1,269	1,266
Operating lease liabilities	582	518
Other liabilities	126	198
Total liabilities	11,509	12,046
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 379,933,996 shares at March 31, 2023 and 374,390,323 shares at December 31, 2022	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,700,380 shares at March 31, 2023 and 8,373,512 shares at December 31, 2022	—	—
Series C common stock, $.01 par value. Authorized 4,000,000,000 shares; no shares issued	—	—
Additional paid-in capital	67	53
Accumulated other comprehensive earnings (loss), net of taxes	149	18
Retained earnings	358	337
Total stockholders' equity	578	412
Noncontrolling interests in equity of subsidiaries	113	113
Total equity	691	525
Commitments and contingencies (note 8)
Total liabilities and equity	$12,200	12,571

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2023	2022

	amounts in millions, except per share amounts
Total revenue, net	$2,644	2,883
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	1,809	2,002
Operating expense	194	196
Selling, general and administrative, including stock-based compensation (note 2)	478	445
Restructuring and fire related costs, net of (recoveries) (note 8)	—	4
Depreciation and amortization	100	130
Gains on sale leaseback transactions (note 8)	(113)	—
	2,468	2,777
Operating income (loss)	176	106
Other income (expense):
Interest expense	(94)	(117)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(47)	30
Gain (loss) on extinguishment of debt	15	—
Other, net	15	52
	(111)	(35)
Earnings (loss) before income taxes	65	71
Income tax (expense) benefit	(32)	(58)
Net earnings (loss)	33	13
Less net earnings (loss) attributable to the noncontrolling interests	13	12
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$20	1

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.05	0.00
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.05	0.00

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Net earnings (loss)	$33	13
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	20	(60)
Recognition of previously unrealized losses (gains) on debt, net	(19)	—
Credit risk on fair value debt instruments gains (loss)	129	29
Other comprehensive earnings (loss)	130	(31)
Comprehensive earnings (loss)	163	(18)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	12	6
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$151	(24)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$33	13
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	100	130
Stock-based compensation	16	15
Realized and unrealized (gains) losses on financial instruments, net	47	(30)
(Gains) losses on sale leaseback transactions	(113)	—
Gain on insurance proceeds, net of fire related costs	(17)	—
Insurance proceeds received for operating losses	37	—
(Gain) loss on extinguishment of debt	(15)	—
Deferred income tax expense (benefit)	(2)	29
Other, net	9	(24)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	294	365
Decrease (increase) in inventory	25	(155)
Decrease (increase) in prepaid expenses and other assets	48	8
(Decrease) increase in trade accounts payable	(167)	(211)
(Decrease) increase in accrued and other liabilities	(279)	(319)
Net cash provided (used) by operating activities	16	(179)
Cash flows from investing activities:
Investments in and loans to cost and equity investees	—	(7)
Capital expenditures	(54)	(43)
Expenditures for television distribution rights	(38)	(2)
Cash proceeds from dispositions of investments	1	12
Proceeds from sale of fixed assets	198	—
Insurance proceeds	18	—
Payments for settlements of financial instruments	(179)	—
Proceeds from settlements of financial instruments	167	—
Other investing activities, net	(1)	24
Net cash provided (used) by investing activities	112	(16)
Cash flows from financing activities:
Borrowings of debt	677	460
Repayments of debt	(803)	(195)
Withholding taxes on net settlements of stock-based compensation	(1)	(7)
Dividends paid to noncontrolling interest	(12)	(14)
Dividends paid to common shareholders	(7)	(10)
Indemnification agreement settlement	24	—
Other financing activities, net	—	(5)
Net cash provided (used) by financing activities	(122)	229
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	4	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	10	21
Cash, cash equivalents and restricted cash at beginning of period	1,285	596
Cash, cash equivalents and restricted cash at end of period	$1,295	617

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2023	2022

	in millions
Cash and cash equivalents	$1,286	1,275
Restricted cash included in other current assets	9	10
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$1,295	1,285

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$—	4	—	53	18	337	113	525
Net earnings (loss)	—	—	—	—	—	20	13	33
Other comprehensive earnings (loss)	—	—	—	—	131	—	(1)	130
Stock-based compensation	—	—	—	14	—	—	—	14
Distribution to noncontrolling interest	—	—	—	—	—	—	(12)	(12)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Other	—	—	—	1	—	1	—	2
Balance at March 31, 2023	$—	4	—	67	149	358	113	691

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$—	4	—	—	(79)	2,925	136	2,986
Net earnings (loss)	—	—	—	—	—	1	12	13
Other comprehensive earnings (loss)	—	—	—	—	(25)	—	(6)	(31)
Stock-based compensation	—	—	—	14	—	—	—	14
Distribution to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Other	—	—	—	—	—	3	—	3
Balance at March 31, 2022	$—	4	—	7	(104)	2,929	127	2,963

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Qurate Retail, Inc. and its controlled subsidiaries (collectively, "Qurate Retail," the "Company," “Consolidated Qurate Retail,” “us,” “we,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. Qurate Retail is made up of wholly-owned subsidiaries QVC, Inc. (“QVC”), which includes HSN, Inc. (“HSN”), Cornerstone Brands, Inc. (“CBI”), Zulily, LLC (“Zulily”), and other cost and equity method investments.

Qurate Retail is primarily engaged in the video and online commerce industries in North America, Europe and Asia. The businesses of the Company’s wholly-owned subsidiaries, QVC, CBI and Zulily, are seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Qurate Retail's Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”).

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

Qurate Retail has entered into certain agreements with Liberty Media Corporation ("LMC"), a separate publicly traded company. These agreements include a reorganization agreement, services agreement and facilities sharing agreement.  As a result of certain corporate transactions, LMC and Qurate Retail may have obligations to each other for certain tax related matters. Neither Qurate Retail nor LMC has any stock ownership, beneficial or otherwise, in the other. In connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”), Qurate Retail and GCI Liberty, Inc. (“GCI Liberty”) entered into a tax sharing agreement. Pursuant to the tax sharing agreement, GCI Liberty agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation). Following a merger between Liberty Broadband Corporation (“Liberty Broadband”) and GCI Liberty, Liberty Broadband has assumed the tax sharing agreement.

In December 2019, the Company entered into an amendment to the services agreement in connection with LMC’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s Chairman of the Board (the “Chairman” or “Mr. Maffei”). Under the amended services agreement, components of his compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., and Liberty Broadband (collectively, the “Service Companies”) or reimbursed to LMC, in each case, based on allocations among LMC and the Service Companies set forth in the amended services agreement, currently set at 11% for the Company.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $2 million and $3 million was reimbursable to LMC for the three months ended March 31, 2023 and 2022, respectively. Qurate Retail had a tax sharing payable to LMC and Liberty Broadband in the amount of approximately $10 million and $18 million as of March 31, 2023 and December 31, 2022, respectively, included in other liabilities in the condensed consolidated balance sheets.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $16 million and $15 million of stock-based compensation during the three months ended March 31, 2023 and 2022, respectively.

Qurate Retail—RSUs

The following table presents the number and weighted average GDFV of RSUs granted by the Company during the three months ended March 31, 2023:

	Three months ended
	March 31, 2023
	RSUs Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, subsidiary employees (1)	935	$0.89
Series A Qurate Retail common stock, Qurate Retail employees and directors (2)	553	$1.51
Series A Qurate Retail common stock, Qurate Retail President and CEO (3)	1,869	$1.51
Series B Qurate Retail common stock, Qurate Retail Chairman of the Board (4)	353	$5.51
(1)	Grant vests equally over three years.
(2)	Grants mainly vest one year from the month of grant, subject to the satisfaction of certain performance objectives.
(3)	Grant vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Grant was made in connection with the employment agreement of our President and Chief Executive Officer.
(4)	Grant vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Grant was made in connection with our Chairman’s employment agreement.

Also during the three months ended March 31, 2023, Qurate Retail granted 20.4 million performance-based, cash-settled RSUs of Series A Qurate Retail common stock to subsidiary employees.  These RSUs vest equally over three years, subject to the satisfaction of certain performance objectives. The liability and compensation expense related to such awards

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

is adjusted at the end of each reporting period based on the closing market price of Series A Qurate Retail common stock on the last trading day of the quarter combined with the probability of satisfying the performance objectives.

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

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2023	32,914	$8.78
Granted	—	$—
Exercised	(14)	$2.17
Forfeited/Cancelled	(4,016)	$12.90
Options outstanding at March 31, 2023	28,884	$8.21	2.9	years	$—
Options exercisable at March 31, 2023	18,954	$9.61	2.3	years	$—

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2023	2,221	$12.25
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(1,498)	$12.20
Options outstanding at March 31, 2023	723	$12.35	1.6	years	$—
Options exercisable at March 31, 2023	723	$12.35	1.6	years	$—

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the number and weighted average GDFV of RSUs granted to certain officers, employees and directors of the Company.

		Weighted		Weighted
	Series A	Average	Series B	Average
	(000's)	GDFV	(000's)	GDFV
RSUs outstanding at January 1, 2023	23,166	$5.09	327	$4.95
Granted	3,357	$1.34	353	$5.51
Vested	(5,544)	$6.37	(327)	$4.95
Forfeited/Cancelled	(1,850)	$5.71	—	$—
RSUs outstanding at March 31, 2023	19,129	$4.00	353	$5.51

As of March 31, 2023, Qurate Retail also had 1.1 million QRTEB RSAs and 40 thousand Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock RSAs and RSUs outstanding. The QRTEB unvested RSAs had a GDFV of $13.65 per share, and 36 thousand of the Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock unvested RSUs had an incremental cost of $48.99 per share.

As of March 31, 2023, the total unrecognized compensation cost related to unvested Awards was approximately $101 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.6 years.

As of March 31, 2023, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 28.9 million shares of QRTEA and 0.7 million shares of QRTEB common stock.

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

Excluded from diluted EPS for the three months ended March 31, 2023 and 2022 are 30 million and 26 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended
	March 31,
	2023	2022

	number of shares in millions
Basic WASO	383	379
Potentially dilutive shares	1	5
Diluted WASO	384	384

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2023			December 31, 2022
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$924	924	—	938	938	—
Indemnification asset	$29	—	29	50	—	50
Debt	$319	—	319	614	—	614

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments and derivative instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

The indemnification asset relates to Liberty Broadband’s agreement to indemnify Liberty Interactive LLC (“LI LLC”) and pertains to the ability of holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the “1.75% Exchangeable Debentures”) to exercise their exchange right according to the terms of the debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification asset recorded in the condensed consolidated balance sheets as of March 31, 2023 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2). As of March 31, 2023, a holder of the 1.75% Exchangeable Debentures has the ability to put their debentures on October 5, 2023, and accordingly, such indemnification asset is included as a current asset in our condensed consolidated balance sheet as of March 31, 2023.

During the three months ended March 31, 2023, indemnification payments of $24 million were made to Qurate Retail by Liberty Broadband in connection with exchanges of $157 million of the 1.75% Exchangeable Debentures that settled in the quarter.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Equity securities	(3)	(10)
Exchangeable senior debentures	(46)	124
Indemnification asset	3	(85)
Other financial instruments	(1)	1
	$(47)	30

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a gain of $169 million and a gain of $34 million for the three months ended March 31, 2023 and 2022, respectively.  During the three months ended March 31, 2023, the Company recognized $25 million of previously unrecognized gains related to the retirement of a portion of the 1.75% Exchangeable Debentures, which was recognized through gain (loss) on extinguishment of debt on the condensed consolidated statement of operations.  The cumulative change was a gain of $633 million as of March 31, 2023, net of the recognition of previously unrecognized gains and losses.

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	CBI	Other	Total

	amounts in millions
Balance at January 1, 2023	$2,693	778	12	18	3,501
Foreign currency translation adjustments	—	11	—	—	11
Balance at March 31, 2023	$2,693	789	12	18	3,512

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $74 million and $82 million for the three months ended March 31, 2023 and 2022, respectively. Based on its amortizable intangible assets as of March 31, 2023, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2023	$226
2024	$235
2025	$108
2026	$76
2027	$3

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	March 31, 2023	March 31, 2023	December 31, 2022

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029	354	58	134
3.75% Exchangeable Senior Debentures due 2030	429	84	157
1.75% Exchangeable Senior Debentures due 2046	173	177	323
Subsidiary level notes and facilities
QVC 4.375% Senior Secured Notes due 2023	—	—	214
QVC 4.85% Senior Secured Notes due 2024	600	600	600
QVC 4.45% Senior Secured Notes due 2025	600	599	599
QVC 4.75% Senior Secured Notes due 2027	575	575	575
QVC 4.375% Senior Secured Notes due 2028	500	500	500
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Senior Secured Credit Facility	1,345	1,345	1,075
Deferred loan costs	—	(36)	(37)
Total consolidated Qurate Retail debt	$6,793	6,115	6,353
Less current classification		(319)	(828)
Total long-term debt		$5,796	5,525

QVC Senior Secured Notes

In June 2022, QVC completed its purchase of $536 million of the outstanding 4.375% Senior Secured Notes due 2023 (the "2023 Notes") pursuant to a cash tender offer to purchase any and all of its outstanding 2023 Notes (the “Tender Offer”).  The remaining outstanding 2023 Notes were repaid at maturity in March 2023.

The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of March 31, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes.  Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to parent entities of QVC under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

QVC Senior Secured Credit Facility

On October 27, 2021, QVC amended and restated its latest credit agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement”) and refinanced QVC’s existing bank credit facility by entering into the Fifth Amended and Restated Credit Agreement with Zulily, CBI, and QVC Global Corporate Holdings, LLC (“QVC Global”),

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (QVC, Zulily, CBI and QVC Global, collectively, the “Borrowers”), JPMorgan Chase Bank, N.A., as administrative agent, and the other parties named therein.

The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility (the “Credit Facility”), with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder.   The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Fifth Amended and Restated Credit Agreement bear interest at either the alternate base rate (such rate, the “ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (such rate, the “Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower under the Credit Facility (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the Credit Facility may be reborrowed.

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

Availability under the Fifth Amended and Restated Credit Agreement at March 31, 2023 was $1,882 million.  The interest rate on the Credit Facility was 6.3% and 1.8% at March 31, 2023 and 2022, respectively.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of March 31, 2023 the Company’s 3.75% and 4.0% Exchangeable Debentures have been classified as current because the Company does not own shares to exchange the debentures. The 1.75% Exchangeable Debentures are classified as current as the Company does not own the shares to exchange the debentures and the holders have the ability to put their debentures on October 5, 2023.  The

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

During the three months ended March 31, 2023, a portion of the 1.75% Exchangeable Debentures were exchanged for total principal amount of $157 million.  An additional $94 million were exchanged subsequent to March 31, 2023.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at March 31, 2023.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2023 are as follows (amounts in millions):

Senior debentures	$199
QVC senior secured notes	$1,782

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2023.

(7) Preferred Stock

On September 14, 2020, Qurate Retail issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,704,807 shares of Preferred Stock issued and outstanding at March 31, 2023.

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

Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the condensed consolidated balance sheets. The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share. Given the liability classification of the Preferred Stock, all dividends accrued will be classified as interest expense in the condensed consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $372 million as of March 31, 2023.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center for the operating segment comprised of QVC U.S. and HSN (“QxH”) and QVC’s primary returns center for hard goods. QVC maintains property, general liability and business interruption insurance coverage. Based on provisions of QVC's insurance policies, the Company records estimated insurance recoveries for fire related costs for which recovery is deemed probable.  QVC determined that recovery of certain fire related costs was probable and recorded an insurance receivable.

As of December 31, 2022 QVC had an insurance receivable of $40 million recorded in trade and other receivables, net of allowance for credit losses in the condensed consolidated balance sheet. During the three months ended March 31, 2023, QVC received $55 million of insurance proceeds of which $40 million was applied to the insurance receivable and $15 million was recognized as a gain, partially offset by $11 million of other fire related costs which are included in restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations. There was no remaining insurance receivable outstanding as of March 31, 2023.

In February 2023, QVC sold the Rocky Mount fulfillment center to an independent third party and received net cash proceeds of $15 million. QVC recognized a $13 million gain on the sale during the three months ended March 31, 2023 calculated as the difference between the aggregate consideration received and the carrying value of the property. The gain is included in restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

During the three months ended March 31, 2022, the Company recorded $2 million of fire related costs, net of (recoveries). Additionally, during the three months ended March 31, 2022, inventory write-downs related to Rocky Mount inventory of $80 million were included in cost of goods sold. Due to the circumstances surrounding the write-downs of inventory, these write-downs have been excluded from Adjusted OIBDA (as defined in note 9).  QVC submitted its business interruption claim with the insurance company; however, there can be no guarantee that all business interruption losses will be recovered. QVC expects to continue to record additional costs and recoveries until the insurance claim is fully settled.

Project Athens

On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core QxH and QVC International businesses and expand the company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength.

During 2022 QVC commenced the first phase of Project Athens including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan. During the three months ended March 31, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million in restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

Zulily Restructuring

In the first quarter of 2022, Zulily began to execute a series of transformation initiatives, beginning with the announcement of the closure of its fulfillment center in Bethlehem, Pennsylvania, and reduction in corporate workforce. These initiatives are consistent with Zulily’s strategy to operate more efficiently as it implements its turnaround plan, and Zulily expects to incur additional expenses related to these transformation initiatives in future periods. Zulily recorded $4 million of restructuring charges during the three months ended March 31, 2023 related to its reduction in corporate workforce.  Zulily recorded $2 million of restructuring charges during the three months ended March 31, 2022, principally related to its regional office space strategy and expenses associated with the Pennsylvania facility closure.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Gains on sale leaseback transactions

In November 2022, QVC entered into agreements to sell two properties located in Germany and the United Kingdom (“U.K.”) to an independent third party.  Under the terms of the agreements, QVC received net cash proceeds of $102 million related to its German facility and $80 million related to its U.K. facility when the sale closed in January 2023. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recorded a gain of $69 million and $44 million related to the successful sale leaseback of the German and U.K. properties, respectively, during the first quarter of 2023 calculated as the difference between the aggregate consideration received and the carrying value of the properties. QVC accounted for the leases as operating at the close of the sale leaseback transaction, leases and recorded a $42 million and $32 million right-of-use asset and operating lease liability for the German and U.K. properties, respectively.

On October 31, 2022, the Company entered into foreign currency forward contracts with an aggregate notional amount of $167 million to mitigate the foreign currency risk associated with the sale and leaseback of Germany and U.K. properties. The forward did not qualify as a cash flow hedge under GAAP. Changes in the fair value of the forward are reflected in realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations. The forward contract was in a net liability position of $10 million as of December 31, 2022, which was included in other current liabilities in the condensed consolidated balance sheet. The contract expired in January 2023 which resulted in a net cash settlement of $12 million.

As of December 31, 2022, assets of $71 million primarily related to the Germany and U.K. properties were classified as held for sale, and included in other assets, at cost, net of accumulated amortization in the consolidated balance sheet, as the proceeds from the sale were used to repay a portion of the Credit Facility borrowings which were classified as noncurrent as of December 31, 2022. Qurate Retail classifies obligations as current when they are contractually required to be satisfied in the next twelve months.

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

For the three months ended March 31, 2023, Qurate Retail has identified the following operating segments as its reportable segments:

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Qurate Retail's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The accounting policies of the segments are the same as those described in the Company's Summary of Significant Accounting Policies in the 2022 10-K.

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	March 31, 2023
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$635	237	214	50	1,136
Apparel	295	113	45	70	523
Beauty	246	133	—	9	388
Accessories	192	51	—	50	293
Electronics	110	17	—	2	129
Jewelry	77	39	—	8	124
Other revenue	46	2	—	3	51
Total Revenue	$1,601	592	259	192	2,644

	Three months ended
	March 31, 2022
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$649	273	246	61	1,229
Apparel	296	117	51	94	558
Beauty	261	145	—	11	417
Accessories	202	55	—	49	306
Electronics	147	26	—	2	175
Jewelry	87	52	—	9	148
Other revenue	42	2	—	6	50
Total Revenue	$1,684	670	297	232	2,883

For segment reporting purposes, Qurate Retail defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses excluding stock-based compensation and, where applicable, separately identified items impacting comparability. Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, acquisition-related costs, fire related costs, net (including Rocky Mount inventory losses) and gains (losses) on sale

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

leaseback transactions, that are included in the measurement of operating income (loss) pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended March 31,
	2023	2022

	amounts in millions
QxH	$139	225
QVC International	72	104
CBI	4	31
Corporate and other	(36)	(25)
Consolidated Qurate Retail	$179	335

Other Information

	March 31, 2023
	Total assets	Capital expenditures

	amounts in millions
QxH	$8,454	33
QVC International	1,923	7
CBI	548	3
Corporate and other	1,275	11
Consolidated Qurate Retail	$12,200	54

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Adjusted OIBDA	$179	335
Stock-based compensation	(16)	(15)
Depreciation and amortization	(100)	(130)
Restructuring and fire related costs, net of recoveries (including Rocky Mount inventory losses, see note 8)	—	(84)
Gains on sale leaseback transactions	113	—
Operating income (loss)	$176	106
Interest expense	(94)	(117)
Realized and unrealized gains (losses) on financial instruments, net	(47)	30
Gain (loss) on extinguishment of debt	15	—
Other, net	15	52
Earnings (loss) before income taxes	$65	71

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business strategies; the impact of the fire at the Rocky Mount fulfillment center; insurance recoveries; the remediation of a material weakness; revenue growth at QVC, Inc. ("QVC"); our projected sources and uses of cash; the recoverability of our goodwill and other intangible assets; and fluctuations in interest rates and foreign currency exchange rates. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	The continuing global and regional economic impacts of the COVID-19 pandemic and other public health-related risks and events, on our customers, our vendors and our businesses generally;
●	customer demand for our products and services and our ability to attract new customers and retain existing customers by anticipating customer demand and adapting to changes in demand;
●	competitor responses to our products and services;
●	increased digital TV penetration and the impact on channel positioning of our programs;
●	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance, including availability, terms, deployment of capital and our level of indebtedness;
●	our ability to effectively manage our installment sales plans and revolving credit card programs;
●	the cost and ability of shipping companies, manufacturers, suppliers, digital marketing channels, and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	availability of qualified personnel;
●	the impact of the seasonality of our businesses;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (“FCC”), and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
●	domestic and international economic and business conditions and industry trends, including the impact of Brexit (as defined below) and the impact of inflation and increased labor costs;
●	increases in market interest rates;
●	changes in the trade policy and trade relations with China;
●	consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
●	system interruption and the lack of integration and redundancy in the systems and infrastructures of our businesses;
●	advertising spending levels;
●	changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and Internet protocol television and their impact on home shopping programming;
●	rapid technological changes;
●	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we operate;
●	natural disasters, public health crises (including resurgences of COVID-19 and its variants), political crises, and other catastrophic events or other events outside of our control, including climate change;
●	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;
●	failure to successfully implement Project Athens (defined below); and

●	fluctuations in foreign currency exchange rates.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2022 10-K.

The information herein relates to Qurate Retail, Inc. and its controlled subsidiaries (collectively “Qurate Retail,” the “Company,” “Consolidated Qurate Retail,” “us,” “we” or “our” unless the context otherwise requires).

Overview

We own controlling interests in video and online commerce companies. Our largest businesses and reportable segments are our operating segment comprised of QVC U.S. and HSN (“QxH”) and QVC International. QVC markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries via highly engaging video-rich, interactive shopping experiences, primarily by means of its televised shopping programs and the Internet through its domestic and international websites and mobile applications. Cornerstone Brands, Inc. (“CBI”), consists of a portfolio of aspirational home and apparel brands, and is a reportable segment.

Our “Corporate and other” category includes our consolidated subsidiary Zulily, LLC (“Zulily”), along with various cost and equity method investments.

On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core QxH and QVC International businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength.

Improve Customer Experience and Grow Relationships. Qurate Retail is focused on rebuilding stronger connections with our customers. In order to improve customer experience and grow relationships, Qurate Retail is working to optimize programming using advanced analytics to align product offerings, promotions and airtime with customer preferences. In addition, we expect to invest in infrastructure which will endeavor to improve the customer's order to delivery experience by increasing personalization, reducing shipping time and improving shipment tracking visibility. We expect to develop a customer loyalty program which will provide customers with a more personalized experience.

Rigorously execute core processes. Qurate Retail is enhancing its core processes to deliver the human story telling experience behind a product while also sharing a clear and compelling value proposition. In order to rigorously execute core processes, Qurate Retail will optimize pricing and assortment by investing in enhanced Information Technology systems that will support real-time pricing and promotion adjustments at an item level. We will also focus on growing our private label brands to drive revenue and margin at productive scale.

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

Optimize the brand portfolio. Qurate Retail is exploring untapped opportunities at Zulily and our CBI brands. In order to optimize the brand portfolio at Zulily, we are building the foundation to achieve persistent everyday value for Mom while evaluating and identifying ways we can reduce costs. At CBI we will continue to expand our retail footprint in addition to focusing on cross-brand promotions.

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

During 2022 QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan, and QVC expects to incur additional expenses related to Project Athens initiatives in future periods. During the three months ended March 31, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million in Restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

QVC’s future net revenue will depend on its ability to grow through digital platforms, retain and grow revenue from existing customers, and attract new customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of video-on-demand technologies and Internet video services; (iv) QVC's ability to source new and compelling products and (v) general economic conditions.

The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, continue to be uncertain or deteriorate, our customers may respond by suspending, delaying or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

The Company has seen inflationary pressures during the period including higher wages and merchandise costs. If these pressures persist, inflated costs may result in certain increased costs outpacing our pricing power in the near term.

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC U.S., and also served as QVC U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and will not reopen. QVC took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023, received net cash proceeds of $15 million and recognized a $13 million gain on the sale during the three months ended March 31, 2023. QVC is currently evaluating long-term alternatives to alleviate the strain on its network caused by the loss of the Rocky Mount fulfillment center.

Based on the provisions of QVC’s insurance policies and discussions with insurance carriers, QVC determined that recovery of certain fire related costs is probable, and recorded an insurance receivable.  As of December 31, 2022, the Company recorded cumulative fire related costs of $407 million, including $119 million of costs that will not be reimbursed by QVC’s insurance policies, estimated insurance recoveries of $288 million for which recovery was deemed probable, received cumulative insurance proceeds of $380 million and recorded a gain of $132 million in restructuring and fire related costs, net of (recoveries). As of December 31, 2022, the Company recorded an insurance receivable, net of advance proceeds received, of $40 million in trade and other receivables, net of allowance for credit losses in the condensed consolidated balance sheet.

During the three months ended March 31, 2023, QVC received $55 million of insurance proceeds of which $40 million was applied to the insurance receivable and $15 million was recognized as a gain, partially offset by $11 million of other fire related costs which are included in fire related costs, net of (recoveries) in the condensed consolidated statement of operations. There was no remaining insurance receivable outstanding as of March 31, 2023.

QVC submitted its business interruption claim with the insurance company and is still in the process of assessing the valuation of loss with its insurer; there can be no guarantee that all business interruption losses will be recovered. QVC expects to continue to record additional costs and recoveries until the insurance claim is fully settled. While QVC took steps to minimize the overall impact to the business, it experienced increased warehouse and logistics costs during the three months ended March 31, 2023 and 2022 and anticipates these increased warehouse and logistics costs to continue during 2023.

In November 2022, QVC International entered into agreements to sell two properties located in Germany and the United Kingdom (“U.K.”) to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $102 million related to its German facility and $80 million related to its U.K. facility when the sale closed in January 2023. Concurrent with the sale, QVC entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $69 million and $44 million gain related to the successful sale leaseback of the German and U.K. properties, respectively, during the first quarter of 2023 calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $42 million and $32 million right-of-use asset and operating lease liability for the German and U.K. properties, respectively.

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

Operating Results

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Revenue
QxH	$1,601	1,684
QVC International	592	670
CBI	259	297
Corporate and other	192	232
Consolidated Qurate Retail	$2,644	2,883

Operating Income (Loss)
QxH	$74	42
QVC International	156	88
CBI	(2)	24
Corporate and other	(52)	(48)
Consolidated Qurate Retail	$176	106

Adjusted OIBDA
QxH	$139	225
QVC International	72	104
CBI	4	31
Corporate and other	(36)	(25)
Consolidated Qurate Retail	$179	335

Revenue.    Consolidated Qurate Retail revenue decreased 8.3% or $239 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year.  The decrease in the three months ended March 31, 2023 was due to decreased revenue at QxH of $83 million, decreased revenue at QVC International of $78 million, decreased revenue in the Corporate and other segment of $40 million, and decreased revenue at CBI of $38 million, compared to the same period in the prior year. The decrease in Corporate and other revenue was due to a decrease in revenue at Zulily primarily due to a 20% decrease in total units shipped attributable to a continued decrease in active customers. This decrease was partially offset by a 9.3% increase in the average selling price (“ASP”). See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $16 million and $15 million of stock-based compensation for the three months ended March 31, 2023 and 2022, respectively. The increase of $1 million for the three months ended March 31, 2023 was primarily due to increases at QxH and CBI, partially offset by a decrease at Zulily. As of March 31, 2023, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $101 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.6 years.

Operating income.    Our consolidated operating income increased $70 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily as a result of gains on sale leaseback transactions, partially offset by a decline in operating results. The increase in operating results for the three months ended March 31, 2023 was primarily due to an increase in operating income at QVC International of $68 million, and an increase in operating income at QxH of $32 million, partially offset by a decrease in operating income at CBI of $26 million, and a decrease in operating income at the Corporate and other segment of $4 million, compared to the corresponding period in the prior year. Operating income in the Corporate and other segment decreased for the three months ended March 31, 2023, as compared to the corresponding period in the prior year, primarily related to a decrease in operating income at Zulily attributed to a reduction in total demand and higher product costs including inflationary pressures as well as an increase in marketing expenses, partially offset by lower depreciation and amortization expenses and lower salaries and bonuses at Zulily following several reductions in workforce. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Adjusted OIBDA.    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, acquisition-related costs, fire related costs, net (including Rocky Mount inventory losses), and (gains) losses on sale leaseback transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance.  Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Operating income (loss)	$176	106
Depreciation and amortization	100	130
Stock-based compensation	16	15
Restructuring and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	—	84
(Gains) on sale leaseback transactions	(113)	—
Adjusted OIBDA	$179	335

Consolidated Adjusted OIBDA decreased 46.6% or $156 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year. The decrease in Adjusted OIBDA for the three months ended March 31, 2023 was primarily due to a decrease at QxH of $86 million, a decrease at QVC International of $32 million, a decrease at CBI of $27 million and a decrease at Corporate and other of $11 million, compared to the corresponding period in the prior year.  The change in the Corporate and other segment for the three months ended March 31, 2023 was primarily due to a decrease in Adjusted OIBDA at Zulily due to reduction in total demand and higher product costs including inflationary pressures as well as an increase in marketing expenses, partially offset by lower salaries and bonuses at Zulily as discussed above. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2023	2022

	amounts in millions

Interest expense	$(94)	(117)
Realized and unrealized gains (losses) on financial instruments, net	(47)	30
Gain (loss) on extinguishment of debt	15	—
Other, net	15	52
Other income (expense)	$(111)	(35)

Interest expense.    Interest expense decreased $23 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year.  The decrease in interest expense for the three months ended March 31, 2023, compared to the same period in the prior year, is due to the reversal of interest expense accrued in prior periods related to QVC’s settlement of state income tax reserves during the current period, partially offset by higher interest expense as a result of higher outstanding debt and a higher interest rate on QVC’s senior secured credit facility (defined below).

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Equity securities	(3)	(10)
Exchangeable senior debentures	(46)	124
Indemnification asset	3	(85)
Other financial instruments	(1)	1
	$(47)	30

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The increase in realized and unrealized losses for the three months ended March 31, 2023, compared to the corresponding period in the prior year, was primarily driven by an increase in unrealized losses on the exchangeable senior debentures driven by increases in stock prices of the securities underlying the debentures compared to the prior year, partially offset by a decrease in unrealized losses on the indemnification asset (described in note 4 of the accompanying condensed consolidated financial statements).

Gain (loss) on extinguishment of debt.  During the three months ended March 31, 2023, the Company recognized a $15 million gain on the extinguishment of its 1.75% Exchangeable Senior Debentures due 2046 (as described in note 6 to the accompanying condensed consolidated financial statements).

Other, net. Other, net income decreased $37 million for the three months ended March 31, 2023, compared to the corresponding period in the prior year. The decrease for the three months ended March 31, 2023, compared to the same period in the prior year, was primarily the result of the sale of warrants at QVC in the prior year and no similar sale in the current year, a lower tax sharing benefit than the prior year, and foreign exchange losses in the current year compared to foreign exchange gains in the prior year, partially offset by an increase in interest and dividend income in the current year.

Income taxes. During the three months ended March 31, 2023 and 2022, we had earnings before income taxes of $65 million and $71 million, respectively, and income tax expense of $32 million and $58 million, respectively. Income tax expense was higher than the U.S. statutory tax rate of 21% during the three months ended March 31, 2023 due to foreign income tax expense and non-deductible interest on preferred stock, partially offset by state income tax benefit. Income tax expense was higher than the U.S. statutory tax rate of 21% during the three months ended March 31, 2022 due to non-deductible expenses from a decrease in the fair value of the indemnification receivable owed to Qurate from Liberty Broadband, as well as state and foreign income tax expense.

Net earnings. We had net earnings of $33 million and $13 million for the three months ended March 31, 2023 and 2022, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2023, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, debt (including availability under QVC’s bank credit facilities (the “Credit Facility”), as discussed in note 6 of the accompanying consolidated financial statements), and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted.  For example, under QVC’s bond indentures, it is able to pay dividends or make other restricted payments if it is not in default on its senior secured notes and its consolidated leverage ratio is no greater than 3.5 to 1.0.  In addition, under the Credit Facility QVC is able to pay dividends or make other restricted payments if it is not in default on the Credit Facility and the consolidated leverage ratio of QVC, QVC Global Corporate Holdings, LLC, Zulily and CBI is no greater than 4.0 to 1.0.  Further, under QVC’s bond indentures and the Credit Facility, unlimited dividends are permitted to service the debt of parent entities of QVC so long as there is no default (i.e., no leverage test is needed).

As of March 31, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Qurate Retail and certain of its subsidiaries’ debt credit ratings were downgraded during the quarter ended March 31, 2023 as follows: (i) Fitch Ratings downgraded Qurate Retail, LI LLC, and QVC’s long-term issuer default ratings from “BB-” to “B”, LI LLC’s senior unsecured rating from “BB-” to “CCC+”, and QVC’s senior secured rating from “BB+” to “B+”; (ii) S&P Global downgraded LI LLC’s issuer credit rating from “B-” to “CCC+”, LI LLC’s senior unsecured rating from “CCC” to “CCC-”, and QVC’s senior secured rating from “B+” to “B-”; and (iii) Moody’s downgraded LI LLC corporate family rating from “B1” to “B3”, LI LLC’s senior unsecured rating from “B3” to “Caa2”, and  QVC’s senior secured debt ratings from “Ba3” to “B2.”

As of March 31, 2023, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$421
CBI	15
Corporate and other (1)	850
Total Qurate Retail	$1,286

(1)	Corporate cash was $846 million as of March 31, 2023

Borrowing capacity
amount in millions
Credit Facility	$1,882

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of March 31, 2023, the Company had approximately $240 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the United States. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 58% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, we believe our businesses will generate positive cash flow from operations during 2023.

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$16	(179)
Net cash provided (used) by investing activities	$112	(16)
Net cash provided (used) by financing activities	$(122)	229

During the three months ended March 31, 2023, Qurate Retail's primary sources of cash were proceeds from the sale of fixed assets of $198 million, insurance proceeds related to the Rocky Mount fire of $55 million (see note 8 to the accompanying condensed consolidated financial statements), and an indemnification agreement settlement of $24 million, partially offset by net debt repayments of $126 million, capital expenditures of $54 million, and net payments for settlements of financial instruments of $12 million.

The projected uses of Qurate Retail cash for the remainder of 2023 are continued capital improvement spending between $200 million and $245 million, debt service payments (including approximately $245 million for interest payments on outstanding debt), repayment of debt, and payment of dividends to the holders of Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

Results of Operations—Businesses

QVC.  QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the U.S., QVC’s televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC 2, QVC 3, HSN and HSN2. QVC’s U.S. programming is also available on QVC.com and HSN.com, which we refer to as “QVC’s U.S. websites”; virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream, and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; social media pages and over-the-air broadcasters.

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

QVC’s international televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland and Italy. In some of the countries where QVC operates, its televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra, and QVC Style in the U.K.  Similar to the U.S., QVC’s international businesses also engage customers via websites, mobile applications, and social media pages. QVC’s international business employs product sourcing teams who select products tailored to the interests of each local market.

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2023 and 2022, QVC-Japan paid dividends to Mitsui of $12 million and $14 million, respectively.

QVC's operating results were as follows:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Net revenue	$2,193	2,354
Cost of goods sold (excluding depreciation, amortization and Rocky Mount inventory losses shown below)	(1,488)	(1,561)
Operating expenses	(178)	(178)
Selling, general and administrative ("SG&A") expenses (excluding stock-based compensation)	(316)	(286)
Adjusted OIBDA	211	329
Restructuring and fire related (costs), net of recoveries (including Rocky Mount inventory losses)	4	(82)
Gains on sale leaseback transactions	113	—
Stock-based compensation	(9)	(8)
Depreciation and amortization	(89)	(109)
Operating income	$230	130

Net revenue was generated in the following geographical areas:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
QxH	$1,601	1,684
QVC International	592	670
Consolidated QVC	$2,193	2,354

QVC's consolidated net revenue decreased 6.8% for the three months ended March 31, 2023, as compared to the corresponding period in the prior year. The three month decrease in net revenue is primarily due to a 6.0% decrease in units shipped, $57 million in unfavorable foreign exchange rates and a $19 million decrease in shipping and handling revenue primarily at QxH. These declines were partially offset by a 2.9% increase in ASP.

During the three months ended March 31, 2023 and 2022, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended
	March 31, 2023
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(4.9)%	—%	(4.9)%
QVC International	(11.6)%	(8.3)%	(3.3)%

The decrease in QxH net revenue for the three months ended March 31, 2023 was primarily due to a 5.5% decrease in units shipped and a $17 million decrease in shipping and handling revenue, which was partially offset by a 2.1% increase in ASP. For the three months ended March 31, 2023, QxH experienced shipped sales declines across all categories.

QVC International’s net revenue decline in constant currency for the three months ended March 31, 2023 was primarily due to a 7.1% decrease in units shipped across all markets. This decline was partially offset by a 4.8% increase in ASP across all markets except the U.K. For the three months ended March 31, 2023, QVC International experienced shipped sales growth in constant currency in apparel, accessories and beauty with declines across all other product categories.

QVC's cost of goods sold as a percentage of net revenue was 67.9% for the three months ended March 31, 2023, compared to 66.3% for the three months ended March 31, 2022. The increase in cost of goods sold as a percentage of revenue for the three months ended March 31, 2023 is primarily due to higher fulfillment costs across both segments and product margin pressure primarily at QxH. Higher fulfillment costs include higher rent expense as a result of warehouses sold and leased back during the prior year and current period as well as higher labor costs. The increase in cost of goods sold was partially offset by lower inventory obsolescence at QxH due to lower levels of inventory in the current period.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 8.1% of net revenue for the three months ended March 31, 2023, and were 7.6% for the three months ended March 31, 2022. For the three months ended March 31, 2023, the increase in operating expenses as a percent of sales was primarily due to an increase in commissions expense at QxH related to fixed commissions payments, partially offset by favorable exchange rates.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $30 million for the three months ended March 31, 2023, as compared to the same period in the prior year, and as a percentage of net revenue, increased from 12.1% to 14.4% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.  The increase was primarily due to a $28 million increase in consulting expenses primarily related to Project Athens, mainly at QxH and a $12 million increase in personnel costs across both segments. These increases were partially offset by a $9 million decrease in marketing expenses and $8 million in favorable exchange rates.

QVC recorded a gain of $4 million and a loss of $82 million for the three months ended March 31, 2023 and 2022, respectively, in restructuring and fire related costs, net of recoveries. For the three months ended March 31, 2023, the gain related to a $15 million gain on insurance proceeds received in excess of fire losses and a $13 million gain on the sale of the Rocky Mount property, partially offset by $13 million of restructuring costs related to workforce reduction and $11 million of other fire related costs. For the three months ended March 31, 2022, the loss was due to an $80 million write-down related to Rocky Mount inventory and $2 million of fire related costs. Fire related costs, net includes expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries and gain on the sale of the Rocky Mount property. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in cost of goods sold. These indirect expenses have been submitted as part of QVC’s business interruption insurance claim; however, there can be no guarantee they will be recovered.

QVC recorded $113 million of gains on sale leaseback transactions for the three months ended March 31, 2023. The gains related to the sale leaseback of two properties located in Germany and the U.K. There were no gains on sale leaseback transactions recorded for the three months ended March 31, 2022.

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $9 million of stock-based compensation expense for the three months ended March 31, 2023, and $8 million for the three months ended March 31, 2022.

Depreciation and amortization decreased $20 million for the three months ended March 31, 2023, and included $16 million of acquisition related amortization for both of the three months ended March 31, 2023 and 2022, respectively. The decrease for the three months ended March 31, 2023 was primarily related to assets disposed of related to the six owned and operated U.S. properties sold and leased back during 2022 and the Germany and the U.K. properties sold and leased back during the three months ended March 31, 2023, as well as lower channel placement amortization and related expenses due to adjustments recognized related to lower subscriber counts.

CBI.  CBI consists of a portfolio of aspirational home and apparel brands.  Although there is some overlap in the product offerings, the home brands are comprised of Ballard Designs, Frontgate, and Grandin Road. Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 29 retail and outlet stores located throughout the United States.

CBI's stand-alone operating results for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Net revenue	$259	297
Costs of goods sold	(165)	(183)
Operating expenses	(10)	(11)
SG&A expenses (excluding stock-based compensation)	(80)	(72)
Adjusted OIBDA	4	31
Stock-based compensation	(1)	(1)
Depreciation and amortization	(5)	(6)
Operating income (loss)	$(2)	24

CBI's consolidated net revenue decreased 12.8% for the three months ended March 31, 2023, as compared to the corresponding period in the prior year. The decrease in net revenue for the three months ended March 31, 2023 was the result of a decrease in ASP and orders shipped compared to the prior year. The decrease in ASP was the result of increased promotional activity. The decrease in orders shipped was due to softness across home categories and the apparel segment.

CBI's cost of goods sold as a percentage of net revenue was 63.7% and 61.6% for the three months ended March 31, 2023 and 2022, respectively.  For the three months ended March 31, 2023, the increase in cost of goods sold as a percentage of net revenue was primarily due to increased promotional activity and higher warehousing costs.

Operating expenses are principally comprised of credit card processing fees and customer service expenses which are variable expenses that support sales activity.  For the three months ended March 31, 2023, operating expenses decreased slightly compared to the corresponding period in the prior year due to lower revenue.

CBI’s SG&A expenses (excluding stock-based compensation) include print, digital and retail marketing. For the three months ended March 31, 2023, as a percentage of net revenue, these expenses increased from 24.2% to 30.9%.  For the three months ended March 31, 2023, the increase in SG&A expenses as a percentage of net revenue was primarily attributable to increased catalog production costs, digital marketing investments, and retail store expansion.

CBI’s total depreciation and amortization expense decreased $1 million for the three months ended March 31, 2023, as compared to the corresponding period in the prior year. The decrease for the three months ended March 31, 2022 was primarily due to certain assets reaching the end of their useful lives.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2023, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QxH and QVC International	$1,240	6.3%	$3,700	5.1%
CBI	$48	6.3%	$—	—%
Corporate and other	$57	6.3%	$1,748	5.7%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2023 would have been impacted by approximately $1 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of  March 31, 2023 because of the material weakness in its internal control over financial reporting as discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 10-K”). Management is monitoring the implementation of the remediation plan described in the 2022 10-K, as described below.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In response to the material weakness described in the 2022 10-K, the Company developed a plan with oversight from the audit committee of the board of directors to remediate the material weakness. The remediation activities include:

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

The Company believes the foregoing efforts will remediate the material weakness described in the 2022 10-K. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective.

PART II—OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In May 2019, the Company’s board of directors authorized the repurchase of $500 million of Series A Qurate Retail common stock (“QRTEA”) or Series B Qurate Retail common stock (“QRTEB”). In August 2021, the Company’s board of directors authorized the repurchase of $500 million of QRTEA or QRTEB.

There were no repurchases of QRTEA or QRTEB during the three months ended March 31, 2023 under the Company’s share repurchase program.

During the three months ended March 31, 2023, no shares of QRTEA or QRTEB, and 15 shares of Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units, and options.

II-1

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Qurate Retail, Inc. Nonemployee Director Deferred Compensation Plan (Amended and Restated Effective December 8, 2022)*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of Qurate Retail, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith
**	Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QURATE RETAIL, INC.
Date: May 5, 2023	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer
Date: May 5, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3