Form 10-Q
period 2023-06-30
Qurate Retail, Inc.
filed 2023-08-04
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of July 31, 2023 was:

Series A common stock	380,088,011
Series B common stock	8,700,380

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2023	2022

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,483	1,275
Trade and other receivables, net of allowance for credit losses of $93 million and $111 million, respectively	931	1,394
Inventory, net	1,168	1,346
Indemnification agreement receivable	10	50
Other current assets	167	210
Total current assets	3,759	4,275
Property and equipment, net	513	570
Intangible assets not subject to amortization (note 5):
Goodwill	3,482	3,501
Trademarks	2,698	2,718
	6,180	6,219
Intangible assets subject to amortization, net (note 5)	610	612
Operating lease right-of-use assets	585	585
Other assets, at cost, net of accumulated amortization	152	310
Total assets	$11,799	12,571

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2023	2022

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$697	976
Accrued liabilities	843	1,133
Current portion of debt, $287 million and $614 million measured at fair value (note 6)	710	828
Other current liabilities	147	162
Total current liabilities	2,397	3,099
Long-term debt (note 6)	5,268	5,525
Deferred income tax liabilities	1,478	1,440
Preferred stock (note 7)	1,269	1,266
Operating lease liabilities	544	518
Other liabilities	116	198
Total liabilities	11,072	12,046
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 380,088,011 shares at June 30, 2023 and 374,390,323 shares at December 31, 2022	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,700,380 shares at June 30, 2023 and 8,373,512 shares at December 31, 2022	—	—
Series C common stock, $.01 par value. Authorized 4,000,000,000 shares; no shares issued	—	—
Additional paid-in capital	79	53
Accumulated other comprehensive earnings (loss), net of taxes	71	18
Retained earnings	467	337
Total stockholders' equity	621	412
Noncontrolling interests in equity of subsidiaries	106	113
Total equity	727	525
Commitments and contingencies (note 8)
Total liabilities and equity	$11,799	12,571

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions, except per share amounts
Total revenue, net	$2,649	2,953	5,293	5,836
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	1,734	1,978	3,543	3,980
Operating expense	193	198	387	394
Selling, general and administrative, including stock-based compensation (note 2)	466	461	944	906
Restructuring and fire related costs, net of (recoveries) (note 8)	(208)	7	(208)	11
Depreciation and amortization	104	134	204	264
Gains on sale of intangible asset and sale leaseback transactions (note 8)	(6)	(243)	(119)	(243)
	2,283	2,535	4,751	5,312
Operating income (loss)	366	418	542	524
Other income (expense):
Interest expense	(123)	(119)	(217)	(236)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(33)	7	(80)	37
Loss on disposition of Zulily, net	(64)	—	(64)	—
Gain (loss) on extinguishment of debt	29	(6)	44	(6)
Other, net	10	41	25	93
	(181)	(77)	(292)	(112)
Earnings (loss) before income taxes	185	341	250	412
Income tax (expense) benefit	(66)	(120)	(98)	(178)
Net earnings (loss)	119	221	152	234
Less net earnings (loss) attributable to the noncontrolling interests	12	18	25	30
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$107	203	127	204

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.28	0.53	0.33	0.54
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.28	0.53	0.33	0.53

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Net earnings (loss)	$119	221	152	234
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(24)	(143)	(4)	(203)
Recognition of previously unrealized losses (gains) on debt, net	(13)	—	(32)	—
Credit risk on fair value debt instruments gains (loss)	(48)	145	81	174
Other comprehensive earnings (loss)	(85)	2	45	(29)
Comprehensive earnings (loss)	34	223	197	205
Less comprehensive earnings (loss) attributable to the noncontrolling interests	5	5	17	11
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$29	218	180	194

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2023	2022

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$152	234
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	204	264
Stock-based compensation	30	31
Realized and unrealized (gains) losses on financial instruments, net	80	(37)
Gain on sale of intangible asset and sale leaseback transactions	(119)	(243)
Gain on insurance proceeds, net of fire related costs	(228)	—
Insurance proceeds received for operating expenses and business interruption losses	226	30
Loss on disposition of Zulily, net	64	—
(Gain) loss on extinguishment of debt	(44)	6
Deferred income tax expense (benefit)	25	56
Other, net	16	(40)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	403	420
Decrease (increase) in inventory	131	(139)
Decrease (increase) in prepaid expenses and other assets	61	41
(Decrease) increase in trade accounts payable	(220)	(364)
(Decrease) increase in accrued and other liabilities	(313)	(317)
Net cash provided (used) by operating activities	468	(58)
Cash flows from investing activities:
Capital expenditures	(105)	(101)
Expenditures for television distribution rights	(107)	(15)
Cash proceeds from dispositions of investments	71	12
Cash paid for disposal of Zulily	(28)	—
Proceeds from sale of fixed assets	200	256
Insurance proceeds received for fixed asset loss	54	70
Payments for settlements of financial instruments	(179)	—
Proceeds from settlements of financial instruments	167	—
Other investing activities, net	(1)	15
Net cash provided (used) by investing activities	72	237
Cash flows from financing activities:
Borrowings of debt	1,002	1,355
Repayments of debt	(1,320)	(1,466)
Dividends paid to noncontrolling interest	(24)	(27)
Dividends paid to common shareholders	(7)	(10)
Indemnification agreement settlement	25	—
Other financing activities, net	(2)	(18)
Net cash provided (used) by financing activities	(326)	(166)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(7)	(39)
Net increase (decrease) in cash, cash equivalents and restricted cash	207	(26)
Cash, cash equivalents and restricted cash at beginning of period	1,285	596
Cash, cash equivalents and restricted cash at end of period	$1,492	570

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2023	2022

	in millions
Cash and cash equivalents	$1,483	1,275
Restricted cash included in other current assets	9	10
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$1,492	1,285

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$—	4	—	53	18	337	113	525
Net earnings (loss)	—	—	—	—	—	127	25	152
Other comprehensive earnings (loss)	—	—	—	—	53	—	(8)	45
Stock-based compensation	—	—	—	25	—	—	—	25
Distribution to noncontrolling interest	—	—	—	—	—	—	(24)	(24)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Other	—	—	—	2	—	3	—	5
Balance at June 30, 2023	$—	4	—	79	71	467	106	727

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at March 31, 2023	$—	4	—	67	149	358	113	691
Net earnings (loss)	—	—	—	—	—	107	12	119
Other comprehensive earnings (loss)	—	—	—	—	(78)	—	(7)	(85)
Stock-based compensation	—	—	—	11	—	—	—	11
Distribution to noncontrolling interest	—	—	—	—	—	—	(12)	(12)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—	—
Other	—	—	—	1	—	2	—	3
Balance at June 30, 2023	$—	4	—	79	71	467	106	727

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (continued)

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$—	4	—	—	(79)	2,925	136	2,986
Net earnings (loss)	—	—	—	—	—	204	30	234
Other comprehensive earnings (loss)	—	—	—	—	(10)	—	(19)	(29)
Stock-based compensation	—	—	—	30	—	—	—	30
Distribution to noncontrolling interest	—	—	—	—	—	—	(28)	(28)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(8)	—	—	—	(8)
Other	—	—	—	1	—	5	—	6
Balance at June 30, 2022	$—	4	—	23	(89)	3,134	119	3,191

	Stockholders' Equity
		Common stock					Accumulated
		Qurate		Additional	other		Noncontrolling
	Preferred	Retail		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at March 31, 2022	$—	4	—	7	(104)	2,929	127	2,963
Net earnings (loss)	—	—	—	—	—	203	18	221
Other comprehensive income (loss)	—	—	—	—	15	—	(13)	2
Stock-based compensation	—	—	—	16	—	—	—	16
Distribution to noncontrolling interest	—	—	—	—	—	—	(13)	(13)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Other	—	—	—	1	—	2	—	3
Balance at June 30, 2022	$—	4	—	23	(89)	3,134	119	3,191

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Qurate Retail, Inc. and its controlled subsidiaries (collectively, "Qurate Retail," the "Company," “Consolidated Qurate Retail,” “us,” “we,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. Qurate Retail is made up of wholly-owned subsidiaries QVC, Inc. (“QVC”), which includes HSN, Inc. (“HSN”), Cornerstone Brands, Inc. (“CBI”), and other cost method investments.

Qurate Retail is primarily engaged in the video and online commerce industries in North America, Europe and Asia. The businesses of the Company’s wholly-owned subsidiaries, QVC and CBI, are seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $2 million and $2 million was reimbursable to LMC for the three months ended June 30, 2023 and 2022, respectively, and $4 million and $5 million was reimbursable to LMC for the six months ended June 30, 2023 and 2022, respectively. Qurate Retail had a tax sharing payable to LMC and Liberty Broadband in the amount of approximately $13 million and $18 million as of June 30, 2023 and December 31, 2022, respectively, included in other liabilities in the condensed consolidated balance sheets.

Zulily, LLC (“Zulily”) was a wholly owned subsidiary of Qurate Retail until its divestiture on May 24, 2023. Qurate Retail recognized a loss on the divestiture of $64 million in the second quarter of 2023.  Zulily is included in Corporate and other through May 23, 2023 and is not presented as a discontinued operation as the disposition did not represent a strategic shift that had a major effect on Qurate Retail’s operations and financial results.

Included in revenue in the accompanying condensed consolidated statements of operations is $109 million and $220 million for the three months ended June 30, 2023 and 2022, respectively, and $301 million and $452 million for the six months ended June 30, 2023 and 2022, respectively, related to Zulily. Included in net earnings (loss) in the accompanying condensed consolidated statement of operations are losses of $9 million and $40 million for the three months ended June 30, 2023 and 2022, respectively, and losses of $44 million and $70 million for the six months ended June 30, 2023 and 2022, respectively, related to Zulily. Included in total assets in the accompanying condensed consolidated balance sheets as of December 31, 2022 is $257 million related to Zulily.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $14 million and $16 million of stock-based compensation during the three months ended June 30, 2023 and 2022, respectively, and $30 million and $31 million of stock-based compensation during the six months ended June 30, 2023 and 2022, respectively.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Qurate Retail—RSUs

The following table presents the number and weighted average GDFV of RSUs granted by the Company during the six months ended June 30, 2023:

	Six months ended
	June 30, 2023
	RSUs Granted (000's)	Weighted Average GDFV

Series A Qurate Retail common stock, subsidiary employees (1)	1,980	$0.91
Series A Qurate Retail common stock, Qurate Retail employees and directors (2)	679	$1.40
Series A Qurate Retail common stock, Qurate Retail President and CEO (3)	1,869	$1.51
Series B Qurate Retail common stock, Qurate Retail Chairman of the Board (4)	353	$5.51
(1)	Grant vests equally over three years.
(2)	Grants mainly vest one year from the month of grant, subject to the satisfaction of certain performance objectives.
(3)	Grant vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Grant was made in connection with the employment agreement of our President and Chief Executive Officer.
(4)	Grant vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Grant was made in connection with our Chairman’s employment agreement.

Also during the six months ended June 30, 2023, Qurate Retail granted 20.4 million performance-based, cash-settled RSUs of Series A Qurate Retail common stock to subsidiary employees.  These RSUs vest equally over three years, subject to the satisfaction of certain performance objectives. The liability and compensation expense related to such awards is adjusted at the end of each reporting period based on the closing market price of Series A Qurate Retail common stock on the last trading day of the quarter combined with the probability of satisfying the performance objectives.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2023	32,914	$8.78
Granted	—	$—
Exercised	(14)	$2.17
Forfeited/Cancelled	(7,641)	$11.96
Options outstanding at June 30, 2023	25,259	$7.82	3.0	years	$—
Options exercisable at June 30, 2023	15,510	$9.24	2.3	years	$—

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2023	2,221	$12.25
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(1,498)	$12.20
Options outstanding at June 30, 2023	723	$12.35	1.4	years	$—
Options exercisable at June 30, 2023	723	$12.35	1.4	years	$—

The following table presents the number and weighted average GDFV of RSUs granted to certain officers, employees and directors of the Company.

		Weighted		Weighted
	Series A	Average	Series B	Average
	(000's)	GDFV	(000's)	GDFV
RSUs outstanding at January 1, 2023	23,166	$5.09	327	$4.95
Granted	4,528	$1.23	353	$5.51
Vested	(5,698)	$6.35	(327)	$4.95
Forfeited/Cancelled	(5,288)	$5.27	—	$—
RSUs outstanding at June 30, 2023	16,708	$3.56	353	$5.51

As of June 30, 2023, Qurate Retail also had 1.1 million QRTEB RSAs and 28 thousand Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock RSAs and RSUs outstanding. The QRTEB unvested RSAs had a GDFV of $13.65 per share, and 26 thousand of the Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock unvested RSUs had an incremental cost of $50.94 per share.

As of June 30, 2023, the total unrecognized compensation cost related to unvested Awards was approximately $71 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.8 years.

As of June 30, 2023, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 25.3 million shares of QRTEA and 0.7 million shares of QRTEB common stock.

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

Excluded from diluted EPS for the three months ended June 30, 2023 and 2022 are 26 million and 35 million potential common shares, respectively, because their inclusion would have been antidilutive.  Excluded from diluted EPS for the six months ended June 30, 2023 and 2022 are 28 million and 30 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	number of shares in millions
Basic WASO	388	381	385	380
Potentially dilutive shares	1	1	1	3
Diluted WASO	389	382	386	383

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2023			December 31, 2022
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$944	944	—	938	938	—
Indemnification asset	$10	—	10	50	—	50
Debt	$287	—	287	614	—	614

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments and derivative instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

The indemnification asset relates to Liberty Broadband’s agreement to indemnify Liberty Interactive LLC (“LI LLC”) and pertains to the ability of holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the “1.75% Exchangeable Debentures”) to exercise their exchange right according to the terms of the debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Debentures at the time the exchange occurs. The indemnification asset recorded in the condensed consolidated balance sheets as of June 30, 2023 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2). As of June 30, 2023, a holder of the 1.75% Exchangeable Debentures has the ability to put their debentures on October 5, 2023, and accordingly, such indemnification asset is included as a current asset in our condensed consolidated balance sheet as of June 30, 2023.

During the six months ended June 30, 2023, indemnification payments of $25 million were made to Qurate Retail by Liberty Broadband in connection with exchanges of $251 million of the 1.75% Exchangeable Debentures that settled in the period.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Equity securities	(14)	5	(17)	(5)
Exchangeable senior debentures	(1)	66	(47)	190
Indemnification asset	(18)	(64)	(15)	(149)
Other financial instruments	—	—	(1)	1
	$(33)	7	(80)	37

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a loss of $62 million and a gain of $190 million for the three months ended June 30, 2023 and 2022, respectively, and a gain of $106 million and a gain of $224 million for the six months ended June 30, 2023 and 2022, respectively.  During the three and six months ended June 30, 2023, the Company recognized $19 million and $44 million, respectively, of previously unrecognized gains related to the retirement of a portion of the 1.75% Exchangeable Debentures, which was recognized through gain (loss) on extinguishment of debt on the condensed consolidated statement of operations.  The cumulative change was a gain of $552 million as of June 30, 2023, net of the recognition of previously unrecognized gains and losses.

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	CBI	Other	Total

	amounts in millions
Balance at January 1, 2023	$2,693	778	12	18	3,501
Foreign currency translation adjustments	—	(1)	—	—	(1)
Disposition (1)	—	—	—	(18)	(18)
Balance at June 30, 2023	$2,693	777	12	—	3,482

(1)	Zulily goodwill was eliminated as a result of the divestiture of Zulily on May 24, 2023 (see note 1).

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $78 million for both of the three months ended June 30, 2023 and 2022, and $152 million and $160 million for the six months ended June 30, 2023 and 2022, respectively. Based on its amortizable intangible assets as of June 30, 2023, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2023	$164
2024	$255
2025	$122
2026	$69
2027	$3

The Company’s share price has been challenged as a result of current business trends and global economic conditions. The Company will continue to monitor QVC’s current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including Goodwill and Trademarks) are appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that material carrying value adjustments are required.

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	June 30, 2023	June 30, 2023	December 31, 2022

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029	353	94	134
3.75% Exchangeable Senior Debentures due 2030	429	110	157
1.75% Exchangeable Senior Debentures due 2046	79	83	323
Subsidiary level notes and facilities
QVC 4.375% Senior Secured Notes due 2023	—	—	214
QVC 4.85% Senior Secured Notes due 2024	423	423	600
QVC 4.45% Senior Secured Notes due 2025	586	585	599
QVC 4.75% Senior Secured Notes due 2027	575	575	575
QVC 4.375% Senior Secured Notes due 2028	500	500	500
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Senior Secured Credit Facility	1,430	1,430	1,075
Deferred loan costs	—	(35)	(37)
Total consolidated Qurate Retail debt	$6,592	5,978	6,353
Less current classification		(710)	(828)
Total long-term debt		$5,268	5,525

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

During the second quarter of 2023, QVC purchased $177 million of the outstanding 4.85% Senior Secured Notes due 2024 (the "2024 Notes") and $15 million of the outstanding 4.45% Senior Secured Notes due 2025. As a result of the repurchases, QVC recorded a gain on extinguishment of debt in the condensed consolidated statements of operations of $10 million for the three and six months ended June 30, 2023. As of June 30, 2023, the remaining outstanding 2024 Notes are classified within the current portion of long term debt as they mature in less than one year.

The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of June 30, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes.  Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to parent entities of QVC under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

QVC Senior Secured Credit Facility

On October 27, 2021, QVC amended and restated its latest credit agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement”) and refinanced QVC’s existing bank credit facility by entering into the Fifth Amended and Restated Credit Agreement with Zulily, CBI, and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (QVC, Zulily, CBI and QVC Global, collectively, the “Borrowers”), JPMorgan Chase Bank, N.A., as administrative agent, and the other parties named therein. In connection with the Zulily divestiture (see note 1), Zulily is no longer a co-borrower in the Credit Facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from Qurate Retail, which was approximately $80 million.

The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility (the “Credit Facility”), with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder.   The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Fifth Amended and Restated Credit Agreement bear interest at either the alternate base rate (such rate, the “ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (such rate, the “Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if CBI, QVC Global or any other borrower under the Credit Facility (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the Credit Facility may be reborrowed.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

On June 20, 2023, QVC, QVC Global and CBI, as borrowers,  JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into a SOFR Transition and Other Agreements agreement whereby, in accordance with the Fifth Amended and Restated Credit Agreement, LIBOR-based rate loans denominated in US dollars made on or after June 30, 2023 would be replaced with SOFR-based rate loans.  Borrowings that are Secured Overnight Financing Rate (“SOFR”)-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio.

The loans under the Credit Facility are scheduled to mature on October 27, 2026. Payment of the loans may be accelerated following certain customary events of default.

The payment and performance of the Borrowers’ obligations under the Fifth Amended and Restated Credit Agreement are guaranteed by each of QVC’s, QVC Global’s, and CBI’s Material Domestic Subsidiaries (as defined in the Fifth Amended and Restated Credit Agreement), if any, and certain other subsidiaries of any Borrower that such Borrower has chosen to provide guarantees. Further, the borrowings under the Fifth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The borrowings under the Fifth Amended and Restated Credit Agreement are also secured by a pledge of all of CBI’s equity interests.

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

Availability under the Fifth Amended and Restated Credit Agreement at June 30, 2023 was $1,764 million.  The interest rate on the Credit Facility was 6.6% and 3.0% at June 30, 2023 and 2022, respectively.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of June 30, 2023 the Company’s 3.75% and 4.0% Exchangeable Debentures have been classified as current because the Company does not own shares to exchange the debentures. The 1.75% Exchangeable Debentures are classified as current as the Company does not own the shares to exchange the debentures and the holders have the ability to put their debentures on October 5, 2023.  The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

During the six months ended June 30, 2023, a portion of the 1.75% Exchangeable Debentures were exchanged for total principal amount of $251 million.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at June 30, 2023.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2023 are as follows (amounts in millions):

Senior debentures	$279
QVC senior secured notes	$2,235

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at June 30, 2023.

(7)   Preferred Stock

On September 14, 2020, Qurate Retail issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,705,728 shares of Preferred Stock issued and outstanding at June 30, 2023.

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

Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the condensed consolidated balance sheets. The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share. Given the liability classification of the Preferred Stock, all dividends accrued will be classified as interest expense in the condensed consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $477 million as of June 30, 2023.

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

Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center for the operating segment comprised of QVC U.S. and HSN (“QxH”) and QVC’s primary returns center for hard goods. QVC maintains property, general liability and business interruption insurance coverage. Based on provisions of QVC's insurance policies, the Company recorded estimated insurance recoveries for fire related costs for which recovery is deemed probable.

As of December 31, 2022 QVC had an insurance receivable of $40 million recorded in trade and other receivables, net of allowance for credit losses in the condensed consolidated balance sheet. In June 2023, QVC agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2022 and June 30, 2023, QVC recorded cumulative fire related costs of $407 million and $434 million, respectively, of which $16 million and $27 million were recorded during the three and six months ended June 30, 2023, respectively. Cumulative costs as of December 31, 2022 and June 30, 2023, include $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2022 and June 30, 2023, QVC received cumulative insurance proceeds of $380 million and $660 million, respectively, and recorded net gains, representing the proceeds received in excess of recoverable losses recognized of $132 million during the year ended December 31, 2022 and $209 million and $213 million, respectively, during the three and six months ended June 30, 2023. Of the $280 million of insurance proceeds received during the six months ended June 30, 2023, $210 million represents recoveries for business interruption losses.  The fire related costs and gains related to insurance recoveries are included in restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In February 2023, QVC sold the Rocky Mount fulfillment center to an independent third party and received net cash proceeds of $15 million. During the three months ended June 30, 2023, QVC received an additional $2 million of proceeds from the sale that were released from escrow.  QVC recognized gains on the sale of $2 million and $15 million during the three and six months ended June 30, 2023, respectively, calculated as the difference between the aggregate consideration received and the carrying value of the property. The gain is included in restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

During the six months ended June 30, 2022, the Company recorded $135 million of fire related costs including $95 million for the write-down of Rocky Mount inventory which was included in cost of goods sold. Due to the circumstances surrounding the write-downs of inventory, these write-downs have been excluded from Adjusted OIBDA (as defined in note 9).

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

During 2022 QVC commenced the first phase of Project Athens including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan. During the six months ended June 30, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million, in restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

Zulily Restructuring

In the first quarter of 2022, Zulily began to execute a series of transformation initiatives, beginning with the announcement of the closure of its fulfillment center in Bethlehem, Pennsylvania, and reduction in corporate workforce. These initiatives were consistent with Zulily’s strategy to operate more efficiently as it implemented its turnaround plan. Zulily recorded $1 million and $3 million of restructuring charges during the three months ended June 30, 2023 and 2022, respectively, and $5 million and $3 million of restructuring charges during the six months ended June 30, 2023 and 2022, respectively, related to its reduction in corporate workforce. Zulily recorded $3 million of restructuring charges during the three months ended June 30, 2022, and $5 million of restructuring charges during the six months ended June 30, 2022, principally related to its regional office space strategy and expenses associated with the Pennsylvania facility closure. See note 1 for a discussion regarding the Company’s divestiture of Zulily on May 24, 2023.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

properties. The forwards did not qualify as cash flow hedges under GAAP. Changes in the fair value of the forwards are reflected in realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations. The forward contracts were in a net liability position of $10 million as of December 31, 2022, which was included in other current liabilities in the condensed consolidated balance sheet. The contracts expired in January 2023 which resulted in a net cash settlement of $12 million.

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

In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction, and as a result, recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022 calculated as the difference between the aggregate consideration received (including cash of $250 million and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center.  The gain is included in gains on sale of intangible asset and sale leaseback transactions in the consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

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

For the six months ended June 30, 2023, Qurate Retail has identified the following operating segments as its reportable segments:

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	June 30, 2023
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$602	244	275	26	1,147
Apparel	340	111	41	43	535
Beauty	264	143	—	5	412
Accessories	223	56	—	28	307
Electronics	82	15	—	—	97
Jewelry	65	35	—	3	103
Other revenue	42	2	—	4	48
Total Revenue	$1,618	606	316	109	2,649

	Six months ended
	June 30, 2023
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$1,237	481	489	76	2,283
Apparel	635	224	86	113	1,058
Beauty	510	276	—	14	800
Accessories	415	107	—	78	600
Electronics	192	32	—	2	226
Jewelry	142	74	—	11	227
Other revenue	88	4	—	7	99
Total Revenue	$3,219	1,198	575	301	5,293

	Three months ended
	June 30, 2022
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$680	248	296	53	1,277
Apparel	356	117	45	92	610
Beauty	253	145	—	10	408
Accessories	241	58	—	49	348
Electronics	112	25	—	1	138
Jewelry	71	42	—	8	121
Other revenue	41	3	—	7	51
Total Revenue	$1,754	638	341	220	2,953

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Six months ended
	June 30, 2022
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$1,329	521	542	114	2,506
Apparel	652	234	96	186	1,168
Beauty	514	290	—	21	825
Accessories	443	113	—	98	654
Electronics	259	51	—	3	313
Jewelry	158	94	—	17	269
Other revenue	83	5	—	13	101
Total Revenue	$3,438	1,308	638	452	5,836

For segment reporting purposes, Qurate Retail defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses excluding stock-based compensation and, where applicable, separately identified items impacting comparability. Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, acquisition-related costs, fire related costs, net (including Rocky Mount inventory losses) and gains (losses) on sale leaseback transactions, that are included in the measurement of operating income (loss) pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	amounts in millions
QxH	$185	232	324	457
QVC International	77	95	149	199
CBI	25	44	29	75
Corporate and other	(17)	(24)	(53)	(49)
Consolidated Qurate Retail	$270	347	449	682

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2023
	Total assets	Capital expenditures

	amounts in millions
QxH	$8,473	61
QVC International	1,884	18
CBI	542	3
Corporate and other	900	23
Consolidated Qurate Retail	$11,799	105

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Adjusted OIBDA	$270	347	449	682
Stock-based compensation	(14)	(16)	(30)	(31)
Depreciation and amortization	(104)	(134)	(204)	(264)
Restructuring and fire related costs, net of recoveries (including Rocky Mount inventory losses, see note 8)	208	(22)	208	(106)
Gains on sale of intangible asset and sale leaseback transactions	6	243	119	243
Operating income (loss)	$366	418	542	524
Interest expense	(123)	(119)	(217)	(236)
Realized and unrealized gains (losses) on financial instruments, net	(33)	7	(80)	37
Loss on disposition of Zulily, net	(64)	—	(64)	—
Gain (loss) on extinguishment of debt	29	(6)	44	(6)
Other, net	10	41	25	93
Earnings (loss) before income taxes	$185	341	250	412

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

Our “Corporate and other” category includes corporate activity along with various cost method investments. Prior to the divesture of Zulily, LLC (“Zulily”) described below, Zulily’s results were reported in Corporate and other.

Zulily, LLC (“Zulily”) was a wholly owned subsidiary of Qurate Retail until its divestiture on May 24, 2023. Qurate Retail recognized a loss on the divestiture of $64 million in the second quarter of 2023.  Zulily is included in Corporate and other through May 23, 2023 and is not presented as a discontinued operation as the disposition did not represent a strategic shift that had a major effect on Qurate Retail’s operations and financial results.

Included in revenue in the accompanying condensed consolidated statements of operations is $109 million and $220 million for the three months ended June 30, 2023 and 2022, respectively, and $301 million and $452 million for the six months ended June 30, 2023 and 2022, respectively, related to Zulily. Included in net earnings (loss) in the accompanying condensed consolidated statement of operations are losses of $9 million and $40 million for the three months ended June 30, 2023 and 2022, respectively, and losses of $44 million and $70 million for the six months ended June 30, 2023 and 2022, respectively, related to Zulily. Included in total assets in the accompanying condensed consolidated balance sheets as of December 31, 2022 is $257 million related to Zulily.

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

Optimize the brand portfolio. Qurate Retail divested Zulily in the second quarter of 2023 consistent with its goal of optimizing the brand portfolio. Qurate Retail is exploring untapped opportunities at its CBI brands. At CBI we will continue to expand our retail footprint in addition to focusing on potential cross-brand promotion opportunities.

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

During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan, and QVC expects to incur additional expenses related to Project Athens initiatives in future periods. During the six months ended June 30, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million in Restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

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

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC U.S., and also served as QVC U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and will not reopen. QVC took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023, received net cash proceeds of $15 million. During the three months ended June 30, 2023, QVC received an additional $2 million of proceeds from the sale that were released from escrow. QVC recognized gains on the sale of $2 million and $15 million during the three and six months ended June 30, 2023, respectively. QVC is currently evaluating long-term alternatives to alleviate the strain on its network caused by the loss of the Rocky Mount fulfillment center.

Based on the provisions of QVC’s insurance policies and discussions with insurance carriers, QVC determined that recovery of certain fire related costs is probable, and recorded an insurance receivable.  As of December 31, 2022 QVC had an insurance receivable of $40 million recorded in trade and other receivables, net of allowance for credit losses in the condensed consolidated balance sheet. In June 2023, QVC agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2022 and June 30, 2023, QVC recorded cumulative fire related costs of $407 million and $434 million, respectively, of which $16 million and $27 million were recorded during the three and six months ended June 30, 2023, respectively. Cumulative costs as of December 31, 2022 and June 30, 2023, include $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2022 and June 30, 2023, QVC received cumulative insurance proceeds of $380 million and $660 million, respectively, and recorded net gains, representing the proceeds received in excess of recoverable losses recognized of $132 million during the year ended December 31, 2022 and $209 million and $213 million, respectively, during the three and six months ended June 30, 2023. Of the $280 million of insurance proceeds received during the six months ended June 30, 2023, $210 million represents recoveries for business interruption losses.  The fire related costs and gains related to insurance recoveries are included in restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

QVC expects to continue to record additional costs during 2023 related to exiting the Rocky Mount facility. While QVC took steps to minimize the overall impact to the business, it experienced increased warehouse and logistics costs during the six months ended June 30, 2023 and 2022 and does not anticipate these increased warehouse and logistics costs will have a material impact on future periods.

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

In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction, and as a result, recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022 calculated as the difference between the aggregate consideration received (including cash of $250 million and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center.  The gain is included in gains on sale of intangible asset and sale leaseback transactions in the consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

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

Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Revenue
QxH	$1,618	1,754	3,219	3,438
QVC International	606	638	1,198	1,308
CBI	316	341	575	638
Corporate and other	109	220	301	452
Consolidated Qurate Retail	$2,649	2,953	5,293	5,836

Operating Income (Loss)
QxH	$303	361	377	403
QVC International	71	81	227	169
CBI	15	36	13	60
Corporate and other	(23)	(60)	(75)	(108)
Consolidated Qurate Retail	$366	418	542	524

Adjusted OIBDA
QxH	$185	232	324	457
QVC International	77	95	149	199
CBI	25	44	29	75
Corporate and other	(17)	(24)	(53)	(49)
Consolidated Qurate Retail	$270	347	449	682

Revenue.    Consolidated Qurate Retail revenue decreased 10.3% or $304 million and 9.3% and $543 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year.  The decrease in the three months ended June 30, 2023 was due to decreased revenue at QxH of $136 million, decreased revenue in the Corporate and other segment of $111 million, decreased revenue at QVC International of $32 million, and decreased revenue at CBI of $25 million, compared to the same period in the prior year. The decrease in Corporate and other revenue was due to Zulily’s results being depressed prior to its divestiture and its results only being recorded through May 23, 2023. The decrease in the six months ended June 30, 2023 was due to decreased revenue at QxH of $219 million, decreased revenue in the Corporate and other segment of $151 million, decreased revenue at QVC International of $110 million, and decreased revenue at CBI of $63 million, compared to the same period in the prior year. The decrease in Corporate and other revenue was due to Zulily’s results being depressed prior to its divestiture and its results only being recorded through May 23, 2023. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $14 million and $16 million of stock-based compensation for the three months ended June 30, 2023 and 2022, respectively, and $30 million and $31 million of stock-based compensation for the six months ended June 30, 2023 and 2022, respectively. The decrease of $2 million for the three months ended June 30, 2023 was primarily due to decreases at Zulily and the corporate level. The decrease of $1 million for the six months ended June 30, 2023 was primarily due to decreases at Zulily and the corporate level, partially offset by increases at QVC.  As of June 30, 2023, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $71 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.8 years.

Operating income.    Our consolidated operating income decreased $52 million and increased $18 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increase for the six months ended June 30, 2023, was primarily as a result of gains on sale leaseback transactions, partially offset by a decline in operating results. The decrease in operating results for the three months ended June 30, 2023 was primarily due to a decrease in operating income at QxH of $58 million, a decrease in operating income at CBI of $21 million, and a decrease in operating income at QVC International of $10 million, partially offset by a decrease in operating loss at the Corporate and other segment of $37 million, compared to the corresponding period in the prior year. Operating loss in the Corporate and other segment decreased for the three months ended June 30, 2023, as compared to the corresponding period in the prior year, primarily related to Zulily’s operating losses only being recorded through May 23, 2023 as a result of the divestiture of Zulily.

The increase in operating income for the six months ended June 30, 2023 was primarily due to an increase in operating income at QVC International of $58 million and a decrease in operating loss in the Corporate and other segment of $33 million, partially offset by a decrease in operating income at CBI of $47 million, and a decrease in operating income at QxH of $26 million, compared to the same period in the prior year.  Operating loss in the Corporate and other segment decreased for the six months ended June 30, 2023, as compared to the corresponding period in the prior year, primarily related to Zulily’s operating losses only being recorded through May 23, 2023 as a result of the divestiture of Zulily.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

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

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Operating income (loss)	$366	418	542	524
Depreciation and amortization	104	134	204	264
Stock-based compensation	14	16	30	31
Restructuring and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	(208)	22	(208)	106
(Gains) on sale leaseback transactions	(6)	(243)	(119)	(243)
Adjusted OIBDA	$270	347	449	682

Consolidated Adjusted OIBDA decreased 22.2% or $77 million and 34.2% or $233 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. The decrease in Adjusted OIBDA for the three months ended June 30, 2023 was primarily due to a decrease at QxH of $47 million, a decrease at CBI of $19 million, and a decrease at QVC International of $18 million, partially offset by a decrease in Adjusted OIBDA losses at Corporate and other of $7 million, compared to the corresponding period in the prior year.  The change in the Corporate and other segment for the three months ended June 30, 2023 was primarily due to Zulily’s Adjusted OIBDA losses only being recorded through May 23, 2023 due to the divestiture of Zulily.

The decrease in Adjusted OIBDA for the six months ended June 30, 2023 was primarily due to a decrease at QxH of $133 million, a decrease at QVC International of $50 million, a decrease at CBI of $46 million and a decrease at Corporate and other of $4 million, compared to the corresponding period in the prior year. The change in the Corporate and other segment for the six months ended June 30, 2023 was primarily due to higher Adjusted OIBDA losses at Zulily despite these losses only being recorded through May 23, 2023 due to the divestiture of Zulily. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions

Interest expense	$(123)	(119)	(217)	(236)
Realized and unrealized gains (losses) on financial instruments, net	(33)	7	(80)	37
Loss on disposition of Zulily, net	(64)	—	(64)	—
Gain (loss) on extinguishment of debt	29	(6)	44	(6)
Other, net	10	41	25	93
Other income (expense)	$(181)	(77)	(292)	(112)

Interest expense.    Interest expense increased $4 million and decreased $19 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year.  The increase in interest expense for the three months ended June 30, 2023, compared to the same period in the prior year, is due to higher interest expense as a result of higher outstanding debt and a higher interest rate on QVC’s senior secured credit facility (defined below). The decrease in interest expense for the six months ended June 30, 2023, compared to the same period in the prior year, is due to the reversal of interest expense accrued in prior periods related to QVC’s settlement of state income tax reserves during the current period, partially offset by higher interest expense as a result of higher outstanding debt and a higher interest rate on QVC’s senior secured credit facility.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Equity securities	(14)	5	(17)	(5)
Exchangeable senior debentures	(1)	66	(47)	190
Indemnification asset	(18)	(64)	(15)	(149)
Other financial instruments	—	—	(1)	1
	$(33)	7	(80)	37

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The increase in realized and unrealized losses for the three and six months ended June 30, 2023, compared to the corresponding periods in the prior year, was primarily driven by an increase in unrealized losses on the exchangeable senior debentures driven by increases in stock prices of the securities underlying the debentures compared to the prior year and an increase in unrealized losses on the Company’s equity securities, partially offset by a decrease in unrealized losses on the indemnification asset (described in note 4 of the accompanying condensed consolidated financial statements).

Loss on disposition of Zulily, net. The Company recorded a net loss of $64 million associated with the disposition of Zulily during the three and six months ended June 30, 2023 (see note 1 to the accompanying condensed consolidated financial statements).

Gain (loss) on extinguishment of debt.  During the three and six months ended June 30, 2023, the Company recognized $29 million and $44 million of gains on the extinguishment of debt, respectively, primarily due to the extinguishment of a portion of its 1.75% Exchangeable Senior Debentures due 2046 (as described in note 6 to the accompanying condensed consolidated financial statements), and to a lesser extent, the partial extinguishments of the QVC 4.85% Senior Secured Notes due 2024 and QVC 4.45% Senior Secured Notes due 2025. During the three and six months ended June 30, 2022, the Company recognized $6 million of losses on extinguishment of debt related to QVC’s purchase of a portion of the 2023 Notes.

Other, net. Other, net income decreased $31 million and $68 million for the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in the prior year. The decrease for the three months ended June 30, 2023, compared to the same period in the prior year, was primarily the result of foreign exchange losses in the current year compared to foreign exchange gains in the prior year, and a lower tax sharing benefit than the prior year, partially offset by an increase in interest and dividend income in the current year. The decrease for the six months ended June 30, 2023, compared to the same period in the prior year, was primarily the result of foreign exchange losses in the current year compared to foreign exchange gains in the prior year, a lower tax sharing benefit than the prior year, and the sale of warrants at QVC in the prior year and no similar sale in the current year, partially offset by an increase in interest and dividend income in the current year.

Income taxes. During the three months ended June 30, 2023 and 2022, we had earnings before income taxes of $185 million and $341 million, respectively, and income tax expense of $66 million and $120 million, respectively.  During the six months ended June 30, 2023 and 2022, we had earnings before income taxes of $250 million and $412 million, respectively, and income tax expense of $98 million and $178 million, respectively. Income tax expense was higher than the U.S. statutory tax rate of 21% during the three months ended June 30, 2023, primarily due to state and foreign income tax expense, partially offset by a tax benefit from a change in the Company’s effective state tax rate used to measure deferred taxes. Income tax expense was higher than the U.S. statutory tax rate of 21% during the three months ended June 30, 2022 due to non-deductible expenses from a decrease in the fair value of the indemnification receivable owed to Qurate from Liberty Broadband, as well as state and foreign income tax expense.  Income tax expense was higher than the U.S. statutory tax rate of 21% during the six months ended June 30, 2023, primarily due to foreign income tax expense and non-deductible stock compensation, partially offset by a tax benefit from a change in the Company’s effective state tax rate used to measure deferred taxes. Income tax expense was higher than the U.S. statutory tax rate of 21% during the six months ended June 30, 2022 due to non-deductible expenses from a decrease in the fair value of the indemnification receivable owed to Qurate from Liberty Broadband, as well as state and foreign income tax expense.

Net earnings. We had net earnings of $119 million and $221 million for the three months ended June 30, 2023 and 2022, respectively, and net earnings of $152 million and $234 million for the six months ended June 30, 2023 and 2022, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2023, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, debt (including availability under QVC’s bank credit facilities (the “Credit Facility”), as discussed in note 6 of the accompanying consolidated financial statements), and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted.  For example, under QVC’s bond indentures, it is able to pay dividends or make other restricted payments if it is not in default on its senior secured notes and its consolidated leverage ratio is no greater than 3.5 to 1.0.  In addition, under the Credit Facility QVC is able to pay dividends or make other restricted payments if it is not in default on the Credit Facility and the consolidated leverage ratio of QVC, QVC Global Corporate Holdings, LLC and CBI is no greater than 4.0 to 1.0.  Further, under QVC’s bond indentures and the Credit Facility, unlimited dividends are permitted to service the debt of parent entities of QVC so long as there is no default (i.e., no leverage test is needed).

As of June 30, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Qurate Retail and certain of its subsidiaries’ debt credit ratings were downgraded during the six months ended June 30, 2023 as follows: (i) Fitch Ratings downgraded Qurate Retail, LI LLC, and QVC’s long-term issuer default ratings from “BB-” to “B”, LI LLC’s senior unsecured rating from “BB-” to “CCC+”, and QVC’s senior secured rating from “BB+” to “B+”; (ii) S&P Global downgraded LI LLC’s issuer credit rating from “B-” to “CCC+”, LI LLC’s senior unsecured rating from “CCC” to “CCC-”, and QVC’s senior secured rating from “B+” to “B-”; and (iii) Moody’s downgraded LI LLC corporate family rating from “B1” to “B3”, LI LLC’s senior unsecured rating from “B3” to “Caa2”, and  QVC’s senior secured debt ratings from “Ba3” to “B2.”

As of June 30, 2023, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$649
CBI	34
Corporate	800
Total Qurate Retail	$1,483

Borrowing capacity
amount in millions
Credit Facility	$1,764

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of June 30, 2023, the Company had approximately $226 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the United States. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 61% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, we believe our businesses will generate positive cash flow from operations during 2023.

	Six months ended
	June 30,
	2023	2022

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$468	(58)
Net cash provided (used) by investing activities	$72	237
Net cash provided (used) by financing activities	$(326)	(166)

During the six months ended June 30, 2023, Qurate Retail's primary uses of cash were net debt repayments of $318 million, expenditures for television distribution rights of $107 million, capital expenditures of $105 million, cash paid related to the disposal of Zulily of $28 million, dividends paid to noncontrolling interest of $24 million and net payments for settlements of financial instruments of $12 million, partially offset by insurance proceeds related to the Rocky Mount fire of $280 million (see note 8 to the accompanying condensed consolidated financial statements), proceeds from the sale of fixed assets of $200 million, cash proceeds from disposition of investments of $71 million, and an indemnification agreement settlement of $25 million.

The projected uses of Qurate Retail cash for the remainder of 2023 are continued capital improvement spending between $140 million and $190 million, debt service payments (including approximately $200 million for interest payments on outstanding debt), repayment of debt, and payment of dividends to the holders of Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

The Company may from time to time repurchase any level of its outstanding debt through open market purchases, privately negotiated transactions, redemptions, tender offers or otherwise. Repurchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2023 and 2022, QVC-Japan paid dividends to Mitsui of $24 million and $27 million, respectively.

QVC's operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Net revenue	$2,224	2,392	4,417	4,746
Cost of goods sold (excluding depreciation, amortization and Rocky Mount inventory losses shown below)	(1,456)	(1,593)	(2,944)	(3,154)
Operating expenses	(177)	(179)	(355)	(357)
Selling, general and administrative ("SG&A") expenses (excluding stock-based compensation)	(329)	(293)	(645)	(579)
Adjusted OIBDA	262	327	473	656
Restructuring and fire related (costs), net of recoveries (including Rocky Mount inventory losses)	211	(16)	215	(98)
Gains on sale of intangible asset and sale leaseback transactions	6	243	119	243
Stock-based compensation	(11)	(10)	(20)	(18)
Depreciation and amortization	(94)	(102)	(183)	(211)
Operating income	$374	442	604	572

Net revenue was generated in the following geographical areas:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
QxH	$1,618	1,754	3,219	3,438
QVC International	606	638	1,198	1,308
Consolidated QVC	$2,224	2,392	4,417	4,746

QVC's consolidated net revenue decreased 7.0% and 6.9% for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue is primarily due to a 10.2% decrease in units shipped across both segments, a $17 million decrease in shipping and handling primarily at QxH and to a lesser extent QVC International and $11 million in unfavorable foreign exchange rates.  These decreases were partially offset by a 5.0% increase in average selling price per unit ("ASP") across both segments. The six month decrease in net revenue is primarily due to an 8.2% decrease in units shipped across both segments, $67 million in unfavorable foreign exchange rates and a $36 million decrease in shipping and handling revenue driven by QxH. These declines were partially offset by a 4.1% increase in ASP across both segments.

During the three and six months ended June 30, 2023 and 2022, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Six months ended
	June 30, 2023			June 30, 2023
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(7.8)%	—%	(7.8)%	(6.4)%	—%	(6.4)%
QVC International	(5.0)%	(1.7)%	(3.3)%	(8.4)%	(5.1)%	(3.3)%

The decrease in QxH net revenue for the three months ended June 30, 2023 was primarily due to an 11.6% decrease in units shipped and a $14 million decrease in shipping and handling revenue. These declines were partially offset by a 5.4% increase in ASP. For the three months ended June 30, 2023, QxH experienced shipped sales growth in beauty with declines across all other categories. For the six months ended June 30, 2023, QxH net revenue decreased due to an 8.7% decrease in units shipped and a $31 million decrease in shipping and handling revenue. These declines were partially offset by a 3.8% increase in ASP. For the six months ended June 30, 2023, QxH experienced shipped sales declines across all categories.

QVC International’s net revenue decline in constant currency for the three months ended June 30, 2023 was primarily due to a 7.0% decrease in units shipped across all markets. This decline was partially offset by a 4.5% increase in ASP across all markets. For the three months ended June 30, 2023, QVC International experienced shipped sales growth in constant currency in beauty with declines across all other product categories except home which remained flat. QVC International’s net revenue decline in constant currency for the six months ended June 30, 2023 was primarily due to a 7.0% decrease in units shipped across all markets. These declines were partially offset by a 4.7% increase in ASP driven across all markets. For the six months ended June 30, 2023, QVC International experienced shipped sales growth in constant currency across beauty, accessories and apparel with declines in all other categories.

QVC's cost of goods sold as a percentage of net revenue was 65.5% and 66.6%  for the three months ended June 30, 2023 and 2022, respectively, and 66.7% and 66.5% for the six months ended June 30, 2023 and 2022, respectively. The decrease in cost of goods sold as a percentage of revenue for the three months ended June 30, 2023 across both segments is primarily due to product margin favorability, lower freight costs and lower inventory obsolescence. These decreases were partially offset by higher warehousing costs across both segments. The increase in cost of goods sold as a percentage of revenue for the six months ended June 30, 2023 across both segments is primarily due to higher warehousing costs partially offset by lower inventory obsolescence and lower freight costs. Higher warehousing costs for the three and six months ended June 30, 2023 are primarily due to higher rent expense of $12 million and $25 million, respectively, as a result of warehouses sold and leased back during the prior year and current period. The lower inventory obsolescence for the three and six months ended June 30, 2023 was driven by lower levels of inventory in the current period.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 8.0% of net revenue for both of the three and six months ended June 30, 2023, respectively, and were 7.5% for both of the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, the increases in operating expenses as a percent of sales are primarily due to higher commissions expense at QxH related to fixed commissions payments, partially offset by lower personnel costs at QxH and favorable exchange rates.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $36 million for the three months ended June 30, 2023, as compared to the same period in the prior year, and as a percentage of net revenue increased from 12.2% to 14.8%. Such expenses increased $66 million for the six months ended June 30, 2023, as compared to the same period in the prior year, and as a percentage of net revenue increased from 12.2% to 14.6%. For the three months ended June 30, 2023, the increase was primarily due to a $20 million increase in consulting expenses, mainly at QxH and a $19 million increase in personnel costs across both segments. These increases were partially offset by a $11 million decrease in credit losses, primarily at QxH. For the six months ended June 30, 2023, the increase was primarily due to a $48 million increase in consulting expenses mainly at QxH, a $31 million increase in personnel costs across both segments and an $8 million increase in rent expense at QxH. These increases were partially offset by a $17 million decrease in credit losses, primarily at QxH, a $9 million decrease in marketing expenses primarily at QxH and $9 million in favorable exchange rates. The increase in consulting expenses for the three and six months ended June 30, 2023 is primarily related to Project Athens. The increase in personnel costs for the three and six months ended June 30, 2023 was driven by higher benefits expense in comparison to the prior year. The decrease to estimated credit losses for the three and six months ended June 30, 2023 was due to higher than expected collections in the current year compared to unfavorable adjustments recognized in the prior year based on actual collections experience.

QVC recorded a gain of $211 million and $215 million for the three and six months ended June 30, 2023, respectively, in restructuring and fire related costs, net of recoveries.  For the three months ended June 30, 2023, the gain primarily related to a $225 million gain on insurance proceeds received in excess of fire losses partially offset by $16 million of other fire related costs. For the six months ended June 30, 2023, the gain related to a $240 million gain on insurance proceeds received in excess of fire losses and a $15 million gain on the sale of the Rocky Mount property, partially offset by $27 million of other fire related costs and $13 million of restructuring costs related to workforce reduction. QVC recorded $16 million and $98 million restructuring and fire related costs, net of recoveries for the three and six months ended June 30, 2022, respectively, primarily due to write-downs on Rocky Mount inventory. Fire related costs, net includes expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries and gain on the sale of the Rocky Mount property. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in Cost of goods sold.

QVC recorded $6 million and $119 million of gains on intangible asset and sale leaseback transactions for the three and six months ended June 30, 2023, respectively.  The $6 million gain for the three months ended June 30, 2023 is primarily related to the sale of a channel positioning right. The $119 million gain for the six months ended June 30, 2023 is primarily related to the sale leaseback of two properties located in Germany and the U.K. For the three and six months ended June 30, 2022, QVC recorded a $243 million gain primarily related to the sale-leaseback of the Ontario distribution center.

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $11 million and $20 million of stock-based compensation expense for the three and six months ended June 30, 2023, respectively, and $10 million and $18 million for the three and six months ended June 30, 2022, respectively.

Depreciation and amortization decreased $8 million and $28 million for the three and six months ended June 30, 2023, respectively, and included $15 million of acquisition related amortization for both of the three months ended June 30, 2023 and 2022, and $31 million of acquisition related amortization for both of the six months ended June 30, 2023 and 2022. The decreases for the three and six months ended June 30, 2023 was primarily related to assets disposed of related to the six owned and operated U.S. properties sold and leased back during 2022 and the Germany and the U.K. properties sold and leased back during the first quarter of 2023, as well as lower channel placement amortization and related expenses due to adjustments recognized related to lower subscriber counts, paritally offset by an increase in software amortization due to software additions including an enhancement to QVC's Enterprise Resource Planning system that was placed into service in the second quarter of 2023.

CBI.  CBI consists of a portfolio of aspirational home and apparel brands.  Although there is some overlap in the product offerings, the home brands are comprised of Ballard Designs, Frontgate, and Grandin Road. Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 29 retail and outlet stores located throughout the United States.

CBI's stand-alone operating results for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Net revenue	$316	341	575	638
Costs of goods sold	(193)	(201)	(358)	(384)
Operating expenses	(12)	(12)	(22)	(23)
SG&A expenses (excluding stock-based compensation)	(86)	(84)	(166)	(156)
Adjusted OIBDA	25	44	29	75
Stock-based compensation	(1)	—	(2)	(1)
Depreciation and amortization	(7)	(8)	(12)	(14)
Restructuring costs	(2)	—	(2)	—
Operating income (loss)	$15	36	13	60

CBI's consolidated net revenue decreased 7.3% and 9.9% for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. The decreases in net revenue for the three and six months ended June 30, 2023 were the result of a decrease in orders shipped compared to the same periods in the prior year. The decrease in orders shipped was due to softness across home categories and the apparel segment.

CBI's cost of goods sold as a percentage of net revenue was 61.1% and 58.9% for the three months ended June 30, 2023 and 2022, respectively, and 62.3% and 60.2% for the six months ended June 30, 2023 and 2022, respectively.  For the three and six months ended June 30, 2023, the increases in cost of goods sold as a percentage of net revenue were primarily due to increased promotional activity and higher warehousing costs.

Operating expenses are principally comprised of credit card processing fees and customer service expenses which are variable expenses that support sales activity.  For the three months ended June 30, 2023, operating expenses remained flat compared to the corresponding period in the prior year.  For the six months ended June 30, 2023, operating expenses decreased slightly compared to the corresponding period in the prior year due to lower revenue.

CBI’s SG&A expenses (excluding stock-based compensation) include print, digital and retail marketing. For the three months ended June 30, 2023, as a percentage of net revenue, these expenses increased from 24.6% to 27.2%, and for the six months ended June 30, 2023, as a percentage of net revenue, these expenses increased from 24.5% to 28.9%.  For the three and six months ended June 30, 2023, the increases in SG&A expenses as a percentage of net revenue were primarily attributable to increased digital marketing investments and retail store expansion.

CBI’s total depreciation and amortization expense decreased $1 million and $2 million for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. The decreases for the three and six months ended June 30, 2023 were primarily due to certain assets reaching the end of their useful lives.

CBI had restructuring charges of $2 million during the three and six months ended June 30, 2023, as a result of a corporate restructuring in May 2023. The costs relate to severance expense and outplacement services.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2023, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

dollar amounts in millions
QxH and QVC International	$1,430	6.6%	$3,509	5.2%
CBI	$—	—%	$—	—%
Corporate and other	$—	—%	$1,653	5.9%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the six months ended June 30, 2023 would have been impacted by approximately $2 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2023 because of the material weakness in its internal control over financial reporting as discussed in the 2022 10-K. Management is monitoring the implementation of the remediation plan described in the 2022 10-K, as described below.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, considering the divestiture of Zulily, the Company is transitioning administration of the inventory management system and associated IT controls impacted by the material weakness described in the 2022 10-K from Zulily to QVC.

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

There were no repurchases of QRTEA or QRTEB during the three months ended June 30, 2023 under the Company’s share repurchase program.

During the three months ended June 30, 2023, no shares of QRTEA, QRTEB, or Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units, and options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

II-1

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

SOFR Transition and Other Agreements, dated as of June 20, 2023, by and among QVC, Inc., QVC Global Corporate Holdings, LLC, and Cornerstone Brands, Inc., as Borrowers, and the other parties thereto, related to the Fifth Amended and Restated Credit Agreement

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

QURATE RETAIL, INC.
Date: August 4, 2023	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer
Date: August 4, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3