Form 10-Q
period 2023-09-30
Qurate Retail, Inc.
filed 2023-11-03
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of October 31, 2023 was:

Series A common stock	380,697,040
Series B common stock	8,700,380

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2023	2022

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,099	1,275
Trade and other receivables, net of allowance for credit losses of $92 million and $111 million, respectively	952	1,394
Inventory, net	1,229	1,346
Indemnification agreement receivable	21	50
Other current assets	184	210
Total current assets	3,485	4,275
Property and equipment, net	506	570
Intangible assets not subject to amortization (note 5):
Goodwill	3,457	3,501
Trademarks	2,698	2,718
	6,155	6,219
Intangible assets subject to amortization, net (note 5)	567	612
Operating lease right-of-use assets	577	585
Other assets, at cost, net of accumulated amortization	147	310
Total assets	$11,437	12,571

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2023	2022

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$813	976
Accrued liabilities	804	1,133
Current portion of debt, $307 million and $614 million measured at fair value (note 6)	730	828
Other current liabilities	109	162
Total current liabilities	2,456	3,099
Long-term debt (note 6)	4,835	5,525
Deferred income tax liabilities	1,515	1,440
Preferred stock (note 7)	1,270	1,266
Operating lease liabilities	539	518
Other liabilities	129	198
Total liabilities	10,744	12,046
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 380,510,994 shares at September 30, 2023 and 374,390,323 shares at December 31, 2022	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,700,380 shares at September 30, 2023 and 8,373,512 shares at December 31, 2022	—	—
Series C common stock, $.01 par value. Authorized 4,000,000,000 shares; no shares issued	—	—
Additional paid-in capital	90	53
Accumulated other comprehensive earnings (loss), net of taxes	28	18
Retained earnings	468	337
Total stockholders' equity	590	412
Noncontrolling interests in equity of subsidiaries	103	113
Total equity	693	525
Commitments and contingencies (note 8)
Total liabilities and equity	$11,437	12,571

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions, except per share amounts
Total revenue, net	$2,479	2,744	7,772	8,580
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	1,603	1,905	5,146	5,885
Operating expense	186	205	573	599
Selling, general and administrative, including stock-based compensation (note 2)	415	464	1,359	1,370
Restructuring, penalties and fire related costs, net of (recoveries) (note 8)	19	(134)	(189)	(123)
Depreciation and amortization	105	107	309	371
Impairment of intangible assets (note 5)	—	3,081	—	3,081
Gains on sale of intangible asset and sale leaseback transactions (note 8)	—	(277)	(119)	(520)
	2,328	5,351	7,079	10,663
Operating income (loss)	151	(2,607)	693	(2,083)
Other income (expense):
Interest expense	(119)	(107)	(336)	(343)
Dividend and interest income	14	2	39	5
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(15)	(8)	(95)	29
Loss on disposition of Zulily, net	—	—	(64)	—
Gain (loss) on extinguishment of debt	1	14	45	8
Tax sharing income (expense) with Liberty Broadband	(4)	36	(12)	78
Other, net	5	21	13	69
	(118)	(42)	(410)	(154)
Earnings (loss) before income taxes	33	(2,649)	283	(2,237)
Income tax (expense) benefit	(21)	(87)	(119)	(265)
Net earnings (loss)	12	(2,736)	164	(2,502)
Less net earnings (loss) attributable to the noncontrolling interests	11	11	36	41
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$1	(2,747)	128	(2,543)

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.00	(7.21)	0.33	(6.69)
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.00	(7.21)	0.33	(6.69)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Net earnings (loss)	$12	(2,736)	164	(2,502)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(47)	(127)	(51)	(330)
Recognition of previously unrealized losses (gains) on debt, net	—	(14)	(32)	(14)
Credit risk on fair value debt instruments gains (loss)	1	30	82	204
Other comprehensive earnings (loss)	(46)	(111)	(1)	(140)
Comprehensive earnings (loss)	(34)	(2,847)	163	(2,642)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	8	5	25	16
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(42)	(2,852)	138	(2,658)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2023	2022

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$164	(2,502)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	309	371
Impairment of intangible assets	—	3,081
Stock-based compensation	40	46
Realized and unrealized (gains) losses on financial instruments, net	95	(29)
Gain on sale of intangible asset and sale leaseback transactions	(119)	(520)
Gain on insurance proceeds, net of fire related costs	(225)	(139)
Insurance proceeds received for operating expenses and business interruption losses	226	96
Loss on disposition of Zulily, net	64	—
(Gain) loss on extinguishment of debt	(45)	(8)
Deferred income tax expense (benefit)	62	45
Other, net	13	(59)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	378	483
Decrease (increase) in inventory	63	(163)
Decrease (increase) in prepaid expenses and other assets	90	98
(Decrease) increase in trade accounts payable	(103)	(418)
(Decrease) increase in accrued and other liabilities	(410)	(419)
Net cash provided (used) by operating activities	602	(37)
Cash flows from investing activities:
Capital expenditures	(151)	(171)
Expenditures for television distribution rights	(111)	(36)
Cash proceeds from dispositions of investments	71	12
Cash paid for disposal of Zulily	(35)	—
Proceeds from sale of fixed assets	202	701
Insurance proceeds received for fixed asset loss	54	184
Payments for settlements of financial instruments	(179)	—
Proceeds from settlements of financial instruments	167	—
Other investing activities, net	—	14
Net cash provided (used) by investing activities	18	704
Cash flows from financing activities:
Borrowings of debt	1,137	2,069
Repayments of debt	(1,893)	(2,577)
Dividends paid to noncontrolling interest	(35)	(39)
Dividends paid to common shareholders	(8)	(11)
Indemnification agreement settlement	26	—
Other financing activities, net	(3)	(13)
Net cash provided (used) by financing activities	(776)	(571)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(17)	(59)
Net increase (decrease) in cash, cash equivalents and restricted cash	(173)	37
Cash, cash equivalents and restricted cash at beginning of period	1,285	596
Cash, cash equivalents and restricted cash at end of period	$1,112	633

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2023	2022

	in millions
Cash and cash equivalents	$1,099	1,275
Restricted cash included in other current assets	13	10
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$1,112	1,285

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$—	4	—	53	18	337	113	525
Net earnings (loss)	—	—	—	—	—	128	36	164
Other comprehensive earnings (loss)	—	—	—	—	10	—	(11)	(1)
Stock-based compensation	—	—	—	36	—	—	—	36
Distribution to noncontrolling interest	—	—	—	—	—	—	(35)	(35)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Other	—	—	—	2	—	3	—	5
Balance at September 30, 2023	$—	4	—	90	28	468	103	693

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at June 30, 2023	$—	4	—	79	71	467	106	727
Net earnings (loss)	—	—	—	—	—	1	11	12
Other comprehensive earnings (loss)	—	—	—	—	(43)	—	(3)	(46)
Stock-based compensation	—	—	—	11	—	—	—	11
Distribution to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Balance at September 30, 2023	$—	4	—	90	28	468	103	693

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (continued)

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$—	4	—	—	(79)	2,925	136	2,986
Net earnings (loss)	—	—	—	—	—	(2,543)	41	(2,502)
Other comprehensive earnings (loss)	—	—	—	—	(115)	—	(25)	(140)
Stock-based compensation	—	—	—	44	—	—	—	44
Distribution to noncontrolling interest	—	—	—	—	—	—	(39)	(39)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Other	—	—	—	1	—	5	—	6
Balance at September 30, 2022	$—	4	—	38	(194)	387	113	348

	Stockholders' Equity
					Accumulated		Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at June 30, 2022	$—	4	—	23	(89)	3,134	119	3,191
Net earnings (loss)	—	—	—	—	—	(2,747)	11	(2,736)
Other comprehensive income (loss)	—	—	—	—	(105)	—	(6)	(111)
Stock-based compensation	—	—	—	14	—	—	—	14
Distribution to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	1	—	—	—	1
Balance at September 30, 2022	$—	4	—	38	(194)	387	113	348

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

Pursuant to the services agreement, in connection with LMC’s employment arrangement with Gregory B. Maffei, the Company’s Chairman of the Board (the “Chairman” or “Mr. Maffei”), components of Mr. Maffei’s compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., Atlanta Braves Holdings, Inc. and Liberty Broadband (collectively, the “Service Companies”) or reimbursed to LMC, in each case, based on allocations among LMC and the Service Companies set forth in the amended services agreement, currently set at 11% for the Company but subject to adjustment on an annual basis and upon the occurrence of certain events.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $2 million and $1 million was reimbursable to LMC for the three months ended September 30, 2023 and 2022, respectively, and $6 million was reimbursable to LMC for each of the nine months ended September 30, 2023 and 2022. Qurate Retail had a tax sharing payable to LMC and Liberty Broadband in the amount of approximately $17 million and $18 million as of September 30, 2023 and December 31, 2022, respectively, included in other liabilities in the condensed consolidated balance sheets.

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

Included in revenue in the accompanying condensed consolidated statements of operations is $200 million for the three months ended September 30, 2022, and $301 million and $652 million for the nine months ended September 30, 2023 and 2022, respectively, related to Zulily. Included in net earnings (loss) in the accompanying condensed consolidated statement of operations is a loss of $361 million for the three months ended September 30, 2022, and losses of $44 million and $431 million for the nine months ended September 30, 2023 and 2022, respectively, related to Zulily. Included in total assets in the accompanying condensed consolidated balance sheets as of December 31, 2022 is $257 million related to Zulily.

(2)   Stock-Based Compensation

The Company has granted to certain of its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), restricted stock units (“RSUs”) and options to purchase shares of the Company’s common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and RSAs) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $10 million and $15 million of stock-based compensation during the three months ended September 30, 2023 and 2022, respectively, and $40 million and $46 million of stock-based compensation during the nine months ended September 30, 2023 and 2022, respectively.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Qurate Retail—RSUs

The following table presents the number and weighted average GDFV of RSUs granted by the Company during the nine months ended September 30, 2023:

	Nine months ended
	September 30, 2023
	RSUs Granted (000's)	Weighted Average GDFV

Qurate Retail Series A common stock, subsidiary employees (1)	1,980	$0.91
Qurate Retail Series A common stock, Qurate Retail employees and directors (2)	680	$1.40
Qurate Retail Series A common stock, Qurate Retail President and CEO (3)	1,869	$1.51
Qurate Retail Series B common stock, Qurate Retail Chairman of the Board (4)	353	$5.51
(1)	Grant vests equally over three years.
(2)	Grants mainly vest one year from the month of grant, subject to the satisfaction of certain performance objectives.
(3)	Grant vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Grant was made in connection with the employment agreement of our President and Chief Executive Officer.
(4)	Grant vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Grant was made in connection with our Chairman’s employment agreement.

Also during the nine months ended September 30, 2023, Qurate Retail granted 20.4 million performance-based, cash-settled RSUs of Qurate Retail Series A common stock (“QRTEA”) to subsidiary employees.  These RSUs vest equally over three years, subject to the satisfaction of certain performance objectives. The liability and compensation expense related to such awards is adjusted at the end of each reporting period based on the closing market price of QRTEA on the last trading day of the quarter combined with the probability of satisfying the performance objectives.

For awards that are performance-based, performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

Pursuant to the terms of the Stock Exchange Agreement, dated as of June 3, 2021, by and between Mr. Maffei and the Company, on March 25, 2022, Mr. Maffei transferred to the Company an aggregate of 229,022 shares of QRTEA received by Mr. Maffei upon vesting of the performance-based restricted stock unit award granted to Mr. Maffei on March 10, 2021 and in exchange, the Company issued to Mr. Maffei an equivalent number of shares of Qurate Retail Series B common stock (“QRTEB”). Each share of QRTEB is convertible, at the option of the holder, into one share of QRTEA.

Qurate Retail—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of the options to purchase Qurate Retail common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2023	32,914	$8.78
Granted	—	$—
Exercised	(14)	$2.17
Forfeited/Cancelled	(8,572)	$11.66
Options outstanding at September 30, 2023	24,328	$7.76	2.7	years	$—
Options exercisable at September 30, 2023	15,753	$8.86	2.2	years	$—

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2023	2,221	$12.25
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(1,498)	$12.20
Options outstanding at September 30, 2023	723	$12.35	1.1	years	$—
Options exercisable at September 30, 2023	723	$12.35	1.1	years	$—

The following table presents the number and weighted average GDFV of RSUs granted to certain officers, employees and directors of the Company.

		Weighted		Weighted
	Series A	Average	Series B	Average
	(000's)	GDFV	(000's)	GDFV
RSUs outstanding at January 1, 2023	23,166	$5.09	327	$4.95
Granted	4,529	$1.23	353	$5.51
Vested	(6,307)	$6.04	(327)	$4.95
Forfeited/Cancelled	(5,576)	$5.30	—	$—
RSUs outstanding at September 30, 2023	15,812	$3.54	353	$5.51

As of September 30, 2023, Qurate Retail also had 1.1 million QRTEB RSAs and 26 thousand Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock RSAs and RSUs outstanding. The QRTEB unvested RSAs had a GDFV of $13.65 per share, and 25 thousand of the Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock unvested RSUs had an incremental cost of $50.93 per share.

As of September 30, 2023, the total unrecognized compensation cost related to unvested Awards was approximately $43 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.9 years.

As of September 30, 2023, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 24.3 million shares of QRTEA and 0.7 million shares of QRTEB.

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

Excluded from diluted EPS for the three months ended September 30, 2023 and 2022 are 25 million and 34 million potential common shares, respectively, because their inclusion would have been antidilutive.  Excluded from diluted EPS for the nine months ended September 30, 2023 and 2022 are 27 million and 32 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	number of shares in millions
Basic WASO	388	381	386	380
Potentially dilutive shares	1	1	1	3
Diluted WASO	389	382	387	383

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2023			December 31, 2022
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$823	823	—	938	938	—
Indemnification asset	$21	—	21	50	—	50
Debt	$307	—	307	614	—	614

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments and derivative instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

The indemnification asset relates to Liberty Broadband’s agreement to indemnify Liberty Interactive LLC (“LI LLC”) and pertains to the ability of holders of LI LLC’s 1.75% exchangeable debentures due 2046 (the “1.75% Exchangeable Debentures”) to exercise their exchange right according to the terms of the debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification asset recorded in the condensed consolidated balance

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

sheets as of September 30, 2023 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on market observable inputs (Level 2). As of September 30, 2023, a holder of the 1.75% Exchangeable Debentures had the ability to put their debentures on October 5, 2023, and accordingly, such indemnification asset is included as a current asset in our condensed consolidated balance sheet as of September 30, 2023.

During the nine months ended September 30, 2023, indemnification payments of $26 million were made to Qurate Retail by Liberty Broadband in connection with exchanges of $253 million of the 1.75% Exchangeable Debentures that settled in the period.  Subsequent to September 30, 2023, all remaining 1.75% Exchangeable Debentures were either retired or exchanged.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Equity securities	(2)	—	(19)	(5)
Exchangeable senior debentures	(25)	130	(72)	320
Indemnification asset	12	(138)	(3)	(287)
Other financial instruments	—	—	(1)	1
	$(15)	(8)	(95)	29

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a gain of $1 million and a gain of $22 million for the three months ended September 30, 2023 and 2022, respectively, and a gain of $108 million and a gain of $246 million for the nine months ended September 30, 2023 and 2022, respectively.  During the three and nine months ended September 30, 2023, the Company recognized less than a million and $45 million, respectively, of previously unrecognized gains related to the retirement of a portion of the 1.75% Exchangeable Debentures, which was recognized through gain (loss) on extinguishment of debt on the condensed consolidated statement of operations.  The cumulative change was a gain of $552 million as of September 30, 2023, net of the recognition of previously unrecognized gains and losses.

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

				Corporate and
	QxH	QVC Int'l	CBI	Other	Total

	amounts in millions
Balance at January 1, 2023	$2,693	778	12	18	3,501
Foreign currency translation adjustments	—	(26)	—	—	(26)
Disposition (1)	—	—	—	(18)	(18)
Balance at September 30, 2023	$2,693	752	12	—	3,457
(1)	Zulily goodwill was eliminated as a result of the divestiture of Zulily on May 24, 2023 (see note 1).

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $79 million and $81 million for the three months ended September 30, 2023 and 2022, respectively, and $231 million and $241 million for the nine months ended September 30, 2023 and 2022, respectively. Based on its amortizable intangible assets as of September 30, 2023, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2023	$81
2024	$271
2025	$134
2026	$74
2027	$3

Impairments

In the third quarter of 2022, as a result of financial performance of certain subsidiary businesses, macroeconomic conditions including inflation and higher interest rates and a decline in the Company’s stock price, the Company initiated a process to evaluate those subsidiaries’ current business models and long-term business strategies.  It was determined during the third quarter of 2022 that an indication of impairment existed for the QxH and Zulily reporting units related to their tradenames and goodwill. Tradename impairments in the amounts of $180 million and $140 million for QxH (related to the HSN tradename) and Zulily, respectively, were recorded during the third quarter of 2022, in the impairment of intangible assets line item in the consolidated statements of operations. Goodwill impairments in the amounts of $2,535 million and $226 million for QxH and Zulily, respectively, were recorded during the third quarter of 2022, in the impairment of intangible assets line item in the consolidated statements of operations.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	September 30, 2023	September 30, 2023	December 31, 2022

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029	353	95	134
3.75% Exchangeable Senior Debentures due 2030	428	114	157
1.75% Exchangeable Senior Debentures due 2046	77	98	323
Subsidiary level notes and facilities
QVC 4.375% Senior Secured Notes due 2023	—	—	214
QVC 4.85% Senior Secured Notes due 2024	423	423	600
QVC 4.45% Senior Secured Notes due 2025	586	585	599
QVC 4.75% Senior Secured Notes due 2027	575	575	575
QVC 4.375% Senior Secured Notes due 2028	500	500	500
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Senior Secured Credit Facility	995	995	1,075
Deferred loan costs	—	(33)	(37)
Total consolidated Qurate Retail debt	$6,154	5,565	6,353
Less current classification		(730)	(828)
Total long-term debt		$4,835	5,525

QVC Senior Secured Notes

In June 2022, QVC completed its purchase of $536 million of the outstanding 4.375% Senior Secured Notes due 2023 (the "2023 Notes") pursuant to a cash tender offer to purchase any and all of its outstanding 2023 Notes (the “Tender Offer”).  The remaining outstanding 2023 Notes were repaid at maturity in March 2023.

During the second quarter of 2023, QVC purchased $177 million of the outstanding 4.85% Senior Secured Notes due 2024 (the "2024 Notes") and $15 million of the outstanding 4.45% Senior Secured Notes due 2025. As a result of the repurchases, QVC recorded a gain on extinguishment of debt in the condensed consolidated statements of operations of $10 million for the nine months ended September 30, 2023. As of September 30, 2023, the remaining outstanding 2024 Notes are classified within the current portion of long term debt as they mature in less than one year.

The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of September 30, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes.  Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to parent entities of QVC under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

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

On June 20, 2023, QVC, QVC Global and CBI, as borrowers,  JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Fifth Amended and Restated Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with SOFR-based rate loans.  Borrowings that are Secured Overnight Financing Rate (“SOFR”)-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio.

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

Availability under the Fifth Amended and Restated Credit Agreement at September 30, 2023 was $2,145 million.  The interest rate on the Credit Facility was 6.8% and 4.5% at September 30, 2023 and 2022, respectively.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of September 30, 2023 the Company’s 3.75% and 4.0% Exchangeable Debentures have been classified as current because the Company does not own shares to exchange the debentures. The 1.75% Exchangeable Debentures are classified as current as the Company does not own the shares to exchange the debentures and the holders have the ability to put their debentures on October 5, 2023.  The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

During the nine months ended September 30, 2023, a portion of the 1.75% Exchangeable Debentures were exchanged for total principal amount of $253 million. Subsequent to September 30, 2023, all remaining 1.75% Exchangeable Debentures were either retired or exchanged.

Debt Covenants

Qurate Retail and its subsidiaries are in compliance with all debt covenants at September 30, 2023.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2023 are as follows (amounts in millions):

Senior debentures	$250
QVC senior secured notes	$2,114

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at September 30, 2023.

(7)   Preferred Stock

On September 14, 2020, Qurate Retail issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,706,862 shares of Preferred Stock issued and outstanding at September 30, 2023.

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

Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the condensed consolidated balance sheets. The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share. Given the liability classification of the Preferred Stock, all dividends accrued will be classified as interest expense in the condensed consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $364 million as of September 30, 2023.

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

As of December 31, 2022 QVC had an insurance receivable of $40 million recorded in trade and other receivables, net of allowance for credit losses in the condensed consolidated balance sheet. In June 2023, QVC agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2022 and September 30, 2023, QVC recorded cumulative fire related costs of $407 million and $439 million, respectively, of which $5 million and $32 million were recorded during the three and nine months ended September 30, 2023, respectively. Cumulative costs as of December 31, 2022 and September 30, 2023, include $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2022 and September 30, 2023, QVC received cumulative insurance proceeds of $380 million and $660 million, respectively, and recorded net gains, representing the proceeds received in excess of recoverable losses recognized of $132 million during the year ended December 31, 2022 and losses of $5 million and net gains of $208 million, respectively, during the three and nine months ended September 30, 2023. Of the $280 million of insurance proceeds received during the nine months ended September 30, 2023, $210 million represents recoveries for business interruption losses.  The fire related costs and gains related to insurance recoveries are included in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

In February 2023, QVC sold the Rocky Mount fulfillment center to an independent third party and received net cash proceeds of $15 million. During the three months ended June 30, 2023, QVC received an additional $2 million of proceeds from the sale that were released from escrow. During the three months ended September 30, 2023, QVC received the final $2 million of proceeds from the sale that were released from escrow.  QVC recognized gains on the sale of $2 million and $17 million during the three and nine months ended September 30, 2023, respectively, calculated as the difference between the aggregate consideration received and the carrying value of the property. The gain is included in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

During the nine months ended September 30, 2022, the Company recorded $147 million of fire related costs including $95 million for the write-down of Rocky Mount inventory which was included in cost of goods sold. Due to the circumstances surrounding the write-downs of inventory, these write-downs have been excluded from Adjusted OIBDA (as defined in note 9).

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

During 2022, QVC commenced the first phase of Project Athens including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan. During the nine months ended September 30, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million, in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

Zulily Restructuring

In the first quarter of 2022, Zulily began to execute a series of transformation initiatives, beginning with the announcement of the closure of its fulfillment center in Bethlehem, Pennsylvania, and reduction in corporate workforce. These initiatives were consistent with Zulily’s strategy to operate more efficiently as it implemented its turnaround plan. Zulily recorded no restructuring charges during the three months ended September 30, 2022, related to its reduction in corporate workforce, and $5 million and $3 million of restructuring charges during the nine months ended September 30, 2023 and 2022, respectively, related to its reduction in corporate workforce. Zulily recorded $3 million of restructuring charges during the three months ended September 30, 2022, and $8 million of restructuring charges during the nine months ended September 30, 2022, principally related to its regional office space strategy and expenses associated with the Pennsylvania facility closure. See note 1 for a discussion regarding the Company’s divestiture of Zulily on May 24, 2023.

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

Other

During the three and nine months ended September 30, 2023, QVC recorded a $16 million provision for an unresolved matter between HSN and the Consumer Product Safety Commission ("CPSC") concerning the imposition of civil penalties for allegedly failing to timely submit a report under the Consumer Product Safety Act in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer® and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The civil penalty was recorded in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

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

For the nine months ended September 30, 2023, Qurate Retail has identified the following operating segments as its reportable segments:

●	QxH – QVC U.S. and HSN market and sell a wide variety of consumer products in the U.S., primarily by means of their televised shopping programs and via the Internet through their websites and mobile applications.
●	QVC International – QVC International markets and sells a wide variety of consumer products in several foreign countries, primarily by means of its televised shopping programs and via the Internet through its international websites and mobile applications.
●	CBI – CBI consists of a portfolio of aspirational home and apparel brands in the U.S. that sell merchandise through brick-and-mortar retail locations as well as via the Internet through their websites.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	September 30, 2023
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$631	220	246	—	1,097
Apparel	304	105	39	—	448
Beauty	235	141	—	—	376
Accessories	204	49	—	—	253
Electronics	124	16	—	—	140
Jewelry	76	44	—	—	120
Other revenue	43	2	—	—	45
Total Revenue	$1,617	577	285	—	2,479

	Nine months ended
	September 30, 2023
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$1,868	701	735	76	3,380
Apparel	939	329	125	113	1,506
Beauty	745	417	—	14	1,176
Accessories	619	156	—	78	853
Electronics	316	48	—	2	366
Jewelry	218	118	—	11	347
Other revenue	131	6	—	7	144
Total Revenue	$4,836	1,775	860	301	7,772

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended
	September 30, 2022
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$621	208	283	53	1,165
Apparel	330	100	44	79	553
Beauty	252	129	—	9	390
Accessories	190	49	—	47	286
Electronics	152	20	—	2	174
Jewelry	73	45	—	6	124
Other revenue	45	3	—	4	52
Total Revenue	$1,663	554	327	200	2,744

	Nine months ended
	September 30, 2022
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$1,950	729	825	167	3,671
Apparel	982	334	140	265	1,721
Beauty	766	419	—	30	1,215
Accessories	633	162	—	145	940
Electronics	411	71	—	5	487
Jewelry	231	139	—	23	393
Other revenue	128	8	—	17	153
Total Revenue	$5,101	1,862	965	652	8,580

For segment reporting purposes, Qurate Retail defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses excluding stock-based compensation and, where applicable, separately identified items impacting comparability. Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, penalties, acquisition-related costs, fire related costs, net (including Rocky Mount inventory losses) and gains (losses) on sale leaseback transactions, that are included in the measurement of operating income (loss) pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	amounts in millions
QxH	$201	143	525	600
QVC International	77	62	226	261
CBI	11	10	40	85
Corporate and other	(4)	(30)	(57)	(79)
Consolidated Qurate Retail	$285	185	734	867

Other Information

	September 30, 2023
	Total assets	Capital expenditures

	amounts in millions
QxH	$8,201	83
QVC International	1,800	33
CBI	524	3
Corporate and other	912	32
Consolidated Qurate Retail	$11,437	151

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Adjusted OIBDA	$285	185	734	867
Stock-based compensation	(10)	(15)	(40)	(46)
Depreciation and amortization	(105)	(107)	(309)	(371)
Restructuring, penalties and fire related costs, net of recoveries (including Rocky Mount inventory losses, see note 8)	(19)	134	189	28
Impairment of intangible assets	—	(3,081)	—	(3,081)
Gains on sale of intangible asset and sale leaseback transactions	—	277	119	520
Operating income (loss)	$151	(2,607)	693	(2,083)
Interest expense	(119)	(107)	(336)	(343)
Interest and dividend income	14	2	39	5
Realized and unrealized gains (losses) on financial instruments, net	(15)	(8)	(95)	29
Loss on disposition of Zulily, net	—	—	(64)	—
Gain (loss) on extinguishment of debt	1	14	45	8
Tax sharing expense with Liberty Broadband	(4)	36	(12)	78
Other, net	5	21	13	69
Earnings (loss) before income taxes	$33	(2,649)	283	(2,237)

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

Included in revenue in the accompanying condensed consolidated statements of operations is $200 million for the three months ended September 30, 2022, and $301 million and $652 million for the nine months ended September 30, 2023 and 2022, respectively, related to Zulily. Included in net earnings (loss) in the accompanying condensed consolidated statement of operations is a loss of $361 million for the three months ended September 30, 2022, and losses of $44 million and $431 million for the nine months ended September 30, 2023 and 2022, respectively, related to Zulily. Included in total assets in the accompanying condensed consolidated balance sheets as of December 31, 2022 is $257 million related to Zulily.

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

During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan, and QVC expects to incur additional expenses related to Project Athens initiatives in future periods. During the nine months ended September 30, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

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

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC U.S., and also served as QVC U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and will not reopen. QVC took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023 and received net cash proceeds of $15 million. During the three months ended June 30, 2023, QVC received an additional $2 million of proceeds from the sale that were released from escrow. During the three months ended September 30, 2023, QVC received the final $2 million of proceeds from the sale that were released from escrow. QVC recognized gains on the sale of $2 million and $17 million during the three and nine months ended September 30, 2023, respectively. QVC continues to assess its network footprint and is making investments to expand capacity and increase throughput as a result of the loss of the Rocky Mount fulfillment center.

Based on the provisions of QVC’s insurance policies certain fire related costs were recoverable.  In June 2023, QVC agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2022 and September 30, 2023, QVC recorded cumulative fire related costs of $407 million and $439 million, respectively, of which $5 million and $32 million were recorded during the three and nine months ended September 30, 2023, respectively. Cumulative costs as of December 31, 2022 and September 30, 2023, include $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2022 and September 30, 2023, QVC received cumulative insurance proceeds of $380 million and $660 million, respectively, and recorded net gains, representing the proceeds received in excess of recoverable losses recognized of $132 million during the year ended December 31, 2022 and losses of $5 million and net gains of $208 million, respectively, during the three and nine months ended September 30, 2023. Of the $280 million of insurance proceeds received during the nine months ended September 30, 2023, $210 million represents recoveries for business interruption losses.  The fire related costs and gains related to insurance recoveries are included in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

While QVC took steps to minimize the overall impact to the business, it experienced increased warehouse and logistics costs during the nine months ended September 30, 2023 and 2022 and does not anticipate these increased warehouse and logistics costs will have a material impact on future periods.

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

Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Revenue
QxH	$1,617	1,663	4,836	5,101
QVC International	577	554	1,775	1,862
CBI	285	327	860	965
Corporate and other	—	200	301	652
Consolidated Qurate Retail	$2,479	2,744	7,772	8,580

Operating Income (Loss)
QxH	$91	(2,251)	468	(1,848)
QVC International	63	52	290	221
CBI	4	2	17	62
Corporate and other	(7)	(410)	(82)	(518)
Consolidated Qurate Retail	$151	(2,607)	693	(2,083)

Adjusted OIBDA
QxH	$201	143	525	600
QVC International	77	62	226	261
CBI	11	10	40	85
Corporate and other	(4)	(30)	(57)	(79)
Consolidated Qurate Retail	$285	185	734	867

Revenue.    Consolidated Qurate Retail revenue decreased 9.7% or $265 million and 9.4% and $808 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year.  The decrease in the three months ended September 30, 2023 was due to decreased revenue in the Corporate and other segment of $200 million, decreased revenue at QxH of $46 million, and decreased revenue at CBI of $42 million, partially offset by increased revenue at QVC International of $23 million, compared to the same period in the prior year. The decrease in Corporate and other revenue was due to Zulily’s results only being recorded through May 23, 2023. The decrease in the nine months ended September 30, 2023 was due to decreased revenue in the Corporate and other segment of $351 million, decreased revenue at QxH of $265 million, decreased revenue at CBI of $105 million, and decreased revenue at QVC International of $87 million, compared to the same period in the prior year. The decrease in Corporate and other revenue was due to Zulily’s results being depressed prior to its divestiture and its results only being recorded through May 23, 2023. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $10 million and $15 million of stock-based compensation for the three months ended September 30, 2023 and 2022, respectively, and $40 million and $46 million of stock-based compensation for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $5 million for the three months ended September 30, 2023 was primarily due to decreases at Zulily and QxH. The decrease of $6 million for the nine months ended September 30,

2023 was primarily due to a decrease at Zulily.  As of September 30, 2023, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $43 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.9 years.

Operating income.    Our consolidated operating income increased $2,758 million and $2,776 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increase for the three months ended September 30, 2023 was primarily due to a prior year goodwill impairment (see note 5 to the accompanying condensed consolidated financial statements). The increase for the nine months ended September 30, 2023, was primarily as a result of gains on sale leaseback transactions and a prior year goodwill impairment, partially offset by a decline in operating results.

The increase in operating income for the three months ended September 30, 2023 was primarily due to an increase in operating income at QxH of $2,342 million, a decrease in operating loss at the Corporate and other segment of $403 million, an increase in operating income at QVC International of $11 million, and an increase in operating income at CBI of $2 million, compared to the corresponding period in the prior year. Operating loss in the Corporate and other segment decreased for the three months ended September 30, 2023, as compared to the corresponding period in the prior year, primarily related to Zulily’s operating losses only being recorded through May 23, 2023 as a result of the divestiture of Zulily.

The increase in operating income for the nine months ended September 30, 2023 was primarily due to an increase in operating income at QxH of $2,316 million, a decrease in operating loss in the Corporate and other segment of $436 million, and an increase in operating income at QVC International of $69 million, partially offset by a decrease in operating income at CBI of $45 million, compared to the same period in the prior year.  Operating loss in the Corporate and other segment decreased for the nine months ended September 30, 2023, as compared to the corresponding period in the prior year, primarily related to Zulily’s operating losses only being recorded through May 23, 2023 as a result of the divestiture of Zulily.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Adjusted OIBDA.    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, penalties, acquisition-related costs, fire related costs, net (including Rocky Mount inventory losses), and (gains) losses on sale leaseback transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance.  Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Operating income (loss)	$151	(2,607)	693	(2,083)
Depreciation and amortization	105	107	309	371
Stock-based compensation	10	15	40	46
Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	19	(134)	(189)	(28)
Impairment of intangible assets	—	3,081	—	3,081
Gains on sale of intangible asset and sale leaseback transactions	—	(277)	(119)	(520)
Adjusted OIBDA	$285	185	734	867

Consolidated Adjusted OIBDA increased 54.1% or $100 million and decreased 15.3% or $133 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA for the three months ended September 30, 2023 was primarily due to an increase at QxH of $58 million, a decrease in Adjusted OIBDA losses at Corporate and other of $26 million, an increase at QVC International of $15 million, and an increase at CBI of $1 million, compared to the corresponding period in the prior year.  The change in the Corporate and other segment for the three months ended September 30, 2023 was primarily due to Zulily’s Adjusted OIBDA losses only being recorded through May 23, 2023 due to the divestiture of Zulily.

The decrease in Adjusted OIBDA for the nine months ended September 30, 2023 was primarily due to a decrease at QxH of $75 million, a decrease at CBI of $45 million, and a decrease at QVC International of $35 million, partially offset by a decrease in Adjusted OIBDA losses at Corporate and other of $22 million, compared to the corresponding period in the prior year. The change in the Corporate and other segment for the nine months ended September 30, 2023 was primarily due to Adjusted OIBDA losses at Zulily only being recorded through May 23, 2023 due to the divestiture of Zulily. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions

Interest expense	$(119)	(107)	(336)	(343)
Interest and dividend income	14	2	39	5
Realized and unrealized gains (losses) on financial instruments, net	(15)	(8)	(95)	29
Loss on disposition of Zulily, net	—	—	(64)	—
Gain (loss) on extinguishment of debt	1	14	45	8
Tax sharing income (expense) with Liberty Broadband	(4)	36	(12)	78
Other, net	5	21	13	69
Other income (expense)	$(118)	(42)	(410)	(154)

Interest expense.    Interest expense increased $12 million and decreased $7 million for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year.  The increase in interest expense for the three months ended September 30, 2023, compared to the same period in the prior year, is due to higher interest expense as a result of higher outstanding debt and a higher interest rate on QVC’s senior secured credit facility (defined below). The decrease in interest expense for the nine months ended September 30, 2023, compared to the same period in the prior year, is due to the reversal of interest expense accrued in prior periods related to QVC’s settlement of state income tax reserves during the current period, and a decrease in Corporate level interest expense due to the exchanges of the 1.75% Exchangeable Senior Debentures during the period, partially offset by higher interest expense as a result of higher outstanding debt and a higher interest rate on QVC’s senior secured credit facility.

Interest and dividend income. Interest and dividend income increased $12 million and $34 million for the three and nine months ended September 30, 2023, compared to the same periods in the prior year.  The increase is primarily due to increases in cash balances during the first and second quarters of 2023 and higher interest rates on invested cash balances compared to the prior year.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Equity securities	(2)	—	(19)	(5)
Exchangeable senior debentures	(25)	130	(72)	320
Indemnification asset	12	(138)	(3)	(287)
Other financial instruments	—	—	(1)	1
	$(15)	(8)	(95)	29

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The increase in realized and unrealized losses for the three months ended September 30, 2023, compared to the corresponding period in the prior year, was primarily driven by an increase in unrealized losses on the exchangeable senior debentures driven by increases in stock prices of the securities underlying the debentures compared to the prior year, partially offset by an increase in unrealized gains on the indemnification asset (described in note 4 of the accompanying condensed consolidated financial statements). The increase in realized and unrealized losses for the nine months ended September 30, 2023, compared to the corresponding period in the prior year, was primarily driven by an increase in unrealized losses on the exchangeable senior debentures driven by increases in stock prices of the securities underlying the debentures compared to the prior year, and an increase in unrealized losses on the Company’s equity securities, partially offset by a decrease in unrealized losses on the indemnification asset (described in note 4 of the accompanying condensed consolidated financial statements).

Loss on disposition of Zulily, net. The Company recorded a net loss of $64 million associated with the disposition of Zulily during the nine months ended September 30, 2023 (see note 1 to the accompanying condensed consolidated financial statements).

Gain (loss) on extinguishment of debt.  During the three and nine months ended September 30, 2023, the Company recognized $1 million and $45 million of gains on the extinguishment of debt, respectively, primarily due to the extinguishment of a portion of its 1.75% Exchangeable Senior Debentures due 2046 (as described in note 6 to the accompanying condensed consolidated financial statements), and to a lesser extent, the partial extinguishments of the QVC 4.85% Senior Secured Notes due 2024 and QVC 4.45% Senior Secured Notes due 2025. During the three and nine months ended September 30, 2022, the Company recognized $14 million and $8 million, respectively, of gains on extinguishment of debt related to exchanges of the 4% Exchangeable Senior Debentures due 2029, partially offset by a loss on extinguishment related to QVC’s purchase of a portion of the 2023 Notes.

Tax sharing income (expense) with Liberty Broadband. The Company has a tax sharing agreement with Liberty Broadband.  As a result, the Company recognized tax sharing expense of $4 million and $12 million for the three and nine months ended September 30, 2023, respectively, and tax sharing income of $36 million and $78 million for the three and nine months ended September 30, 2022, respectively.

Other, net. Other, net income decreased $16 million and $56 million for the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in the prior year. The decrease for the three months ended September 30, 2023, compared to the same period in the prior year, was primarily the result of a decrease in foreign exchange gains compared to the prior year. The decrease for the nine months ended September 30, 2023, compared to the same period in the prior year, was primarily the result of foreign exchange losses in the current year compared to foreign exchange gains in the prior year, and the sale of warrants at QVC in the prior year and no similar sale in the current year, partially offset by tax sharing income from Liberty Media Corporation.

Income taxes. During the three months ended September 30, 2023 and 2022, we had earnings before income taxes of $33 million and losses before income taxes of $2,649 million, respectively, and income tax expense of $21 million and $87 million, respectively.  During the nine months ended September 30, 2023 and 2022, we had earnings before income taxes of $283 million and losses before income taxes of $2,237 million, respectively, and income tax expense of $119 million and $265 million, respectively. Income tax expense was higher than the U.S. statutory tax rate of 21% during the three months ended September 30, 2023, primarily due to foreign income tax expense and non-deductible interest expense related to the 8.0% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). The most significant portion of the losses before income taxes during the three months ended September 30, 2022 related to a goodwill impairment that is not deductible for tax purposes.  Income tax expense was higher than the U.S. statutory tax rate of 21% during the nine months ended September 30, 2023, primarily due to foreign income tax expense, non-deductible stock compensation, and non-deductible interest expense related to the Preferred Stock, partially offset by a tax benefit from a change in the Company’s effective state tax rate used to measure deferred taxes. The most significant portion of the losses before income taxes during the nine months ended September 30, 2022 relate to a goodwill impairment that is not deductible for tax purposes.

Net earnings. We had net earnings of $12 million and net losses of $2,736 million for the three months ended September 30, 2023 and 2022, respectively, and net earnings of $164 million and net losses of $2,502 million for the nine months ended September 30, 2023 and 2022, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2023, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of September 30, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Qurate Retail and certain of its subsidiaries’ debt credit ratings were downgraded during the nine months ended September 30, 2023 as follows: (i) Fitch Ratings downgraded Qurate Retail, LI LLC, and QVC’s long-term issuer default ratings from “BB-” to “B”, LI LLC’s senior unsecured rating from “BB-” to “CCC+”, and QVC’s senior secured rating from “BB+” to “B+”; (ii) S&P Global downgraded LI LLC’s issuer credit rating from “B-” to “CCC+”, LI LLC’s senior unsecured rating from “CCC” to “CCC-”, and QVC’s senior secured rating from “B+” to “B-”; and (iii) Moody’s downgraded LI LLC corporate family rating from “B1” to “B3”, LI LLC’s senior unsecured rating from “B3” to “Caa2”, and  QVC’s senior secured debt ratings from “Ba3” to “B2.”

As of September 30, 2023, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$279
CBI	43
Corporate	777
Total Qurate Retail	$1,099

Borrowing capacity
amount in millions
Credit Facility	$2,145

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of September 30, 2023, the Company had approximately $165 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 75% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, we believe our businesses will generate positive cash flow from operations during 2023.

	Nine months ended
	September 30,
	2023	2022

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$602	(37)
Net cash provided (used) by investing activities	$18	704
Net cash provided (used) by financing activities	$(776)	(571)

During the nine months ended September 30, 2023, Qurate Retail's primary uses of cash were net debt repayments of $756 million, capital expenditures of $151 million, expenditures for television distribution rights of $111 million, dividends paid to noncontrolling interest of $35 million, cash paid related to the disposal of Zulily of $35 million, and net payments for settlements of financial instruments of $12 million, partially offset by insurance proceeds related to the Rocky Mount fire of $280 million (see note 8 to the accompanying condensed consolidated financial statements), proceeds from the sale of fixed assets of $202 million, cash proceeds from disposition of investments of $71 million, and an indemnification agreement settlement of $26 million.

The projected uses of Qurate Retail cash for the remainder of 2023 are continued capital improvement spending between $80 million and $110 million, debt service payments (including approximately $50 million for interest payments on outstanding debt), repayment of debt, and payment of dividends to the holders of the Preferred Stock. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2023 and 2022, QVC-Japan paid dividends to Mitsui of  $35 million and $39 million, respectively.

QVC's operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Net revenue	$2,194	2,217	6,611	6,963
Cost of goods sold (excluding depreciation, amortization and Rocky Mount inventory losses shown below)	(1,424)	(1,526)	(4,368)	(4,680)
Operating expenses	(175)	(186)	(530)	(543)
Selling, general and administrative ("SG&A") expenses (excluding stock-based compensation)	(317)	(300)	(962)	(879)
Adjusted OIBDA	278	205	751	861
Restructuring, penalties and fire related (costs), net of recoveries (including Rocky Mount inventory losses)	(19)	137	196	39
Gains on sale of intangible asset and sale leaseback transactions	—	277	119	520
Impairment of intangible assets	—	(2,715)	—	(2,715)
Stock-based compensation	(7)	(9)	(27)	(27)
Depreciation and amortization	(98)	(94)	(281)	(305)
Operating income	$154	(2,199)	758	(1,627)

Net revenue was generated in the following geographical areas:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
QxH	$1,617	1,663	4,836	5,101
QVC International	577	554	1,775	1,862
Consolidated QVC	$2,194	2,217	6,611	6,963

QVC's consolidated net revenue decreased 1.0% and 5.1% for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue is primarily due to a 1.0% decrease in units shipped driven by QxH, partially offset by QVC International.  The decrease was also impacted by a $17 million increase in estimated product returns across both segments. These decreases were partially offset by $15 million in favorable foreign exchange rates and a slight increase in average selling price per unit (“ASP”) driven by QxH, partially offset by QVC International. The nine month decrease in net revenue is primarily due to a 5.9% decrease in units shipped across both segments, $52 million in unfavorable foreign exchange rates, a $36 million decrease in shipping and handling revenue at QxH and to a lesser extent QVC International and a $16 million increase in estimated product returns, driven by QxH. These declines were partially offset by a 2.8% increase in ASP across both segments.

During the three and nine months ended September 30, 2023 and 2022, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Nine months ended
	September 30, 2023			September 30, 2023
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(2.8)%	—%	(2.8)%	(5.2)%	—%	(5.2)%
QVC International	4.2%	2.7%	1.5%	(4.7)%	(2.8)%	(1.9)%

The decrease in QxH net revenue for the three months ended September 30, 2023 was primarily due to a 2.7% decrease in units shipped, and a $13 million increase in estimated product returns. These declines were partially offset by a 1% increase in ASP. For the three months ended September 30, 2023, QxH experienced shipped sales growth in accessories, jewelry and home with declines in all other categories. For the nine months ended September 30, 2023, QxH net revenue decreased due to a 6.8% decrease in units shipped, a $16 million increase in estimated product returns, and a $31 million decrease in shipping and handling revenue. These declines were partially offset by a 2.9% increase in ASP. For the nine months ended September 30, 2023, QxH experienced shipped sales declines across all categories.

QVC International’s net revenue growth in constant currency for the three months ended September 30, 2023 was primarily due to a 2.7% increase in units shipped driven by the U.K. and to a lesser extent Japan and Germany. This increase was partially offset by a 0.7% decrease in ASP across the U.K. and Japan. For the three months ended September 30, 2023, QVC International experienced shipped sales growth in constant currency in beauty, home and apparel with declines across all other product categories except jewelry, which remained flat. QVC International’s net revenue decline in constant currency for the nine months ended September 30, 2023 was primarily due to a 3.9% decrease in units shipped across all markets except the U.K. and a $5 million decrease in shipping and handling revenue. These declines were partially offset by a 2.8% increase in ASP across all markets except the U.K. For the nine months ended September 30, 2023, QVC-International experienced shipped sales growth in constant currency in beauty and apparel with declines across all other product categories except accessories, which remained flat.

QVC's cost of goods sold as a percentage of net revenue was 64.9% and 68.8%  for the three months ended September 30, 2023 and 2022, respectively, and 66.1% and 67.2% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in cost of goods sold as a percentage of revenue for the three months ended September 30, 2023 is primarily due to product margin expansion, and lower inventory obsolescence across both segments and lower freight and warehousing costs at QxH. The decrease in cost of goods sold as a percentage of revenue for the nine months ended September 30, 2023 is primarily due to lower inventory obsolescence and lower freight costs driven by QxH and product margin expansion driven by QVC International. These decreases were partially offset by higher warehousing costs across both segments. Higher warehousing costs for the nine months ended September 30, 2023 are primarily due to higher rent expense of $29 million as a result of warehouses sold and leased back during the prior year and current period, partially offset by favorability at QxH as a result of strains on QVC’s fulfillment network due to the loss of the Rocky Mount fulfillment center impacting the prior year that did not recur at the same level in the current year. For the three months ended September 30, 2023, warehousing costs at QxH included comparable rent expense in the prior period, so the decrease was the result of prior year strains on QVC’s fulfillment network due to the loss of the Rocky Mount fulfillment center that did not recur at the same level in the current year.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 8.0% of net revenue for each of the three and nine months ended September 30, 2023, and were 8.4% and 7.8% for the three and nine months ended September 30, 2022, respectively. Operating expenses decreased $11 million for the three months ended September 30, 2023 and decreased $13 million for the nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. For the three months ended September 30, 2023, the decreases in operating expenses are primarily due to lower customer service personnel costs at QxH. For the nine months ended September 30, 2023, the decreases in operating expenses are primarily due to lower customer service personnel costs at QxH and favorable exchange rates, partially offset by higher commissions expense at QxH.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $17 million for the three months ended September 30, 2023, as compared to the same period in the prior year, and as a percentage of net revenue increased from 13.5% to 14.4%. Such expenses increased $83 million for the nine months ended September 30, 2023, as compared to the same period in the prior year, and as a percentage of net revenue increased from 12.6% to 14.6%. For the three months ended September 30, 2023, the increase was primarily due to a $12 million increase in consulting costs primarily at QxH and to a lesser extent QVC International. For the nine months ended September 30, 2023, the increase was primarily due to a $60 million increase in consulting expenses primarily at QxH and to a lesser extent QVC International and a $37 million increase in personnel costs across both segments and an $8 million increase in rent expense at QxH. These increases were partially offset by a $19 million decrease in credit losses, primarily at QxH and a $10 million decrease in marketing expenses, primarily at QxH. The increase in consulting expenses for the three and nine months ended September 30, 2023 is primarily related to Project Athens. The increase in personnel costs for the nine months ended September 30, 2023 was driven by higher benefits expense in comparison to the prior year. The decrease to estimated credit losses for the nine months ended September 30, 2023 was due to unfavorable adjustments recognized in the prior year based on actual collections experience.

QVC recorded a loss of $19 million for the three months ended September 30, 2023 and a gain of $196 million for the nine months ended September 30, 2023 in restructuring, penalties and fire related costs, net of recoveries. For the three months ended September 30, 2023, the loss was primarily related to a Consumer Product Safety Commission (“CPSC”) civil penalty of $16 million (see note 8 to the accompanying condensed consolidated financial statements) and $5 million of other fire related costs, partially offset by a $2 million gain on the sale of the Rocky Mount property. For the nine months ended September 30, 2023, the gain related to a $240 million gain on insurance proceeds received in excess of fire losses and a $17 million gain on the sale of the Rocky Mount property, partially offset by $32 million of other fire related costs, the CPSC civil penalty of $16 million and $13 million of restructuring costs related to workforce reduction. QVC recorded gains of $137 million and $39 million for the three and nine months ended September 30, 2022, respectively, in restructuring, penalties, and fire related costs, net of recoveries. For the three months ended September 30, 2022, the gain primarily related to insurance proceeds received for inventory and fixed asset losses. For the nine months ended September 30, 2022, the gain primarily related to insurance proceeds received for inventory and fixed asset losses partially offset by write-downs on Rocky Mount inventory. Fire related costs, net includes expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries and gain on the sale of the Rocky Mount property. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in Cost of goods sold.

QVC recorded $119 million of gains on intangible asset and sale leaseback transactions for the nine months ended September 30, 2023 primarily related to the sale leaseback of two properties located in Germany and the U.K. For the three and nine months ended September 30, 2022, QVC recorded $277 million and $520 million of gains on sale leaseback transactions. For the three months ended September 30, 2022, the gain related to the sale leaseback of five owned and operated U.S. properties. For the nine months ended September 30, 2022, the gain was primarily related to the sale leaseback of six owned and operated U.S. properties.

There were no impairment losses recorded by QVC for the three and nine months ended September 30, 2023. QVC recorded impairment losses of $2,715 million for the three and nine months ended September 30, 2022, related to the decrease in the fair value of the HSN indefinite-lived tradename and the QxH reporting unit as a result of the quantitative assessments that were performed by the Company (see to note 5 to the accompanying condensed consolidated financial statements).

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $7 million and $27 million of stock-based compensation expense for the three and nine months ended September 30, 2023, respectively, and $9 million and $27 million for the three and nine months ended September 30, 2022, respectively.

Depreciation and amortization increased $4 million and decreased $24 million for the three and nine months ended September 30, 2023, respectively, and included $15 million of acquisition related amortization for each of the three months ended September 30, 2023 and 2022, and $46 million of acquisition related amortization for each of the nine months ended September 30, 2023 and 2022. The increase for the three months ended September 30, 2023 was primarily due to increased software amortization as a result of software additions including an enhancement to QVC's Enterprise Resource Planning system that was placed into service in the second quarter of 2023, partially offset by a decrease in channel placement amortization and related expenses as a result of adjustments recognized related to lower subscriber counts. The decrease for the nine months ended September 30, 2023 was primarily related to assets disposed of related to the six owned and operated U.S. properties sold and leased back during 2022 and the Germany and the U.K. properties sold and leased back during the first quarter of 2023, as well as lower channel placement amortization and related expenses due to adjustments recognized related to lower subscriber counts and a reduction in channel placement assets due to reduced contract terms, partially offset by an increase in software amortization due to software additions including an enhancement to QVC's Enterprise Resource Planning system that was placed into service in the second quarter of 2023.

CBI.  CBI consists of a portfolio of aspirational home and apparel brands.  The home brands are comprised of Ballard Designs, Frontgate, and Grandin Road, while Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 29 retail and outlet stores located throughout the U.S., primarily comprised of Ballard Designs and Frontgate stores.

CBI's stand-alone operating results for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Net revenue	$285	327	860	965
Costs of goods sold	(179)	(218)	(537)	(602)
Operating expenses	(11)	(12)	(33)	(35)
SG&A expenses (excluding stock-based compensation)	(84)	(87)	(250)	(243)
Adjusted OIBDA	11	10	40	85
Stock-based compensation	—	(2)	(2)	(3)
Depreciation and amortization	(7)	(6)	(19)	(20)
Restructuring costs	—	—	(2)	—
Operating income (loss)	$4	2	17	62

CBI's consolidated net revenue decreased 12.8% and 10.9% for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. The decreases in net revenue for the three and nine months ended September 30, 2023 were the result of a decrease in ASP of 7% and 6%, respectively, related to increased promotional activity, and a decrease in units shipped of 5% and 4%, respectively, compared to the same periods in the prior year. The decrease in units shipped was due to softness across home categories and the apparel segment.

CBI's cost of goods sold as a percentage of net revenue was 62.8% and 66.7% for the three months ended September 30, 2023 and 2022, respectively, and 62.4% and 62.4% for the nine months ended September 30, 2023 and 2022, respectively.  For the three months ended September 30, 2023, the decrease in cost of goods sold as a percentage of net revenue was primarily due to lower supply chain costs.

Operating expenses are principally comprised of credit card processing fees and customer service expenses which are variable expenses that support sales activity.  For the three and nine months ended September 30, 2023, operating expenses decreased slightly compared to the corresponding periods in the prior year. The slight decreases were due to lower revenue compared to the prior year.

CBI’s SG&A expenses (excluding stock-based compensation) include print, digital and retail marketing. For the three months ended September 30, 2023, as a percentage of net revenue, these expenses increased from 26.6% to 29.5%, and for the nine months ended September 30, 2023, as a percentage of net revenue, these expenses increased from 25.2% to 29.1%.  For the three months ended September 30, 2023, the increase in SG&A expenses as a percentage of net revenue were primarily attributable to lower revenue compared to the prior year, as discussed above. For the nine months ended September 30, 2023, the increase in SG&A expenses as a percentage of net revenue was primarily attributable to higher marketing expense related to additional brick-and-mortar retail stores compared to the same period in the prior year, coupled with lower revenue compared to the prior year, as discussed above.

CBI’s total depreciation and amortization expense remained relatively flat for the three and nine months ended September 30, 2023, as compared to the corresponding periods in the prior year.

CBI had restructuring charges of $2 million during the nine months ended September 30, 2023, as a result of a corporate restructuring in May 2023. The costs relate to severance expense and outplacement services.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2023, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

dollar amounts in millions
QVC	$995	6.8%	$3,509	5.2%
CBI	$—	—%	$—	—%
Corporate and other	$—	—%	$1,650	5.9%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the nine months ended September 30, 2023 would have been impacted by approximately $2 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of  September 30, 2023 because of the material weakness in its internal control over financial reporting as discussed in the 2022 10-K. Management is monitoring the implementation of the remediation plan described in the 2022 10-K, as described below.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, considering the divestiture of Zulily, the Company has transitioned administration of the inventory management system and associated IT controls impacted by the material weakness described in the 2022 10-K from Zulily to QVC.

The Company believes the foregoing efforts will remediate the material weakness described in the 2022 10-K. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective.

PART II—OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchase Programs

In May 2019, the Company’s board of directors authorized the repurchase of $500 million of Qurate Retail Series A common stock (“QRTEA”) or Qurate Retail Series B common stock (“QRTEB”). In August 2021, the Company’s board of directors authorized the repurchase of $500 million of QRTEA or QRTEB.

There were no repurchases of QRTEA or QRTEB during the three months ended September 30, 2023 under the Company’s share repurchase program.

During the three months ended September 30, 2023, no shares of QRTEA, QRTEB, or Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units, and options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

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

QURATE RETAIL, INC.
Date: November 3, 2023	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer
Date: November 3, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3