Form 10-K
period 2023-12-31
Qurate Retail, Inc.
filed 2024-02-28
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company☐

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

The aggregate market value of the voting stock held by nonaffiliates of Qurate Retail, Inc. computed by reference to the last sales price of Qurate Retail, Inc. common stock, as of the closing of trading on June 30, 2023, was approximately $353 million.

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of January 31, 2024 was:

Series A common stock	383,047,720
Series B common stock	8,700,380

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

QURATE RETAIL, INC.

2023 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1. Business.

General Development of Business

Qurate Retail, Inc. ("Qurate Retail", the “Company”, “we”, “us” and “our”), owns interests in subsidiaries and other companies which are primarily engaged in the video and online commerce industries.  Through our subsidiaries and affiliates, we operate in North America, Europe and Asia.  Our principal businesses and assets include our consolidated subsidiaries QVC, Inc. ("QVC"), Cornerstone Brands, Inc. (“CBI”), and other cost method investments.

On September 23, 2011, Qurate Retail completed the split-off (the "LMC Split-Off") of a wholly owned subsidiary, Liberty Media Corporation ("LMC").  Following the LMC Split-Off, Qurate Retail and LMC operate as separately publicly traded companies and neither has any stock ownership, beneficial or otherwise, in the other.

Qurate Retail and LMC entered into certain agreements in order to govern certain of the ongoing relationships between the two companies. These agreements include a reorganization agreement, a services agreement (the “Services Agreement”) and a facilities sharing agreement (the “Facilities Sharing Agreement”). Pursuant to the Services Agreement, LMC provides Qurate Retail with general and administrative services including legal, tax, accounting, treasury, information technology (“IT”), cybersecurity, and investor relations support. See below for a description of an amendment to the Services Agreement entered into in December 2019. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the Facilities Sharing Agreement, Qurate Retail shares office space with LMC and related amenities at LMC's corporate headquarters.

In December 2019, the Company entered into an amended services agreement. Under the amended services agreement, components of LMC’s Chief Executive Officer’s compensation are either paid directly to him or reimbursed to LMC, in each case, based on allocations set forth in the amended services agreement.  For the years ended December 31, 2023, 2022 and 2021, the allocation percentage for the Company was 11%, 13% and 17%, respectively.

* * * * *

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; the impact of the fire at the Rocky Mount fulfillment center; insurance recoveries; revenue growth at QVC; synergies; the recoverability of goodwill and other intangible assets; projected sources and uses of cash; repayment of debt; fluctuations in interest rates and foreign currency exchange rates; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished.  The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	Customer demand for our products and services and our ability to attract new customers and retain existing customers by anticipating customer demand and adapting to changes in demand;
●	competitor responses to our products and services;
●	increased digital TV penetration and the impact on channel positioning of our programs;

●	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance, including availability, terms, deployment of capital and our level of indebtedness;
●	our ability to effectively manage our installment sales plans and revolving credit card programs;
●	the cost and ability of shipping companies, manufacturers, suppliers, digital marketing channels, and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	availability of qualified personnel;
●	the impact of the seasonality of our businesses;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (“FCC”), and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors, including our increased reliance on social media platform as a marketing tool;
●	domestic and international economic and business conditions and industry trends, including the impact of Brexit (as defined below) and the impact of inflation and increased labor costs;
●	increases in market interest rates;
●	changes in the trade policy and trade relations with China;
●	consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
●	system interruption and the lack of integration and redundancy in the systems and infrastructures of our businesses;
●	advertising spending levels;
●	changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and Internet protocol television and their impact on home shopping programming;
●	rapid technological changes;
●	failure to protect the security of personal information, including as a result of cybersecurity threats and cybersecurity incidents, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we operate;
●	natural disasters, public health crises (including COVID-19 and its variants or future pandemics or epidemics), political crises, and other catastrophic events or other events outside of our control, including climate change;
●	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;
●	failure to successfully implement Project Athens (defined below); and
●	fluctuations in foreign currency exchange rates.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.  When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, "Risk Factors" and other cautionary statements contained in this Annual Report on Form 10-K.  Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

Description of Business

The following table identifies our subsidiaries:

Consolidated Subsidiaries
QVC, Inc.
Cornerstone Brands, Inc.

QVC

On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN, Inc. (“HSN”) in an all-stock transaction. On December 31, 2018, Qurate Retail transferred our 100% ownership interest in HSN to QVC, Inc. through a transaction among entities under common control. References throughout this Annual Report on Form 10-K to “QVC” refer to QVC, Inc. and its consolidated subsidiaries.

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

For the year ended December 31, 2023, approximately 96% of QVC's worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from QVC during the prior twelve months and customers who previously made a purchase from QVC but not during the prior twelve months). In the same period, QVC attracted approximately 2.7 million new customers and the global e-commerce operation comprised $5.5 billion, or 58.6%, of QVC's consolidated net revenue for the year ended December 31, 2023.

QVC operates eleven distribution centers and four contact centers worldwide. In 2023, QVC’s work force consisted of approximately 18,400 employees who handled approximately 90 million customer calls, shipped approximately 204 million units globally and served approximately 12.1 million unique customers. QVC believes its long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Charter

Communications and Cox), satellite television providers (e.g., DISH and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide it with broad distribution, favorable channel positioning and significant competitive advantages. QVC believes that its significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payment options, international reach and scalable infrastructure distinguish QVC from its competitors.

On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its QVC-U.S. and HSN brands and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength. During 2022 QVC commenced the first phase of Project Athens including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan and QVC expects to incur additional expenses related to Project Athens initiatives in future periods.  QVC implemented a workforce reduction and recorded restructuring charges of $13 million and $24 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations during the years ended December 31, 2023 and 2022, respectively.

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

QxH's programming is also available through QVC.com and HSN.com (collectively, QVC’s "Websites") as well as virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, and Samsung TV Plus; mobile applications; its social media pages and over-the-air broadcasters (collectively, QVC’s "Digital Platforms"). QxH’s Digital Platforms enable consumers to purchase goods offered on its broadcast programming along with a wide assortment of products that are available only on its Websites. QxH’s Websites and other Digital Platforms are natural extensions of its business model, allowing customers to engage in its shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, QxH’s Websites and mobile applications allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account. For the year ended December 31, 2023, approximately 88% of new QxH customers made their first purchase through QxH’s Digital Platforms. QxH, including its Digital Platforms, contributed $7.0 billion, or 74%, of consolidated net revenue and $746 million of Adjusted OIBDA (defined in note 15 to the accompanying notes to our consolidated financial statements) for the year ended December 31, 2023. QxH Digital Platform revenue as a percentage of total QxH net revenue was 61.8%, 60.5% and 60.4% for the years ended December 31, 2023, 2022 and 2021, respectively.

QVC International

QVC International’s business brings the QVC shopping experience to approximately 124 million households outside the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, and Italy. Similar to QxH, QVC International’s business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social media pages. QVC International product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2023, QVC International operations, including its Digital Platforms, generated $2.5 billion, or 26%, of consolidated QVC net revenue and $325 million of Adjusted OIBDA. QVC International

Digital Platform revenue as a percentage of total QVC International net revenue was 49.6%, 47.5% and 47.4% for the years ended December 31, 2023, 2022 and 2021, respectively.

Merchandise

QVC’s global merchandise mix features: (i) home, (ii) apparel, (iii) beauty, (iv) accessories, (v) electronics and (vi) jewelry. Many of its brands are exclusive, while others are created by well-known designers. QVC’s global sales mix is provided in the table below:

	Years ended December 31,
Product category	2023	2022	2021
Home	41%	40%	40%
Apparel	18%	18%	16%
Beauty	18%	17%	18%
Accessories	11%	11%	11%
Electronics	7%	9%	10%
Jewelry	5%	5%	5%
Total	100%	100%	100%

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

Distribution

QVC distributes its programming via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., Italy and neighboring countries. QVC also transmits its programming over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., QVC uplinks its digital programming transmissions using a third-party service or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC’s signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected” status. The international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. The transponder service agreements for the U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QxH expire between 2024 and 2025.  The service agreements for QVC International transponders and terrestrial transmitters expire between 2024 and 2029.

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

Affiliation Agreements

QVC enters into long-term affiliation agreements with certain of its television distributors who downlink its programming and distribute the programming to customers. The majority of QVC's affiliation agreements with distributors have termination dates ranging from 2024 to 2029. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. Although QVC is typically successful in obtaining and renewing these agreements, it does not have distribution agreements with some of the distributors that carry its programming. QVC is currently providing programming without affiliation agreements to distributors representing approximately 6% of its QVC channel distribution and 1% of its HSN channel distribution. Some of its international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

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

Demographics of customers

QVC enjoys a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2023, approximately 90% of its shipped sales came from repeat customers (i.e., customers who made a purchase from QVC during the prior twelve months), who spent an average of $1,442 each during this period. An additional 5% of shipped sales in that period came from new customers and the remaining 5% of shipped sales came from reactivated customers (i.e., customers who previously made a purchase from QVC, but not during the prior twelve months).

On a trailing twelve month basis, total consolidated customers were approximately 12.1 million which includes 8.1 million QxH customers and 4.0 million QVC International customers. QVC believes its core customer base represents an attractive demographic target market. Based on internal customer data for QxH, approximately 36% of its 8.1 million customers for the twelve months ended December 31, 2023 were women between the ages of 35 and 64.

QVC does not depend on any single customer for a significant portion of its revenue.

Order taking and fulfillment

QVC takes a majority of its orders via its websites and via mobile applications on iPhone, iPad, Apple Watch, Android and other devices. QxH and QVC International customers placed approximately 43% and 36%, respectively, of all orders directly through their mobile devices in 2023.

QVC primarily utilizes home based customer service agents to handle calls, e-mail contacts and social contacts, allowing staffing flexibility for peak volume hours. In addition, QVC utilizes computerized interactive voice response order systems for telephonic orders, which handle approximately 25% of all orders taken on a worldwide basis. QxH has seven distribution centers and QVC International has four distribution centers. QVC’s distribution centers and drop ship partners shipped, on average, 388,000 units per day at QxH and 172,000 units per day at QVC International during 2023.

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

QVC believes that QxH is a leader in video shopping, e-commerce, mobile commerce and social commerce.  QxH  curates quality products at outstanding values, provides exceptional customer service, establishes favorable channel positioning and multiple touchpoints across digital platforms and generates repeat business from its core customer base.  QxH sales compares favorably to general, non-video based retailers due to its extensive customer reach and efficient cost structure. QxH's closest video shopping competitor is ShopHQ and QVC International operations face similar competition in their respective markets, such as Jupiter Shop Channel in Japan, HSE in Germany and  Austria, GM24 in Italy, and The Jewellery Channel, Gems TV, and JML Direct in the U.K.

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

Intellectual Property

QVC regards its trademarks, service marks, patents, copyrights, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as critical to its success. QVC relies on a combination of trademark, patent and copyright law, trade-secret protection, and confidentiality and/or license agreements with its employees, customers, suppliers, affiliates and others to protect these proprietary rights. QVC has registered, or applied for the registration of, a number of trademarks, service marks, patents, copyrights and domain names through U.S. and foreign governmental authorities and vigorously protects its proprietary rights against infringement.

In the U.S., QVC has registered trademarks and service marks including, but not limited to its brand names and logo, "QVC," "Quality Value Convenience," the "Q Logo," and "Q" and trademarks for its proprietary products sold such as "Arte D'Oro," "Cook's Essentials," "Denim & Co.," "Diamonique," “Nature’s Code,” "Northern Nights" and "Zuda."  Similarly, foreign registrations have been obtained for many trademarks and service marks for its brand names, logo and propriety products including, but not limited to, "QVC," the "Q Logo," "Q," "Cook’s Essentials," "Denim & Co.," "Diamonique" and "Northern Nights."

HSN has numerous trademark registrations or pending applications in the U.S. which help to expand HSN’s brand awareness.  These registrations and applications include the “HSN” brand name and the “HSN logo” as well as registrations for HSN’s proprietary products and services, including, but not limited to, “HSN Shop By Remote,” “Technibond,” and “Concierge Collection.”

QVC considers the "QVC" and “HSN” brands the most significant trademarks and service marks it holds because of their impact on market awareness across all of its geographic markets and on customers' identification with QVC. QVC’s trademark and service mark registrations in the U.S. for “QVC” and “HSN” are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.

Seasonality

QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 24% of its global revenue in each of the first three quarters of the year and approximately 30% of its global revenue in the fourth quarter of the year.

CBI

CBI consists of a portfolio of aspirational home and apparel brands. Although there is some overlap in the product offerings, the home brands are comprised of Ballard Designs, Frontgate, and Grandin Road. Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 30 retail and outlet stores located throughout the U.S.

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

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2023 of approximately 111 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors. Branded catalogs are designed in-house, which enables each individual brand to control the process.

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

Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems and direct broadcast satellite system (“DBS”) distributors on terms and conditions that do not unfairly discriminate among distributors, and the FCC has established complaint enforcement and damages remedy procedures. FCC rules attribute the ownership interests in Charter and the cable operator subsidiaries of Liberty Broadband Corporation (“Liberty Broadband”) and Liberty Latin America Ltd.’s ownership interest in Liberty Communications of Puerto Rico LLC to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. Our subsidiary QVC is subjected to program access rules as a result of the foregoing attributable interests under FCC rules. We are also subject to the program access rules as a condition of FCC approval of a transaction between Qurate Retail’s predecessor and News Corporation in 2008.

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

Regulation of Ownership. The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which MVPDs (including cable operators) may engage in the creation or production of video programming. Previously adopted FCC channel occupancy rules, which limited carriage by a cable operator of national programming services in which that operator holds an attributable interest, were vacated and remanded by the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) in 2001.

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

Internet Services

Our e-commerce businesses are subject, both directly and indirectly, to various domestic and foreign laws and governmental regulations. Certain of these businesses engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act ("COPPA") prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. The Federal Trade Commission ("FTC") has adopted regulations implementing COPPA. On December 20, 2023, the FTC released a notice of proposed rulemaking seeking comment on revisions to the FTC’s COPPA regulations that would, among other things, further restrict the use and disclosure of children’s personal information. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. In 2016, Congress enacted a permanent moratorium on state and local taxes on Internet access.

Our online commerce businesses also are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”) which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the E.U. invalidated the “Safe Harbor Framework,” which had allowed companies to collect and process personal data in E.U. nations for use in the U.S. The E.U.-U.S. Privacy Shield which replaced the Safe Harbor Framework and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S.  On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of Standard Contractual Clauses ("SCCs") - another key mechanism to allow data transfers between the U.S. and the E.U. The European Commission adopted revised SCCs on June 4, 2021. In March 2022, the U.S. and the European Commission announced a new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield.  On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF, and the E.U. formally adopted the adequacy decision on July 10, 2023. The U.S. and the E.U. implemented the DPF in July 2023. On February 10, 2021, the Council of the E.U. adopted final regulations regarding privacy and electronic communications that would complement the GDPR, including additional regulation of the Internet tracking tools known as “cookies.”  The final regulations are subject to review by the European Parliament and the European Commission, and the timing of enactment of the final regulations is uncertain. Following the “Brexit” withdrawal of the United Kingdom (“U.K.”) from the E.U. on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to the data protection laws in the European Economic Area.  Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.

In the U.S., Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued regulations and guidance regarding the law.  In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and extends the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions became effective on January 1, 2023. A growing number of states have enacted privacy laws in recent years.  In 2023, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee and Texas enacted such laws. In addition to California, Colorado, Virginia, Utah and Connecticut also have enacted privacy legislation. Complying with these different national and state privacy requirements may cause the Company to incur substantial costs. The Company also generally has and posts on its websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect the Company’s business. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the FCC amended its regulations under the Telephone Consumer Protection Act ("TCPA"), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses' websites to purchase products and services, such businesses could be harmed.  Congress, individual states and foreign authorities may consider additional online privacy legislation.

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

In 2015, the FCC adopted open Internet rules that reclassified wireline and wireless broadband services as Title II common carrier services and regulate broadband services offered by Internet service providers (“ISPs”) under Title II, Title III and Section 706 of the Telecommunications Act of 1996.  Among other things, the regulations prohibited ISPs from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration. In 2017, the FCC adopted a Declaratory Ruling, Report and Order (“2017 Order”) that, among other things, eliminates these prohibitions.  The 2017 Order does require ISPs to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization.  In 2019, the D.C. Circuit ruled on numerous appeals by interested parties and largely upheld the 2017 Order.  On October 19, 2023, the FCC adopted a notice of proposed rulemaking in which, the FCC, among other things, again proposes to classify broadband Internet access service as a telecommunications service subject to regulation under Title II of the Communications Act (“2023 Notice”) and prohibit ISPs from blocking or throttling information transmitted over their networks, or engaging in paid or affiliated prioritization agreements. The FCC likely will adopt some form of the rules proposed in the 2023 Notice during 2024 following completion of the FCC’s public comment period. Any new rules may be challenged in United States Federal Court. California has adopted requirements similar to the open Internet rules, and other states may consider similar legislation.

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

Competition

Our businesses that engage in video and online commerce compete with traditional brick-and-mortar and online retailers ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers.  Due to the nature of these businesses there is not a single or small group of competitors that own a significant portion of the overall market share.  However, some of these competitors, such as Amazon and Walmart, have a significantly greater web-presence. We believe that the principal competitive factors in the markets in which our electronic commerce businesses compete are high-quality products, brand recognition, selection, value, convenience, price, website performance, customer service and accuracy of order shipment.  Our businesses that offer services through the Internet compete with businesses that offer their own services directly through the Internet as well as with traditional offline providers of similar services.  We believe that the principal competitive factors in the markets in which our businesses that offer services through the Internet engage are selection, price, availability of inventory, convenience, brand recognition, accessibility, customer service, reliability, website performance, and ease of use.

Human Capital

Headcount.  As described above, our Company is party to a Services Agreement with LMC, pursuant to which, as of December 31, 2023, 86 LMC corporate employees provide certain management services to the Company for a determined fee. As a result, our Company is not responsible for the hiring, retention and compensation of these individuals (except that our Company does grant equity incentive awards to these individuals). However, our Company directly benefits from the efforts undertaken by LMC to attract and retain talented employees. LMC strives to create a diverse, inclusive and supportive workplace, with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Our Company fully supports these efforts.

Additionally, as of December 31, 2023, our consolidated subsidiaries had an aggregate of approximately 20,300 full and part-time employees.  Employment levels fluctuate due to seasonal factors affecting our business. Additionally, our consolidated subsidiaries utilize independent contractors and temporary staffing agency personnel to supplement their workforce, particularly on a seasonal basis. We believe that our employee relations are good and a key factor in our workforce strategy.

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

Health and Safety.  We are committed to maintaining a safe and secure work environment and have specific safety programs and protocols in place to protect our team members. This includes administering a comprehensive occupational injury- and illness-prevention program and training for team members. In addition to offering a variety of comprehensive health benefits plans, we also offer our team members a variety of mental, emotional, and physical wellness resources, among a number of other initiatives, such as greater access to telemedicine and home care help. Where applicable, we continue to comply with country, state and local restrictions related to addressing COVID-19 and similar health risks.

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

Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations

Risks Related to Our Financial Condition and Business

●	Improvements in operating results from expected savings in operating costs from Project Athens and other cost saving and business improvement initiatives may not be realized in the anticipated amounts, may take longer to be realized, or could be realized only for a limited period.
●	Our subsidiary QVC depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all.
●	Our businesses are subject to risks of adverse government regulation, and we may be subject to claims for representations made in connection with the sale and promotion of merchandise or for harm experienced by customers who purchase merchandise from us.
●	New legislation or regulations related to climate change and increased focus by governmental and non-governmental organizations, stockholders and customers on sustainability issues may have a material adverse effect on our business and results of operations.
●	Our subsidiaries and business affiliates conduct their businesses under highly competitive conditions.
●	The sales and operating results of our businesses depend on their ability to attract new customers, retain existing customers and predict or respond to consumer preferences.
●	The failure of our subsidiary QVC to maintain suitable placement for its programming or to adapt to changes in consumer behavior driven by online video distribution platforms for viewing content could adversely affect its ability to attract and retain television viewers and could result in a decrease in revenue.
●	Any continued or permanent inability of QVC to transmit its programming via satellite would result in lost revenue and could result in lost customers.
●	Our subsidiaries offer installment payment options on most of their respective merchandise. Failure to effectively manage such installment payment options could negatively impact our results of operations.
●	Certain of our subsidiaries and business affiliates may fail to adequately protect their intellectual property rights or may be accused of infringing intellectual property rights of third parties.
●	Natural disasters, political crises, and other catastrophic events or other events outside of our control, including climate change, may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects.
●	Increases in labor costs could adversely affect our business, financial condition and results of operations.
●	The COVID-19 pandemic negatively impacted, and future pandemics or epidemics may negatively impact, our business, key financial and operating metrics, and results of operations in numerous ways.

●	Impairment of our goodwill or other intangible assets could have a material adverse effect on our business, results of operations and financial condition.
●	Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

Risks Related to Technology and Information Security

●	Rapid technological advances could render the products and services offered by our subsidiaries and our business affiliates obsolete or non-competitive.
●	Our E-commerce business could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as our inability to monetize the resulting web traffic.
●	System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiary QVC and our other online commerce and catalog businesses may adversely affect their ability to, as applicable, operate their businesses, transmit their television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations.
●	The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
●	Our businesses may experience difficulty in the ongoing development, implementation and customer acceptance of applications for personal electronic devices, which could harm their business.
●	Our businesses and information systems are subject to cybersecurity risks, including cybersecurity threats and cybersecurity incidents.

Risks Related to our Facilities and Third-Party Suppliers and Vendors

●	Our programming and online commerce businesses rely on distribution facilities to operate their business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into their operations, could have a material adverse impact on their business.
●	Our home television and online commerce businesses rely on independent shipping companies to deliver the products they sell.
●	Our programming and online commerce businesses depend on their relationships with third party suppliers and vendors and any adverse changes in these relationships could adversely affect our results of operations.
●	The unanticipated loss of certain larger vendors or the consolidation of our programming and online commerce businesses’ vendors could negatively impact their sales and profitability on a short term basis.

Risks Related to the Seasonality of Our Business

●	Certain of our businesses face significant inventory risk.
●	The seasonality of certain of our businesses places increased strain on their operations.

Risk Related to Management and Key Personnel

●	The success of our home television and online commerce businesses depends in large part on their ability to recruit and retain key personnel capable of executing their unique business models.
●	We have overlapping directors and officers with LMC, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”), Liberty Broadband, and Atlanta Braves Holdings, Inc. (“ABH”), which may lead to conflicting interests.

Risks Related to Economic Conditions

●	Certain of our subsidiaries and business affiliates have operations outside of the U.S. that are subject to numerous operational and financial risks.
●	Fluctuations in currency exchange rates may lead to lower revenues and earnings.

●	Weak and uncertain economic conditions worldwide may reduce consumer demand for our businesses’ products and services.
●	Increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our businesses.
●	Significant developments stemming from U.S. and international trade policy with China, including in response to forced labor and human rights abuses in China, may adversely impact our businesses and operating results.

Risks Related to Our Indebtedness and Common Stock

●	Our subsidiary QVC has significant indebtedness, which could limit its flexibility in responding to current market conditions, restrict its business activity and adversely affect our financial condition.
●	QVC may need to refinance its indebtedness.
●	Covenants in QVC’s debt agreements restrict its business in many ways.
●	A substantial portion of our consolidated debt and other liabilities is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service those liabilities and our other financial obligations.
●	We have disposed of the reference shares underlying the exchangeable debentures of LI LLC, which exposes us to liquidity risk.
●	Transactions in our common stock by our insiders could depress the market price of our common stock.
●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

Risks Related to Our Financial Condition and Business

Improvements in operating results from expected savings in operating costs from Project Athens and other cost saving and business improvement initiatives may not be realized in the anticipated amounts, may take longer to be realized, or could be realized only for a limited period. In 2022, Qurate Retail announced Project Athens, a five-point turnaround plan designed to stabilize and differentiate its QVC U.S. and HSN brands and expand the Company’s leadership in video streaming commerce. The first phase of Project Athens was commenced in 2022, which included actions to reduce inventory and a planned workforce reduction that was completed in February 2023. It is expected that Project Athens will complete its objectives by the end of 2025. However, in order to implement this or any other future cost savings or business improvement initiatives, we have incurred, or expect to incur, additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with the initiatives. These initiatives could also divert the attention of management and cause disruptions in the Company’s business, which could have an adverse impact on the business and financial results. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed. These factors or future developments could include the incurrence of higher than expected costs or delays in workforce reduction measures, actual savings differing from anticipated cost savings, anticipated benefits from business improvement initiatives not materializing and disruptions to normal operations or other unintended adverse impacts resulting from the initiatives.

Our subsidiary QVC depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all. QVC currently distributes its programming through affiliation or transmission agreements with many television service providers, including, but not limited to, Comcast, DIRECTV, Charter, DISH, Verizon, and Cox in the U.S., Vodafone TV Connect and Vodafone GigaTV, Freenet TV, SES ASTRA, Telekom Matenta TV, PYUR, A1 Xplore TV, Jupiter Telecommunications, Ltd., BS Nippon Corporation, The Sky Perfect JSAT Group, World Hi-Vision Channel, Inc., Sky UK, Freesat, Freeview, Virgin Media, Tivu Tivusat and Sky Italia internationally. The majority of QVC’s affiliation agreements with its distributors are scheduled to expire between 2024 and 2029 unless renewed prior to the applicable expiration.

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

The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. QVC does not have distribution agreements with some of the cable operators that carry its programming. In total, QVC is currently providing programming without affiliation agreements to distributors representing approximately 6% of its QVC U.S. distribution, and approximately 1% of its HSN cable television distribution. Some of QVC’s international programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

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

Our businesses are subject to risks of adverse government regulation, and we may be subject to claims for representations made in connection with the sale and promotion of merchandise or for harm experienced by customers who purchase merchandise from us. Our programming business, QVC, markets and provides a broad range of merchandise through television shopping programs and proprietary websites. As a result, our businesses are subject to a wide variety of laws, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in e-commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts. Additionally, QVC accepts payments for its products using a variety of methods. For existing and future payment options QVC offers to its customers, QVC currently is subject to, and may become subject to additional, regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of its payment products). The failure by our businesses to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings by governmental agencies and/or consumers, which could adversely affect our businesses, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to our businesses could decrease demand for our businesses’ products and services, increase costs and/or subject our businesses to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state, federal or foreign laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain “conflict minerals” or abusive labor practices in portions of QVC’s supply chains, could increase the cost of doing business, adversely affecting our results of operations. In addition, certain of these regulations may impact the marketing efforts of our businesses and their brands.

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

Certain of our businesses are subject to consent decrees issued by the FTC barring them from making deceptive claims for specified weight-loss, dietary supplement and anti-cellulite products unless they have competent and reliable scientific evidence to substantiate such claims. In October 2023, HSN entered into a settlement agreement with the Consumer Product Safety Commission (“CPSC”) in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claims that HSN allegedly failed to timely submit a report under the Consumer Product Safety Act (“CPSA”) in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. Violation of these consent decrees and settlement agreements may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining these businesses from engaging in prohibited activities. Further material changes in the law and increased regulatory requirements must be anticipated, and there can be no assurance that our businesses and or any of our assets will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

New legislation or regulations related to climate change and increased focus by governmental and non-governmental organizations, stockholders and customers on sustainability issues may have a material adverse effect on our business and results of operations. Federal, state and local governments, as well as some of our customers, are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks, with final rules expected to be adopted in April 2024. We are currently assessing the proposed rule, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule as proposed. To the extent this rule is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks.

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

Our subsidiaries and business affiliates conduct their businesses under highly competitive conditions. Although QVC is one of the nation’s largest home shopping networks, it has numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, and Internet retailers. In addition, QVC competes with other televised shopping retailers, such as ShopHQ and Jewelry TV in the U.S., Shop Channel in Japan, HSE 24 in Germany and Austria, GM24 in Italy, and Ideal World in the U.K., infomercial retailers, Internet retailers, including livestream shopping retailers, and mail-order and catalog companies. QVC also competes for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Similarly, CBI competes with e-commerce businesses such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers such as Target Corporation and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc. CBI also competes with other mail-order and catalog companies. Competition is characterized by many factors, including assortment, advertising, price, quality, services, accessibility, the attractiveness and ease of use of digital platforms, cost and speed of options for delivery, reputation and credit availability, as well as the financial, technical and marketing expertise of competitors. For example, many of our businesses’ competitors have greater resources, longer histories, more customers and greater brand recognition than our businesses do, and competitors may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. In addition, many retailers, especially online retailers with whom our subsidiaries and business affiliates compete, are currently offering customers more competitive shipping and returns terms than QVC, including faster delivery and free or discounted shipping and returns. As a result of these practices, our subsidiaries and business affiliates may experience further competitive pressures to attract customers and/or to change their shipping programs. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Such business combinations or alliances may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. This may cause QVC’s customers to elect to purchase products from a competitor that they would have historically purchased from QVC, resulting in less revenue to QVC. If our subsidiaries and business affiliates do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.

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

In addition, many retailers, especially online retailers with whom our subsidiaries and business affiliates compete, are currently offering customers more competitive shipping and returns terms, including faster delivery and free or discounted shipping and returns. As a result of these practices, our subsidiaries and business affiliates may experience further competitive pressures to attract customers and/or to change their shipping programs. Our subsidiaries and business affiliates ability to be competitive on delivery times and shipping costs depends on many factors, and their failure to successfully manage these factors and offer competitive shipping terms could negatively impact the demand for their products and our profit margins.

The sales and operating results of our businesses depend on their ability to attract new customers, retain existing customers and predict or respond to consumer preferences. In an effort to attract and retain customers, these businesses engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources. For example, QVC and CBI have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in connection with the growth and maintenance of their brands generally, as well as in the continuing efforts of their businesses to increasingly engage customers through online digital marketing. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, costs associated with the production and distribution of television programming (in the case of QVC), paper and printing costs for catalogs (in the case of CBI) and costs associated with digital marketing, including marketing on third-party platforms such as Google and Facebook, have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue. These companies also continuously develop new retail concepts and adjust their product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse effect on the businesses of these subsidiaries and business affiliates. Consumer spending may be affected by many factors outside of their control, including competition from store-

based retailers, mail-order and third-party Internet companies, consumer confidence and preferences, and general economic conditions.

The failure of our subsidiary QVC to maintain suitable placement for its programming or to adapt to changes in consumer behavior driven by online video distribution platforms for viewing content could adversely affect its ability to attract and retain television viewers and could result in a decrease in revenue. QVC is dependent upon the continued ability of its programming to compete for viewers. Effectively competing for television viewers is dependent, in substantial part, on its ability to negotiate and maintain placement of its programming at a favorable channel position, such as in a basic tier or within a general entertainment or general broadcasting tier. Less favorable channel position for QVC’s programming, such as placement adjacent to programming that does not complement its programming, a position next to its televised home shopping competitors or isolation in a "shopping" tier or lack of high-definition formatted presentation could adversely affect QVC’s ability to attract television viewers to its programming.

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

Our subsidiaries offer their installment payment option on most of their merchandise and, in certain circumstances offer it as the default payment option. The failure of our subsidiaries QVC U.S., QVC International and HSN to effectively manage their installment sales plans and revolving credit card programs as applicable, could negatively impact our results of operations. QVC offers an installment payment option in all of its markets other than Japan, which is available on certain merchandise it sells. This installment payment option is called “Easy-Pay” at QVC

U.S. and in the U.K., “Q-Pay” in Germany and Italy, and “Flex-Pay” at HSN. QVC’s installment payment option is currently offered on most of its merchandise and for QVC U.S. website and mobile sales, is set as the default payment option on all products on which it is offered. Full payment for merchandise at the time of sale would require the customer to affirmatively change to that option. QVC’s installment payment option, when offered, allows customers to pay for certain merchandise in multiple interest-free monthly installments. When the installment payment option is offered by QVC U.S. and QVC International and elected by the customer (or if the customer inadvertently purchases merchandise using the installment payment option because it was the default payment option), the first installment is typically billed to the customer’s credit or debit card upon shipment. Generally, the customer’s credit or debit card is subsequently billed in additional monthly installments until the total purchase price of the products has been billed. QVC U.S. and QVC International cannot predict whether customers will pay their installments when due or at all, regardless of whether the customer would have preferred to pay in one lump-sum but did not opt out of the installment payment option. Accordingly, QVC maintains an allowance for customer bad debts arising from these late and unpaid installments. This provision for customer bad debts is provided as a percentage of accounts receivable based on QVC’s historical experience in the period of sale and is included within selling, general and administrative expense (“SG&A”). To the extent that customers elect installment payment options at greater rates, or to the extent the number of customers failing to opt out of the default installment payment option increases, QVC would be required to maintain a greater allowance for customer bad debt and to the extent that installment payment option losses exceed historical levels, our and QVC’s results of operations may be negatively impacted.

Most major retailers either directly or through third parties offer some form of Buy Now Pay Later (“BNPL”) financing arrangements that typically charge interest or late fees. Recently, a number of jurisdictions in Europe and the U.S. have indicated that these BNPL financing arrangements could be subject to increased regulation to ensure compliance with various consumer protection laws and regulations. Although we do not charge interest or impose late fees as part of our installment payment options, changes to existing laws and regulations or their interpretation, or the adoption of new laws or regulations could require mandatory changes to our installment payment options. Implementing these changes may increase our costs to maintain our installment payment options and may make our installment payment options less desirable to our customers which could lead to a decline in sales; additionally, failure to comply with these laws and regulations could result in the imposition of fines and penalties, any of which could have an adverse effect on our results of operations.

In addition, QxH has agreements with a large consumer financial institution (the “Bank”) pursuant to which the Bank provides revolving credit directly to U.S. customers for the sole purpose of purchasing merchandise from QVC with a private label credit card (for QVC U.S. the “Q Card” and for HSN the “HSN Credit Card”). We cannot predict the extent to which QVC’s customers will use the Q Card or the HSN Credit Card, nor the extent that they will make payments on their outstanding balances, especially during period of high economic uncertainty or in response to inflationary pressures. As QVC receives a portion of the net economics from the credit card program, the ability of customers to make payments on their outstanding balances due to circumstances related to economic uncertainty or inflationary pressures could result in reduced private label credit card income to QxH from the Bank. Additionally, proposed regulations limiting late fees on credit card payments could also result in reduced private label credit card income to QxH from the Bank.

Certain of our subsidiaries and business affiliates may fail to adequately protect their intellectual property rights or may be accused of infringing intellectual property rights of third parties. Our subsidiaries and business affiliates regard their respective intellectual property rights, including service marks, trademarks,  patents and domain names, copyrights (including their programming and their websites), trade secrets and similar intellectual property, as critical to their success. These businesses also rely heavily upon software codes, informational databases and other components that make up their products and services. From time to time, these businesses are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the tradenames, patents, copyrights and other intellectual property rights of third parties. In addition, litigation may be necessary to enforce the intellectual property rights of these businesses, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect the business, financial condition and results of operations of these businesses and in turn our financial condition and results of operations. The failure of these businesses to protect their intellectual property rights, particularly their proprietary brands, in a meaningful manner or third party challenges to related contractual rights could result in erosion of brand names and limit the ability of these businesses to control marketing on or through the Internet using their various domain names, which could adversely affect the business, financial condition and results of operations of these businesses, as well as the financial condition and results of operations of our Company.

Natural disasters, political crises, and other catastrophic events or other events outside of our control, including climate change, may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects. Our businesses operate regional headquarters and administrative offices, distribution centers and contact centers worldwide. If any of these facilities or the facilities of our businesses’ vendors or third-party service providers are affected by natural disasters (such as fires, earthquakes, tsunamis, power shortages or outages, floods or monsoons), public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability, insurrections or other conflict), or other events outside of our businesses’ control, our businesses, financial condition and results of operations could be materially adversely affected. For example, on December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina, during which one contractor lost his life. Rocky Mount was QVC’s second-largest fulfillment center processing 25% to 30% of volume for QVC U.S. and also served as QVC U.S.’s primary returns center for hard goods. QVC sold the Rocky Mount facility in 2023 and as a result, is making investments to expand capacity and increase throughput. Inbound deliveries and customer returns that were previously sent to the Rocky Mount facility are now routed through other distribution facilities within QVC’s distribution network and to third-party logistic service providers.

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

Increases in labor costs could adversely affect our business, financial condition and results of operations  Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, exempt status salary statutory thresholds, potential collective bargaining arrangements, general inflationary pressures, health and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase federal, state and local minimum wage rates, to limit exemptions from federal and state minimum wage laws for white collar jobs, and to create or extend benefit programs, such as health insurance and paid sick and other leave programs. As minimum wage rates increase or related laws and regulations change, or as labor market demand increases, we may need to increase the wages paid to our hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or, if we fail to pay such higher wages we could suffer increased employee turnover. In addition, increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profits may decline and could have a material adverse effect on our business.

Additionally, any increase in the cost of labor for our third party carriers and suppliers could increase our cost of shipping and materials, which may adversely affect our ability to increase or maintain our revenue.

The COVID-19 pandemic negatively impacted our business, and future pandemics or epidemics may negatively impact, our business, key financial and operating metrics, and results of operations in numerous ways.  The COVID-19 pandemic resulted in significant disruption to the global economy and negatively impacted us and our operations. For example, as a result of COVID-19, many traditional brick-and-mortar retailers were required to temporarily close their stores while distance retailers, such as QVC, were able to continue operating. As a result, QVC initially experienced an increase in new customers and an increase in demand for certain categories, such as home and electronics. However, as traditional brick-and-mortar retailers were allowed to reopen their stores and consumers were able to resume pre-pandemic shopping habits, QVC observed a decline in customers and a decline in demand for its products. Additionally, QVC experienced delays in receiving merchandise at certain fulfillment centers and had to limit the number of products it was able to promote on air. COVID-19 also had an adverse impact on QVC’s supply chain due to factory closures, shipping and trucking delays and labor shortages, resulting in delays and other resource constraints related to both imported and domestically produced products. As a result, QVC’s manufacturers and vendors were unable to produce and deliver the products it sells, either on a timely basis or at all and a number of QVC’s manufacturers and vendors experienced financial issues as a result of these constraints.

Further, QVC experienced increased product shortages due to high market demand in some product categories such as home and electronics. In addition, as a result of COVID-19 QVC experienced material negative impacts to its financial results, including its capital and liquidity, decreases in the disposable income of existing and potential new customers, heightened inflation, increased currency volatility resulting in adverse currency rate fluctuations and higher interest rates.

It is unclear whether and to what extent a future pandemic or epidemic, including future COVID-19 outbreaks or concerns, could impact QVC’s financial condition and results of operations. If QVC’s manufacturers and vendors are unable to meet QVC’s supply needs in a timely manner, or at all, QVC may be required to shift product promotion to items which are available, but possibly not in demand, which could have a negative impact on sales.

Future delays by manufacturers and vendors could result in delays to delivery dates to QVC’s customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices and ultimately, termination of customer relationships. QVC cannot be certain that it will be able to identify alternative sources for its products without delay or without greater cost to QVC.

Additionally, a future pandemic or epidemic, including a resurgence of COVID-19, may adversely impact QVC’s ability to comply with various legal and contractual obligations and may expose it to increased litigation, including labor and employment claims, breach of contract claims and consumer claims by its customers. QVC’s insurance coverage may not be applicable to, or sufficient to cover, all claims, costs, and damages it may incur as a result of COVID-19, or future pandemic or epidemic, which would result in QVC bearing such costs and could have a material adverse effect on its business, financial condition and results of operations.

There can be no assurance that the long-term effects of COVID-19, or the future occurrence of a pandemic or epidemic, will not result in recession in the U.S and other major global economies and QVC anticipates its businesses and operations would be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

For the year ended December 31, 2023, the Company identified an impairment for the QxH reporting unit related to goodwill.  As previously reported, for the year ended December 31, 2022, the Company identified significant impairments for the QxH reporting unit related to the HSN tradename and goodwill.

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

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties. Our businesses use third-party social media platforms as, among other things, marketing tools. Many of our businesses’ products are endorsed by celebrities, designers and other well-known personalities, and in the case of QVC, often join QVC’s presenters on its live programming and provide lead-in publicity on their own social media pages, websites and other customer touchpoints. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, our businesses must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If our businesses are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms our businesses use change their policies or algorithms, our businesses may not be able to fully optimize such platforms, and our businesses ability to maintain and acquire customers and our financial condition may suffer.

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by our businesses, their employees, or their network of celebrities, designers and other well-known personalities to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, litigation, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us and our businesses to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser.

Although our businesses require their influencers to agree to comply with their terms and conditions, as well as applicable laws, regulations, guidelines, and other requirements applicable to the activities of our influencers, our businesses do not specifically prescribe what their influencers post. In some cases, we may ask an influencer to edit or remove unsubstantiated claims or statements that could be misleading to our consumers. However, if we were held responsible for the content of their posts or their actions, we could be fined or forced to alter our practices, which could have an adverse impact on our business.

Negative commentary regarding our businesses, their products or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our and our businesses’ reputations or business. Influencers with whom our businesses maintain relationships could engage in behavior or use their platforms to communicate directly with customers in a manner that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us and our businesses. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.

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

Our e-commerce businesses could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as their inability to monetize the resulting web traffic. The success of our online commerce businesses and our online marketing efforts depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from various digital marketing channels that charge a fee. Third-party digital platforms, such as Google and Facebook, frequently update and change the logic that determines the placement and display of results of a user’s search, or advertiser content, such that the purchased or algorithmic placement of advertisements or links to the websites of our online commerce businesses can be negatively affected. If a major search engine or third-party digital platform changes its algorithms in a manner that negatively affects their paid advertisement distribution or unpaid search ranking, the business and financial performance of our online commerce businesses would be adversely affected, potentially to a material extent. Additionally, Mobile application distribution platforms, such as Apple’s App Store and the Amazon Appstore for Android, may require that third party digital platforms and e-commerce companies present users with an option where the user chooses to opt-in or opt-out of tracking technology used by these third party digital platforms or included in mobile applications. To the extent that users opt-out of tracking technology used by third party digital platforms on which our online commerce businesses advertise or users of our online commerce businesses’ applications opt-out of tracking technology included in our online commerce businesses’ applications, the ability to monitor and improve customer experience and track the effectiveness of our online commerce businesses’ digital marketing strategies would be adversely impacted. Furthermore, the failure of our online commerce businesses to successfully manage their digital marketing strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if they were to replace free traffic with paid traffic. Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our online commerce businesses will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on their sites. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. Globally, the cost of digital marketing has increased significantly, and no assurance can be given that the fees our businesses pay to third-party digital platforms will not exceed the revenue generated by their visitors. The increasing costs of digital marketing may require that we find more cost-effective ways of reaching and retaining consumers, which may not be as effective as the current methods of digital marketing. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results.

System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiary QVC and our other online commerce and catalog businesses may adversely affect their ability to, as applicable, operate their businesses, transmit their television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. The success of our subsidiaries and business affiliates depends, in part, on their ability to maintain the integrity of their transmissions, systems and infrastructures, including the transmission of television programs (in the case of QVC), as well as their websites, information and related systems, contact centers and fulfillment facilities. These subsidiaries and business affiliates may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent them from transmitting their signals or efficiently providing services or fulfilling orders, as the case may be. QVC relies on legacy systems that are often difficult to update and maintain. As a result, QVC maintains an ongoing process of implementing new technology systems and upgrading others. The failure to properly implement new systems, delays in implementing new systems or failing to integrate new systems with our legacy systems could impair the ability of our subsidiaries and business affiliates to provide services and content, fulfill orders and/or process transactions. Each of QVC and CBI also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of its respective signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in its signal transmissions, systems and infrastructures, or any deterioration in the performance of these transmissions, systems and infrastructures, could impair its ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, public health crises (such as pandemics and epidemics) acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause transmission or system interruption, delays and loss of critical data, and could prevent our subsidiaries and business affiliates from providing services, fulfilling orders and/or processing transactions. While our subsidiaries and business affiliates have backup systems for certain aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all possible risks. In addition, some of our subsidiaries and business affiliates may not have adequate insurance coverage to compensate for losses from a major interruption.

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.  In the processing of consumer transactions and managing their employees, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy and provide consumers more control of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in 2015 invalidated the U.S.-E.U. Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The E.U.-U.S. Privacy Shield, which replaced the U.S.-E.U. Safe Harbor Framework, and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of standard contractual clauses (“SCCs”) - another key mechanism to allow data transfers between the U.S. and the E.U.

The European Commission adopted revised SCCs on June 4, 2021. In March 2022, the U.S. and the European Commission announced a new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield. On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF and the E.U. formally adopted the adequacy decision on July 10, 2023. The U.S. and the E.U. implemented the DPF in July 2023. Further, the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. E.U. government entities and regulatory authorities continue to pursue additional regulation of “cookies” and other Internet tracking tools but the timing of enactment of the final regulations is uncertain.

Following the "Brexit" withdrawal of the U.K. from the E.U., on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area.  As a result, personal data transfers from the E.U. to the U.K. may continue without a new data transfer framework. California has enacted the CCPA, which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued draft implementing regulations and guidance regarding the law.  In November 2020, California voters approved the CPRA, which amends and expands the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws.  Most of the CPRA’s provisions became effective on January 1, 2023. A growing number of states have enacted privacy laws in recent years.  In 2023, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee and Texas enacted such laws. In addition to California, Colorado, Virginia, Utah and Connecticut previously had enacted comprehensive privacy legislation.  In addition to broad consumer privacy laws, states are enacting and may continue to enact sectoral-specific privacy laws focused on health data, data about people under the age of 18, biometric data, the use of algorithms by organizations, and other matters. Private litigants are also using federal and state laws to pursue litigation related to the use of personal data, video content, chat tools and other communication tools, and trackers commonly used by organizations in the operation of consumer-facing websites and applications. QVC’s and CBI’s failure, and/or the failure by the various third party vendors and service providers with which QVC and CBI do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage QVC’s and CBI’s reputations and the reputation of their third party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect QVC’s and CBI’s business, financial condition and results of operations and, as a result, our Company. In addition, we, our subsidiaries or our business affiliates may not have adequate insurance coverage to compensate for losses.

Our businesses may experience difficulty in the ongoing development, implementation and customer acceptance of applications for personal electronic devices, which could harm their business. Although our online commerce businesses have developed services and applications to address user and consumer interaction with website content on personal electronic devices, such as smartphones and tablets, the ways in which consumers use or rely on these personal electronic devices is continually changing. If the services or applications we develop in response to changes in consumer behavior are defective, unstable or viewed as ineffective by consumers, our online commerce businesses may experience difficulty attracting and retaining traffic and, in turn, advertisers, on these platforms. Any failure to attract and retain traffic on these personal electronic devices could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our online commerce businesses’ offerings for use on these alternative devices, and our online commerce businesses may need to devote significant resources to the creation, support, and maintenance of their services on such devices. To the extent that revenue generated from advertising placed on smartphone computing devices becomes increasingly more important to their businesses and they fail to adequately evolve and address this market, their business and financial performance could be negatively impacted.

Our businesses and information systems are subject to cybersecurity risks, including cybersecurity threats and cybersecurity incidents. Through their operations, sales, marketing activities, and use of third-party information, our businesses collect and store certain non-public personal information that customers provide to purchase products, enroll in promotional programs, register on websites, or otherwise communicate with them. This may include demographic information, phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. Our businesses also gather and retain information about employees and job applications in the normal course of business. Our businesses may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of their business. In addition, our businesses’ online operations depend upon the transmission of confidential information over the Internet, such as information permitting cashless payments. Like many e-commerce companies, we frequently encounter unauthorized parties attempting to gain access to our businesses’ or our businesses’ vendors’ information systems by, among other things, hacking those systems, through fraud or other means of deceiving our businesses’ employees, partners or vendors, or burglaries. We also face cybersecurity risks from errors by our or our vendors’ employees, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in disruption of services or persons obtaining unauthorized access to our businesses’ data. Additionally, as a result of the increased number of employees working remotely, our businesses, businesses’ vendors or our businesses’ partners working remotely increases our vulnerability to cybersecurity incidents and attacks. The techniques used to gain access to our businesses’ or our businesses’ vendors’ information systems, our businesses’ data or customers’ data, disable or degrade service, or sabotage systems are constantly evolving, including from emerging technologies such as advanced forms of artificial intelligence. These techniques may be difficult to detect quickly, and often are not recognized until launched against a target. Increasingly, unauthorized parties are exploiting access they gain to third party vendors to target companies that do business with these vendors, which may include third party vendors with whom we do business. Our businesses have implemented measures and processes intended to secure their information systems and prevent disruptions in services or unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cybersecurity threats or cybersecurity incidents, information system compromises or misuses of data. Although we have not detected a material security breach or other cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. Any disruptions of our information systems or misappropriation or misuse of customer, employee or other personal information, whether at our businesses’ or any of our businesses’ vendors, could cause interruptions in the operations of our businesses and subject them to increased costs, fines, litigation, regulatory actions and other liabilities. Security breaches and other cybersecurity incidents could also significantly damage their reputation with their customers and third parties with whom they do business, which could result in lost sales and customer and vendor attrition. Our businesses continue to invest in new and emerging technology and other solutions to protect their retail commerce websites, mobile commerce applications and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. If our businesses are unable to maintain the security of their retail commerce websites and mobile commerce applications, they could suffer loss of sales, reductions in traffic, damage to our reputation, loss of consumer confidence, diversion of management attention, and deterioration of their competitive position and incur liability for any damage to customers whose personal information is accessed without authorization or claims, investigations, penalties and fines  imposed by governmental regulators. Our businesses may be required to expend significant additional capital and other resources to protect against and remedy any potential or existing security breaches and their consequences, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. Our businesses also face similar risks associated with security breaches and other cybersecurity incidents affecting third parties with which they are affiliated or otherwise conduct business. The loss of confidence in and damage to the reputation of our online commerce businesses resulting from any such cybersecurity incidents, such as security breaches or identity theft, could adversely affect the business, financial condition and results of operations of our online commerce businesses and, as a result, our Company.

Risks Related to Our Businesses’ Facilities and Third Party Suppliers and Vendors

Our programming and online commerce businesses rely on distribution facilities to operate their business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into their operations, could have a material adverse impact on their business. Our programming and online commerce businesses operate a limited number of distribution facilities worldwide. Their ability to meet the needs of their customers depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, these businesses could suffer a substantial loss of inventory and disruptions of deliveries to their customers. For example, any future pandemic or epidemic, in the areas where these distribution facilities are located, or if these businesses are unable to adequately staff the distribution facilities to meet demand in the future, or if the cost of such staffing is higher than historical or projected costs due to wage increases, labor shortages, regulatory changes, or other factors, could harm our operating results.  In addition, they could incur significantly higher costs and longer lead times associated with the distribution of their products during the time it takes to reopen or replace the impacted facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, financial condition and operating results. In addition, these businesses have been implementing new warehouse management systems to further support their efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in new distribution environments and implementing new warehouse management systems, including operational difficulties that may arise with such transitions. Our businesses may experience shipping delays should there be any disruptions in their new warehouse management systems or warehouses themselves.

In December 2021, QVC’s distribution facility located in Rocky Mount, North Carolina suffered significant fire damage. Rocky Mount was QVC’s second largest distribution facility and processed most of its returned merchandise. In February 2023, QVC sold the Rocky Mount facility to a third party. Order fulfilment, inbound deliveries and customer returns that were previously handled at the Rocky Mount facility are now routed through other distribution facilities within QVC’s distribution network and third party logistic service providers. Additional disruptions or delays as a result of shifting capacity or failing to maintain arrangements with its third party logistic service providers could cause disruptions to QVC’s order fulfillment process, causing delays in delivering product to customers which would result in lost sales, strain its relationships with customers, and cause harm to its reputation, any of which could have a material adverse impact on its business, financial condition and operating results. QVC maintains property, general liability, and business interruption insurance coverage. In June 2023, QVC agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim, which resulted in cumulative insurance proceeds of $660 million from its insurance provider.

Our home television and online commerce businesses rely on independent shipping companies to deliver the products they sell. Our home television and online commerce businesses rely on third party carriers to deliver merchandise from vendors and manufacturers to them and to ship merchandise to their customers. As a result, they are subject to carrier disruptions and delays due to factors that are beyond their control, including employee strikes, labor shortages, inclement weather and regulation and enforcement actions by customs agencies. For example, as a result of COVID-19 many consumers significantly increased their use of e-commerce which resulted in a significant increase in the volume of packages handled by third-party carriers, including those our businesses rely on, which result in delayed merchandise and cause our businesses’ customers to experience delays in their order delivery. Any failure to deliver products to their customers in a timely and accurate manner may damage their reputation and brand and could cause them to lose customers. Enforcement actions by customs agencies can also cause the costs of imported goods to increase, negatively affecting profits. These businesses are also impacted by increases in shipping rates charged by third party carriers, which over the past few years have increased significantly in comparison to historical levels, and it is currently expected that shipping and postal rates will continue to increase. In the case of deliveries to customers, in each market where they operate, they have negotiated agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates. If any of these relationships were to terminate or if a shipping company were unable to fulfill its obligations under its contract for any reason, these businesses would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates. Other potential adverse consequences of changing carriers include delays in order processing and product delivery, and reduced shipment quality, which may result in damaged products and customer dissatisfaction. Additionally, as a result of recent acts of violence against commercial container ships in the Red Sea, QVC’s carriers have experienced longer shipping times and increased freight costs. Although these disruptions have not yet had a material impact on QVC’s business, its carriers may experience further delays or rescheduled deliveries or further increases in freight costs, which would adversely impact its business. Any increase in shipping rates and related fuel and other surcharges passed on to these businesses by their current carriers or any other shipping company would adversely impact profits, given that these businesses may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.

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

The seasonality of certain of our businesses places increased strain on their operations. The net revenue of our home television and online commerce businesses in recent years indicates that these businesses are seasonal due to a higher volume of sales in certain months or calendar quarters or related to particular holiday shopping. For example, in recent years, QVC has earned, on average, between 22% and 24% of its global revenue in each of the first three quarters of the year and approximately 30% in the fourth quarter of the year. Similarly, our subsidiary CBI experiences higher sales volume during the second and fourth quarters of the year. If the vendors for these businesses are not able to provide popular products in sufficient amounts (for example, due to the loss of inventory, illness or absenteeism of our businesses’ or our businesses’ vendors’ workforces, impaired financial conditions, public health crises (such as pandemics and epidemics) or other reasons) such that these businesses fail to meet customer demand, it could significantly affect their revenue and future growth. If too many customers access the websites of these businesses within a short period of time due to increased demand, our businesses may experience system interruptions that make their websites unavailable or prevent them from efficiently fulfilling orders, which may reduce the volume of goods they offer or sell and the attractiveness of their products and services. In addition, they may be unable to adequately staff their fulfillment networks and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. Risks described elsewhere in this Part I, Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand. To the extent these businesses pay for holiday merchandise in advance of certain holidays (e.g., in the case of QVC, in August through November of each year), their available cash may decrease, resulting in less liquidity. QVC has limited availability under its revolving credit facility (as discussed in note 6 of the accompanying consolidated financial statements) (the “Credit Facility”) and may not be able to access financing to the extent its cash balance is impaired. QVC may be unable to maintain a level of cash sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.

Risks Related to Management and Key Personnel

The success of our home television and online commerce businesses depends in large part on their ability to recruit and retain key personnel capable of executing their unique business models. Our home television and online commerce subsidiaries and business affiliates have business models that require them to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet. We cannot assure you that if these subsidiaries and business affiliates experience turnover of these key employees they will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited. Additionally, although our home television and online commerce subsidiaries are working to provide an effective and engaging workplace, with more employees working remotely, it is increasingly challenging to keep employee engagement and productivity high.

We have overlapping directors and officers with LMC, TripAdvisor Holdings, Liberty Broadband, and ABH, which may lead to conflicting interests. As a result of certain transactions that occurred between 2011 and 2023 that resulted in the separate corporate existence of our Company, LMC, TripAdvisor Holdings, Liberty Broadband and ABH, most of the executive officers of Qurate Retail also serve as executive officers of LMC, TripAdvisor Holdings, Liberty Broadband and ABH and there are overlapping directors. None of LMC, TripAdvisor Holdings, Liberty Broadband or ABH has any ownership interest in any of the others. Our executive officers and the members of our Company’s board of directors (the “Board of Directors”) have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at LMC, TripAdvisor Holdings, Liberty Broadband or ABH or any other public company have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. For example, there may be the potential for a conflict of interest when our Company, LMC, TripAdvisor Holdings, Liberty Broadband, or ABH looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of our Company's directors and officers own LMC, TripAdvisor Holdings, Liberty Broadband and/or

ABH stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, LMC, TripAdvisor Holdings, Liberty Broadband and/or ABH. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's Board of Directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, TripAdvisor Holdings and ABH has renounced its rights to certain business opportunities and their respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including LMC, TripAdvisor Holdings, Liberty Broadband and ABH, as the case may be) instead of the respective company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with LMC, TripAdvisor Holdings, Liberty Broadband, ABH and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, LMC, TripAdvisor Holdings, Liberty Broadband or ABH or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

Fluctuations in currency exchange rates may lead to lower revenues and earnings. Sales made by QVC outside the U.S. are denominated in the currency of the country in which its operations are located, and changes in currency exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Because of this, movements in currency exchange rates have had, and are expected to continue to have, a significant impact on QVC’s results from time to time.

Changes in currency exchange rates can also increase the cost of inventory purchases that are denominated in a currency other than the local currency of the business buying the merchandise. When exchange rates change significantly in a short period or move unfavorably over an extended period, it can be difficult for QVC to adjust accordingly, and gross margin can be adversely affected. For example, a significant amount of merchandise QVC offers for sale is made in China and accordingly, a revaluation of Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which QVC’s stores are located, could be significant.

QVC expects that currency exchange rate fluctuations could have a material adverse effect on its sales and results of operations from time to time.

Weak and uncertain economic conditions worldwide may reduce consumer demand for our businesses’ products and services. Prolonged economic weakness and uncertainty in various regions of the world in which our subsidiaries and business affiliates operate could adversely affect demand for our businesses’ products and services since a substantial portion of our businesses’ revenue is derived from discretionary spending by individuals, which typically falls during times of inflation, recession and economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate, customers of our subsidiaries and business affiliates may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect our revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. We currently are unable to predict the extent of any of these potential adverse effects.

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

Increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our businesses. Interest rates have risen substantially since 2022 and may continue to rise. Increases in interest rates could increase our operating costs by increasing the cost of shipping, materials for our products, and/or labor. If competitive pressures or other economic factors prevent us from offsetting such increased costs by raising prices, our ability to increase or maintain revenue may be negatively impacted. In addition, an increase in interest rates could reduce consumer confidence, discretionary spending by individuals and adversely affect market demand for our products, which could materially adversely affect our businesses, financial condition and results of operations.

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

Recently there have been heightened tensions in relations between Western nations and China. For example, on December 23, 2021, President Biden signed the Uyghur Forced Labor Prevention Act (the “UFLPA”) into law, which is intended to address the use of forced labor in China’s Xinjiang Uyghur Autonomous Region (“XUAR”). Among other things, the UFLPA imposes a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor.  The UFLPA took effect on June 21, 2022, and may increase the risk of delay of goods and inventory shortages. Additionally, the  U.S. Customs and Border Protection (“CBP”) issued a region-wide withhold release order (“WRO”), effective January 13, 2021, pursuant to which the CBP will detain cotton products produced in the XUAR. The WRO applies to, among other things, cotton grown in the XUAR and to all products made in whole or in part using such cotton, regardless of where the downstream products are produced, and importers are responsible for ensuring the products they are attempting to import do not exploit forced labor at any point in their supply chain, including the production or harvesting of the raw material. As a result of the WRO, products imported into the U.S. could be held by the CBP based on a suspicion that they originated from the XUAR or that they may have been produced by Chinese suppliers accused of participating in forced labor, pending the importer providing satisfactory evidence to the contrary.  Such process could result in a delay or complete inability to import such goods, which could result in inventory shortages and lost sales. Additionally, the U.S. Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although our businesses do not knowingly do business with XPCC, our businesses could be subject to penalties, fines or sanctions if any of the vendors from which they purchase goods is found to have dealings, directly or indirectly with XPCC or entities it controls. Even if our businesses were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, our businesses’ reputations could be damaged.

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

Risks Related to Our Indebtedness and Common Stock

Our subsidiary QVC has significant indebtedness, which could limit its flexibility to respond to current market conditions, restrict its business activities and adversely affect its financial condition. As of December 31, 2023, QVC had total secured debt, other than its finance lease obligations, of $4,364 million, consisting of $3,507 million of secured indebtedness under its existing notes and $857 million of secured indebtedness under the Credit Facility, in each case, secured by a first priority lien on all shares of its capital stock. There was $2.28 billion of unused capacity under the Credit Facility. In addition, QVC had $2 million of finance lease obligations and $515 million of operating lease liabilities. QVC may incur significant additional indebtedness in the future. If new indebtedness is added to QVC’s current debt levels, the related risks that it now faces could intensify. The indebtedness of QVC, combined with other financial obligations and contractual commitments, could among other things:

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

In addition, QVC’s bond indentures limit its ability to pay dividends or make other restricted payments if QVC is in default on its senior secured notes or its consolidated leverage ratio is greater than 3.5 to 1.0. In addition, the Credit Facility limits its ability to pay dividends or make other restricted payments if it is in default on the Credit Facility and its consolidated net leverage ratio is greater than 4.0 to 1.0. While QVC’s bond indentures and the Credit Facility credit agreement both allow for unlimited dividends to service our debt so long as there is no default (i.e., no leverage test is needed), QVC will remain limited in its ability to distribute cash to us for other purposes. As of December 31, 2023, QVC’s leverage ratio (as calculated under its senior secured notes) was greater than 3.5 to 1.0 and as a result there are restrictions on QVC’s ability to pay certain dividends or make other restricted payments to us. Consequently, until QVC’s leverage ratio under its senior secured notes is not greater than 3.5 to 1.0, we will not be able to rely on QVC’s cash flow for certain purposes (including to fund acquisitions or our other operational requirements), other than the service of our debt and to pay certain tax obligations related to QVC and its subsidiaries (which payments may be made by QVC to us under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries). While QVC has made significant distributions to us in the past, QVC will be unable to do so in the near term and we may need to obtain other funding sources for certain purposes other than to service our debt or to pay certain tax obligations related to QVC and its subsidiaries. There can be no assurance that we will be able to obtain such alternative funding sources on satisfactory terms or at all.

A substantial portion of our consolidated debt and other liabilities is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service those liabilities and our other financial obligations. As of December 31, 2023, our wholly-owned subsidiary LI LLC had $1,573 million principal amount of publicly-traded debt outstanding.  In addition, as of December 31, 2023, we had deferred tax liabilities of $1,053 million related to LI LLC’s exchangeable debentures. LI LLC is a holding company for certain of our subsidiaries and investments, including QVC. Our ability to meet the financial obligations of LI LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us or LI LLC depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including the Credit Facility and bond indentures. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor LI LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates.

We have disposed of the reference shares underlying the exchangeable debentures of LI LLC, which exposes us to liquidity risk. LI LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $781 million as of December 31, 2023.  Under the terms of these exchangeable debentures, the holders may elect to require LI LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which LI LLC may honor through delivery of reference shares, cash or a combination thereof. Also, LI LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends. LI LLC has disposed of the reference shares underlying these exchangeable debentures.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Qurate Retail’s corporate level IT and cybersecurity functions are provided by LMC as part of the services agreement described in Item 1. Business. Through the services agreement, we participate in LMC’s processes for assessing, identifying, and managing risks from cybersecurity threats at the corporate level, as detailed below. QVC operates its own cybersecurity function with oversight from Qurate Retail.

We are committed to protecting the security and integrity of our systems, networks, databases and applications and, as a result, have implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats.

Cybersecurity risks are assessed as part of our enterprise risk assessment and risk management program and our cybersecurity risk management program is designed and assessed based on recognized frameworks, including the National Institute of Standards and Technology Cybersecurity Framework.

We rely on a multidisciplinary team, including our information security function, legal department, management, and third-party consultants, as described further below, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, using manual and automated tools such as vulnerability scanning software, monitoring existing and emerging cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits and assessments, and conducting threat and vulnerability assessments.

To manage and mitigate material risks from cybersecurity threats to our information systems and data, we implement and maintain various technical, physical and organizational measures, processes and policies. These measures include risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our IT, security and other departments, encryption of data, network security controls, access controls, physical security, asset management, system monitoring, vendor risk management program, employee cybersecurity awareness and training, phishing tests, and penetration testing. Cybersecurity awareness training is also made available annually to our board of directors.

In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have cybersecurity incident response frameworks in place at the corporate level and at QVC. These frameworks are a set of coordinated procedures and tasks that our incident response teams execute with the goal of ensuring timely and accurate identification, resolution and reporting of cybersecurity incidents both internally and externally, as necessary.

To operate our business, we utilize certain third-party service providers to perform a variety of operational functions. We have implemented a third-party risk management program to evaluate the cybersecurity practices of higher risk vendors and vendors that encounter our systems or data. We additionally engage and retain third-party consultants, legal advisors and assessors to keep us appraised of emerging third-party risk, defense and mitigation strategies, and governance best practices.

Impact of cybersecurity risks on business strategy, results of operations or financial condition

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

For additional information on our cybersecurity risks, see “Risks Related to Technology and Information Security." in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Role of the Board of Directors

Our board of directors has overall responsibility for risk oversight and has delegated to the Audit Committee primary enterprise risk oversight responsibility, including privacy and cybersecurity risk exposures, policies and practices, the steps management takes to detect, monitor and mitigate such risks and the potential impact of those exposures on our business, financial results, operations and reputation. The Audit Committee receives quarterly updates on the enterprise risk management program, including cybersecurity risks and the initiatives undertaken to identify, assess and mitigate such risks. This cybersecurity reporting may include threat and incident reporting, vulnerability detection reporting, risk mitigation metrics, systems and security operations updates, employee education initiatives, and internal audit observations, if applicable.

In addition to the efforts undertaken by the Audit Committee, the full board of directors regularly reviews matters relating to cybersecurity risk and cybersecurity risk management. Any material cybersecurity events would be brought to the attention of the full board of directors once the event is deemed material. We additionally use our incident response framework as part of the process we employ to keep our management and board of directors informed and to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Role of Management

Through our services agreement with LMC discussed in Item 1 of this Annual Report on Form 10-K, we have established a cross functional Information Security Steering Committee (“ISSC”) with executives from our Legal, Accounting, Internal Audit and Risk Management, Cybersecurity and Facilities departments. The ISSC has management oversight responsibility for assessing and managing technology and operational risk, including information security, fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks at the corporate level and at QVC.

At QVC, the VP Information Security is responsible for day-to-day management and oversight of subsidiary cybersecurity, including assessing, monitoring and mitigating cybersecurity risk. The VP Information Security provides regular reporting to the ISSC and QVC executive management, including quarterly updates on security hot topics, threat intelligence, incidents (if any) and the status of the cybersecurity program to the Chief Executive Officer and the broader executive management team.

In addition to real time notification to the ISSC of privacy and security incidents, the ISSC and QVC have a bi-monthly meeting to discuss incidents, incident trends, developments in laws and regulations, and other privacy and cybersecurity hot topics, as applicable.

Our management team’s experience includes a diverse background in telecom, retail and other industries, with decades of experience in various aspects of technology and cybersecurity. LMC’s Head of Cybersecurity has more than 25 years of cybersecurity and IT experience and holds Certified Information Security Manager and Certified in Risk and Information System Control certifications. QVC’s VP Information Security has more than 30 years of  IT experience and holds multiple certifications, including Certified Information Security System Professional and Certified Information Security Manager. Together, this management team has worked at a variety of companies, including large publicly traded companies, implementing and managing IT and cybersecurity programs and teams, developing tools and processes to protect internal networks, business applications, customer facing applications and customer payment systems.

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

QVC International owns a contact center in Kassel, Germany. QVC International owns a distribution center in Chiba, Japan and leases a distribution center in Hückelhoven, Germany.  Additionally, QVC International owns multi-functional buildings in Chiba, Japan; Brugherio, Italy; and Dusseldorf, Germany, and leases multi-functional buildings in Knowsley, U.K. and London, U.K.

In December 2023, QVC entered into an agreement to sell its Kassel, Germany call center. This property is owned as of December 31, 2023, and is considered held for sale and included in other assets, at cost, net of accumulated amortization in the accompanying consolidated balance sheet. Refer to note 7 in the accompanying notes to our consolidated financial statements for further details.

CBI owns an office in Franconia, New Hampshire. CBI leases its fulfillment centers in Butler and Warren Counties in Ohio and as well as two facilities in Phoenix, Arizona. It also leases other properties consisting of administrative offices, 30 retail stores and outlets in various locations throughout the U.S.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Each series of the common stock of Qurate Retail, Inc. ( “Qurate Retail,” the “Company,” “we,” “us” and “our”) trades on the Nasdaq Global Select Market.  Our Series A and Series B common stock trade on the Nasdaq Global Select Market, under the symbols “QRTEA” and “QRTEB.”  Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com. The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2023 and 2022.  Although our Series B common stock is traded on the Nasdaq Global Select Market, an established public trading market does not exist for the stock, as it is not actively traded.

	Qurate Retail
	Series B (QRTEB)
	High	Low
2022
First quarter	$8.08	4.75
Second quarter	$5.80	3.61
Third quarter	$21.93	3.04
Fourth quarter	$13.56	4.20
2023
First quarter	$7.44	4.28
Second quarter	$9.50	3.69
Third quarter	$8.74	5.12
Fourth quarter	$9.15	5.42

Holders

As of January 31, 2024, there were 2,148 and 58 record holders of our Series A and Series B common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

On November 4, 2021, Qurate Retail announced that its board of directors (the “Board of Directors”) declared a special cash dividend in the amount of $1.25 per common share for an aggregate cash dividend of approximately $488 million based on shares outstanding as of October 31, 2021. The dividend was payable on November 22, 2021 to stockholders of record of Qurate Retail’s Series A and Series B common stock as of the close of business on November 15, 2021.

Aside from the above mentioned dividends, we have not paid any cash dividends on our common stock during the years ended December 31, 2023, 2022, and 2021.  Payment of cash dividends, if any, in the future will be determined by the Board of Directors in light of our earnings, financial condition and other relevant considerations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

In May 2019, the board authorized the repurchase of $500 million of Series A or Series B common stock. In August 2021, the board authorized the repurchase of $500 million of Series A or Series B common stock.

There were no repurchases of Series A common stock, Series B common stock or the Company’s 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Preferred Stock”) during the three months ended December 31, 2023.

No shares of Series A common stock and 30 shares of Preferred Stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2023.

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

Overview

We own controlling and non-controlling interests in a broad range of video and online commerce companies. Our largest businesses and reportable segments are QxH (QVC U.S. and HSN, Inc. (“HSN”)) and QVC International. QVC, Inc. (“QVC”), which includes QxH and QVC International, markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries via highly engaging video-rich, interactive shopping experiences. Cornerstone Brands, Inc. (“CBI”) consists of a portfolio of aspirational home and apparel brands, and is a reportable segment.  Our “Corporate and other” category includes various cost method investments.

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

Included in revenue in the accompanying consolidated statements of operations is $301 million, $906 million and $1,453 million, for the years ended December 31, 2023, 2022 and 2021, respectively, related to Zulily. Included in net earnings (loss) in the accompanying consolidated statement of operations is a loss of $44 million, a loss of $470 million, and a loss of $412 million, for the years ended December 31, 2023, 2022, and 2021, respectively, related to Zulily. Included in total assets in the accompanying consolidated balance sheets as of December 31, 2022 is $257 million, related to Zulily.

The COVID-19 pandemic resulted in significant disruption to the global economy and negatively impacted us and our operations. For example, as a result of COVID-19, many traditional brick-and-mortar retailers temporarily closed their stores while distance retailers, such as QVC, continued operating. As a result, QVC initially experienced an increase in new customers and an increase in demand for certain categories, such as home and electronics. However, as traditional brick-and-mortar retailers were allowed to reopen their stores and consumers were able to resume prepandemic shopping habits, we observed a decline in customers and a decline in demand for our products.

Beginning in the second quarter of 2021, QVC experienced escalating shipping disruptions due to challenges in the global supply chain and labor market. These factors caused extended lead time on inventory orders. As a result, the delayed receipt of inventory ordered in prior periods impacted QVC’s ability to have the right products at the right time. These factors also impacted QVC’s ability to offer certain goods and ship orders timely to our customers. Although these product shortages and supply chain disruptions have moderated, in the event of resurgences of COVID-19, including new variants in the future, or the occurrence of another pandemic or epidemic, QVC cannot be certain that they will be able to identify alternative sources for their products without delay or without greater cost to us.

In addition, as a result of COVID-19 QVC experienced material negative impacts to our financial results, including our capital and liquidity, decreases in the disposable income of existing and potential new customers, heightened inflation, increased currency volatility resulting in adverse currency rate fluctuations and higher interest rates.

QVC has seen inflationary pressures during the period, including higher wages and merchandise costs. If these pressures persist, inflated costs may result in certain increased costs outpacing QVC’s pricing power in the near term.

On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC U.S., and also served as QVC U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and would not reopen. QVC took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023 and as of December 31, 2023 received net cash proceeds of $19 million. QVC continues to assess its network footprint and is making investments to expand capacity and increase throughput as a result of the loss of the Rocky Mount fulfillment center.

Based on the provisions of QVC’s insurance policies certain fire related costs were recoverable. In June 2023, QVC agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2022 and 2023, QVC recorded cumulative fire related costs of $407 million and $439 million, respectively. Cumulative costs as of December 31, 2022 and 2023 include $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2022 and 2023, QVC received cumulative insurance proceeds of $380 million and $660 million, respectively and recorded net gains, representing the proceeds received in excess of recoverable losses recognized, of $132 million and $208 million, respectively. Of the $280 million of insurance proceeds received during the year ended December 31, 2023, $210 million represents recoveries for business interruption losses. The fire related costs and gains related to insurance recoveries are included in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.

While QVC took steps to minimize the overall impact to the business, it experienced increased warehouse and logistics costs during the years ended December 31, 2023 and 2022.  QVC does not anticipate these increased warehouse and logistics costs will have a material impact on future periods.

In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction, and as a result, recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022 calculated as the difference between the aggregate consideration received (including cash of $250 million and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center.  The gain is included in gains on sale of asset and sale leaseback transactions in the consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

In July 2022, QVC sold five owned and operated properties located in the U.S. to an independent third party and received net cash proceeds of $443 million. Concurrent with the sale, QVC entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $277 million gain related to the successful sale leaseback during the year ended December 31, 2022, calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $207 million right-of-use asset and a $205 million operating lease liability, with the difference attributable to initial direct costs.

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

Strategies and Challenges

QVC

On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its QVC U.S. and HSN brands and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength.

Improve Customer Experience and Grow Relationships. Qurate Retail is focused on rebuilding stronger connections with their customers. In order to improve customer experience and grow relationships, Qurate Retail is working to optimize programming using advanced analytics to align product offerings, promotions and airtime with customer preferences. In addition, we expect to invest in infrastructure which will endeavor to improve the customer's order to delivery experience by reducing shipping time and improving shipment tracking visibility. We will continue to focus on customer loyalty through providing customers with a more personalized experience.

Rigorously execute core processes. Qurate Retail is enhancing its core processes to deliver the human story telling experience behind a product while also sharing a clear and compelling value proposition. In order to rigorously execute core processes, Qurate Retail will optimize pricing and assortment by investing in enhanced IT systems that will support real-time pricing and promotion adjustments at an item level. We will also focus on growing our private label brands to drive revenue and margin at productive scale.

Lower cost to serve. Qurate Retail is right sizing its cost base to improve profitability and cash generation. In order to lower cost to serve, Qurate Retail will enhance review of spending to identify cost savings opportunities and opportunities to create new operational efficiencies, through end-to-end product and process reviews, and leveraging technology and process automation. Additionally, we will improve product margin through lower fulfillment costs, freight optimization and higher productivity.

Optimize the brand portfolio. Qurate Retail divested Zulily in the second quarter of 2023, consistent with its goal of optimizing the brand portfolio. Qurate Retail is exploring untapped opportunities to maximize brand value.

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

QVC’s future net revenue will depend on its ability to grow through digital platforms, retain and grow revenue from existing customers and attract new customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of video-on-demand technologies and Internet video services; (iv) QVC's ability to source new and compelling products; and (v) general economic conditions.

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

During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and planned a workforce reduction that was completed in February 2023. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan, and QVC expects to incur additional expenses related to Project Athens initiatives in future periods. During the year ended December 31, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statements of operations.

CBI.

CBI’s goal is to continue to provide customers with appealing home furnishings and apparel products that delight and inspire. As customers shop CBI’s breadth of products through its websites, retail stores or through its catalog mailings, they will find products that allow them to outfit their lives and homes to their unique style. CBI’s brands, including Ballard Designs, Frontgate, Grandin Road and Garnet Hill, provide a selection of fresh, unique and aspirational merchandise curated every season. CBI intends to employ the following strategies to achieve these goals and objectives: (i) acquire new customers through effective direct-to-consumer marketing; (ii) expand brick-and-mortar retail in attractive markets; (iii) further develop proprietary product that is unique to its brand positioning; (iv) invest in cross brand loyalty programs and a redesigned mobile platform; and (v) build out a successful low cost supply chain network to support the growth of the business.

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

Results of Operations—Consolidated

General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reportable segments. The "Corporate and other" category consists of various cost method investments. For a more detailed discussion and analysis of the financial results of the principal reporting segments, see "Results of Operations - Businesses" below.

A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023 (the “2022 Form 10-K”).

Operating Results

	Years ended December 31,
	2023	2022

	amounts in millions
Revenue
QxH	$6,995	7,359
QVC International	2,454	2,528
CBI	1,165	1,313
Corporate and other	301	906
Consolidated Qurate Retail	$10,915	12,106

Operating Income (Loss)
QxH	$275	(1,820)
QVC International	370	306
CBI	35	48
Corporate and other	(90)	(575)
Consolidated Qurate Retail	$590	(2,041)

Adjusted OIBDA
QxH	$746	750
QVC International	325	358
CBI	67	78
Corporate and other	(64)	(122)
Consolidated Qurate Retail	$1,074	1,064

Revenue.    Our consolidated revenue decreased 9.8% for the year ended December 31, 2023, as compared to the corresponding prior year period.

QxH, CBI and QVC International revenue decreased $364 million, $148 million and $74 million, respectively, during the year ended December 31, 2023, as compared to the same period in the prior year.  See "Results of Operations – Businesses" below for a more complete discussion of the results of operations of QVC and CBI. Corporate and other revenue decreased $605 million for the year ended December 31, 2023, as compared to the same period in the prior year, due to Zulily’s results only being recorded through May 23, 2023.

Operating income (loss).    Our consolidated operating income increased $2,631 million for the year ended December 31, 2023 as compared to the corresponding prior year period.

QxH and QVC International operating income increased $2,095 million and $64 million, respectively, and CBI decreased by  $13 million, for the year ended December 31, 2023, compared to the same period in the prior year. See "Results of Operations – Businesses" below for a more complete discussion of the results of operations of QVC and CBI. Operating income for Corporate and other increased $485 million for the year ended December 31, 2023, as compared to the corresponding period in the prior year, primarily related to Zulily’s operations only being recorded through May 23, 2023 as a result of the divestiture of Zulily.

Adjusted Operating Income Before Depreciation and Amortization (“OIBDA”).    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, penalties and fire related costs, net (including Rocky Mount inventory losses), and gains on sale of assets and leaseback transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA.

	Years ended December 31,
	2023	2022

	amounts in millions
Operating income (loss)	$590	(2,041)
Depreciation and amortization	407	481
Stock-based compensation	53	60
Restructuring, penalties and fire related costs, net of (recoveries)	(189)	3
Gains on sale of assets and sale leaseback transactions	(113)	(520)
Impairment of intangible assets	326	3,081
Adjusted OIBDA	$1,074	1,064

Consolidated Adjusted OIBDA increased $10 million for the year ended December 31, 2023, as compared to the corresponding prior year period.

All remaining businesses experienced Adjusted OIBDA declines for the year ended December 31, 2023, as compared to the corresponding prior year period. See "Results of Operations – Businesses" below for a more complete discussion of the results of operations of QVC and CBI.  Corporate and other Adjusted OIBDA increased $58 million for the year ended December 31, 2023, as compared to the corresponding period in the prior year primarily due to the divestiture of Zulily and Adjusted OIBDA losses only being recorded through May 23, 2023.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2023	2022

	amounts in millions
Interest expense	$(451)	(456)
Interest and dividend income	52	10
Realized and unrealized gains (losses) on financial instruments, net	(61)	55
Loss on disposition of Zulily	(64)	—
Tax sharing income (expense) with Liberty Broadband	(11)	79
Other, net	11	45
Other income (expense)	$(524)	(267)

Interest expense.    Interest expense decreased $5 million for the year ended December 31, 2023, as compared to the corresponding prior year period, due to the reversal of interest expense accrued in prior periods related to QVC’s settlement of state income tax reserves during the current period, and a decrease in Corporate level interest expense due to the exchanges of the 1.75% Exchangeable Senior Debentures (as defined below) during the current period, partially offset by higher interest expense as a result of the outstanding balance and a higher interest rate on QVC’s senior secured credit facility (the “Credit Facility”) during the current period.

Interest and dividend income. Interest and dividend income increased $42 million for the year ended December 31, 2023, as compared to the corresponding prior year period, primarily related to increases in cash balances during the first half of 2023 and higher interest rates on invested cash balances compared to the prior year.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2023	2022

	amounts in millions
Equity securities	$(22)	13
Exchangeable senior debentures	(33)	324
Indemnification asset	(5)	(273)
Other financial instruments	(1)	(9)
	$(61)	55

The changes in these accounts are due primarily to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate. The increase in realized and unrealized losses for the year ended December 31, 2023 as compared to the corresponding prior year was primarily due to an increase in unrealized losses on the exchangeable senior debentures driven by increases in stock prices of the securities underlying the debentures compared to the prior year, and an increase in unrealized losses on the Company’s equity securities, partially offset by a decrease in unrealized losses on the indemnification asset (see note 4 of the accompanying consolidated financial statements).

Loss on disposition of Zulily. The Company recorded a net loss of $64 million associated with the disposition of Zulily during the year ended December 31, 2023 (see note 1 to the accompanying consolidated financial statements).

Tax sharing income (expense) with Liberty Broadband. The Company has a tax sharing agreement with Liberty Broadband.  As a result, the Company recognized tax sharing loss of $11 million and tax sharing income of $79 million for the years ended December 31, 2023 and 2022, respectively.

Other, net. Other, net decreased $34 million for the year ended December 31, 2023, when compared to the corresponding prior year periods. The activity captured in Other, net is primarily attributable to foreign exchange gains (losses) and tax sharing income. The increase in Other, net for the year ended December 31, 2023 is primarily due to the result of foreign exchange losses in the current year compared to foreign exchange gains in the prior year, and the sale of warrants at QVC in the prior year and no similar sale in the current year, partially offset by tax sharing income from Liberty Media Corporation (“LMC”).

Income taxes.  Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Years ended December 31,
	2023	2022
Earnings (loss) from continuing operations before income taxes	$66	(2,308)
Income tax (expense) benefit	(160)	(224)
Effective income tax rate	242%	10%

For the year ended December 31, 2023 income tax expense was greater than the U.S. statutory rate of 21% due to state income tax expense, foreign income tax expense, the impairment of goodwill that is not deductible for tax purposes, non-deductible interest expense related to Preferred Stock and stock compensation, partially offset by tax benefits from a decrease in effective tax rate used to measure deferred taxes.

For 2022, the most significant portion of the losses before income taxes relates to a goodwill impairment that is not deductible for tax purposes.

Net earnings (loss).    We had net losses of $94 million and $2,532 million for the years ended December 31, 2023 and 2022, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2023 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, debt (including availability under the Credit Facility, as discussed in note 6 of the accompanying consolidated financial statements), and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted.  For example, under QVC’s bond indentures, it is able to pay dividends or make other restricted payments if it is not in default on its senior secured notes and its consolidated leverage ratio is no greater than 3.5 to 1.0 (“the senior secured notes leverage basket”).  In addition, under the Credit Facility, QVC is able to pay dividends or make other restricted payments if it is not in default on the Credit Facility and its consolidated net leverage ratio is no greater than 4.0 to 1.0.  Further, under QVC’s bond indentures and the Credit Facility credit agreement, unlimited dividends are permitted to service the debt of Qurate Retail so long as there is no default (i.e., no leverage test is needed).

As of December 31, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes or the Credit Facility) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Qurate Retail and certain of its subsidiaries’ debt credit ratings were downgraded during the year ended December 31, 2023 as follows: (i) Fitch Ratings downgraded Qurate Retail, LI LLC, and QVC’s long-term issuer default ratings from “BB-” to “B”, LI LLC’s senior unsecured rating from “BB-” to “CCC+”, and QVC’s senior secured rating from “BB+” to “B+”; (ii) S&P Global downgraded LI LLC’s issuer credit rating from “B-” to “CCC+”, LI LLC’s senior unsecured rating from “CCC” to “CCC-”, and QVC’s senior secured rating from “B+” to “B-”; and (iii) Moody’s downgraded LI LLC corporate family rating from “B1” to “B3”, LI LLC’s senior unsecured rating from “B3” to “Caa2”, and  QVC’s senior secured debt ratings from “Ba3” to “B2.”

Qurate Retail and its subsidiaries are in compliance with their debt covenants as of December 31, 2023.

As of December 31, 2023, Qurate Retail's liquidity position consisted of the following:

Cash and cash
equivalents

amounts in millions
QVC	$307
CBI	86
Corporate and other	728
Total Qurate Retail	$1,121

To the extent that the Company recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have $2.28 billion available for borrowing under the Credit Facility at December 31, 2023. As of December 31, 2023, QVC had approximately $204 million of cash and cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 76% of this foreign cash balance was that of QVC Japan. QVC owns 60% of QVC Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co, LTD.

Our cash generated by operating activities was significantly higher in 2023 than it was in 2022 due to receipt of insurance proceeds and favorable working capital trends.  We believe our businesses will continue to generate positive cash from operating activities in future periods.

	Years ended December 31,
	2023	2022

Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$919	194
Net cash provided (used) by investing activities	$(54)	601
Net cash provided (used) by financing activities	$(1,010)	(72)

During the year ended December 31, 2023, Qurate Retail's primary sources of cash were insurance proceeds of $280 million, proceeds from the sales of fixed assets of $208 million, and proceeds of $71 million from disposition of investments, partially offset by capital expenditures of $230 million, expenditure for television distribution rights of $113 million, and dividends paid to noncontrolling interest of $53 million.

The projected uses of Qurate Retail’s cash in the next year, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt including approximately $330 million for estimated interest payments on corporate level and other subsidiary debt, anticipated capital improvement spending between $235 million and $250 million, the repayment of certain debt obligations,  payments related to television distribution rights, payment of dividends to the holders of the Preferred Stock, and additional investments in existing or new businesses. The Company also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.

The Company may from time to time repurchase any level of its outstanding debt through open market purchases, privately negotiated transactions, redemptions, tender offers or otherwise. Repurchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

On February 27, 2024, QVC delivered a notice of redemption to the trustee and holders of QVC’s 4.85% senior secured notes due 2024 (the “2024 Notes”).  Pursuant to the notice of redemption, QVC expects to redeem the remaining outstanding 2024 Notes in full on March 28, 2024.

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

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years

	amounts in millions
Consolidated material cash requirements
Long-term debt (1)	$5,939	426	1,448	1,081	2,984
Interest payments (2)	3,631	334	596	421	2,280
Finance and operating lease obligations	1,363	117	209	195	842
Preferred Stock (3)	2,008	102	203	203	1,500
Purchase orders and other obligations (4)	2,030	1,966	55	9	—
Total	$14,971	2,945	2,511	1,909	7,606
(1)	Amounts are reflected in the table at the outstanding principal amount, assuming the debt instruments will remain outstanding until the stated maturity date, and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheets. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2023, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2023 rates and (iii) assume that our existing debt is repaid at maturity.
(3)	This amount reflects the annual 8.0% dividend on shares of Preferred Stock outstanding as of December 31, 2023 and redemption of the Preferred Stock on March 15, 2031.
(4)	Amounts include open purchase orders for inventory and non-inventory purchases along with other material cash requirements.

Critical Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.  All of these accounting estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with the audit committee of the Board of Directors.

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

As of December 31, 2023, the intangible assets not subject to amortization for each of our significant reportable segments were as follows:

	Goodwill	Tradenames	Total

	amounts in millions
QxH	$2,367	2,698	5,065
QVC International	785	—	785
CBI	12	—	12
	$3,164	2,698	5,862

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter of each year, or more frequently, if events or circumstances indicate impairment may have occurred. We utilize a qualitative assessment for determining whether a quantitative goodwill and other non-amortizable intangible asset impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. In 2023 an impairment of $326 million was recorded to QxH’s goodwill. In 2022, an impairment of $2,535 million was recorded to QxH’s goodwill.  In 2022 and 2021, impairments of $226 million and $233 million were recorded to Zulily’s goodwill, respectively. No tradename impairments were recorded during the year ended December 31, 2023. In 2022, an impairment of $180 million was recorded to the QxH tradename (related to the tradename associated with HSN).  In 2022 and 2021, impairments of $140 million and $130 million were recorded to Zulily’s tradename, respectively.

Retail Related Adjustments and Allowances. QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in its consolidated statements of operations. Sales returns represented 16.3% and 15.3% of gross product revenue for the years ended December 31, 2023 and 2022, respectively.  The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on, among other factors, the aging of its inventory balance, the likely method of disposition, and the estimated recoverable values based on historical experience of inventory markdowns and liquidation. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. As of December 31, 2023, QVC's inventory was $860 million, which was net of the obsolescence reserve of $115 million. As of December 31, 2022, QVC’s inventory was $1,035 million, which was net of the obsolescence reserve of $143 million. QVC's allowance for credit losses is calculated as a percent of accounts receivable at the end of a reporting period, and is based on historical experience, with the change in such allowance recorded as a provision for credit losses in selling, general and administrative expenses in the consolidated statements of operations. Trade accounts receivable (including installment payment, credit card and customer receivables) were $1,294 million and $1,319 million, as of December 31, 2023 and 2022, respectively. Allowance for credit losses related to uncollectible trade accounts receivable was $82 million and $87 million as of December 31, 2023 and 2022, respectively. Each of these estimates requires management judgment and may not reflect actual results.

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

In the U.S., QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN, and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, which we refer to as QVC's "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, DirectTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; social media pages and over-the-air broadcasters.

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

QVC's operating results were as follows:

	Years ended December 31,
	2023	2022

	amounts in millions
Net revenue	$9,449	9,887
Cost of goods sold (excluding depreciation, amortization and Rocky Mount inventory losses shown below)	(6,273)	(6,751)
Operating expenses	(739)	(760)
SG&A expenses (excluding stock-based compensation)	(1,366)	(1,268)
Adjusted OIBDA	1,071	1,108
Restructuring, penalties and fire related (costs), net of recoveries (including Rocky Mount inventory losses)	196	10
Gains on sale of assets and sale leaseback transactions	113	520
Impairment of intangible assets	(326)	(2,715)
Stock-based compensation	(37)	(36)
Depreciation and amortization	(372)	(401)
Operating income (loss)	$645	(1,514)

Net revenue was generated from the following geographical areas:

	Years ended December 31,
	2023	2022

	amounts in millions
QxH	$6,995	7,359
QVC International	2,454	2,528
	$9,449	9,887

QVC's consolidated net revenue decreased 4.4% for the year ended December 31, 2023, as compared to the corresponding prior year.  The $438 million decrease in 2023 net revenue was primarily due to a 5.3% decrease in units shipped across both segments, $40 million in unfavorable foreign exchange rates, a $41 million decrease in shipping and handling revenue at QxH and to a lesser extent QVC International and a $55 million increase in estimated product returns at QxH. These declines were partially offset by a 2.7% increase in average selling price (“ASP”) across both segments.

During the year ended December 31, 2023, the change in revenue and expenses was affected by the change in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for QVC in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2023
	U.S. dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(5.0)%	—%	(5.0)%
QVC International	(2.9)%	(1.6)%	(1.3)%

In 2023, the QxH net revenue decrease was primarily due to a 6.3% decrease in units shipped, a $55 million increase in estimated product returns, and a $34 million decrease in shipping and handling revenue. These declines were partially offset by a 3.1% increase in ASP. For the year ended December 31, 2023, QxH experienced shipped sales declines across all categories. The increase in estimated product returns was primarily driven by higher return rates and shifts in sales mix. QVC International net revenue decline in constant currency was primarily due to a 3.1% decrease in units shipped across all markets except the U.K. and a $7 million decrease in shipping and handling revenue. These declines were partially offset by a 2.3% increase in ASP driven by Germany and Japan. For the year ended December 31, 2023, QVC International experienced shipped sales growth in constant currency in beauty and home with declines across all other product categories.

QVC's cost of goods sold as a percentage of net revenue was 66.4%, and 68.3% for the years ended December 31, 2023 and 2022, respectively. The decrease in cost of goods sold as a percentage of revenue in 2023 is primarily due to product margin expansion across both segments and lower inventory obsolescence and lower freight costs driven by QxH. These decreases were partially offset by higher warehousing costs primarily in QVC International and to a lesser extent QxH. Higher warehousing costs for the year ended December 31, 2023 are primarily due to higher rent expense of $33 million as a result of warehouses sold and leased back during the prior year and current period, partially offset by favorability at QxH as a result of strains on our fulfillment network due to the loss of the Rocky Mount fulfillment center impacting the prior year that did not recur at the same level in the current year.

QVC’s operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, and telecommunications expenses. Operating expenses decreased $21 million or 3% for the year ended December 31, 2023, as compared to the prior year. Operating expenses were 7.8% and 7.7% of net revenue for the years ended December 31, 2023 and 2022, respectively. The decrease in 2023 was primarily due to a decrease of $19 million in personnel costs primarily at QxH, a decrease in credit card processing fees of $5 million primarily at QxH and a $5 million decrease as a result of favorable exchange rates, partially offset by an increase of $10 million in commissions expense at QxH, primarily due to higher fixed MSO commission contracts.

QVC’s SG&A expenses excluding stock-based compensation include personnel, information technology, provision for doubtful accounts, production costs and marketing and advertising expense. Such expenses increased $98 million, and were 14.5% of net revenue for the year ended December 31, 2023 as compared to the prior year.

The increase in 2023 was due to a $71 million increase in consulting fees, a $55 million increase in personnel costs and an $8 million increase in rent, all of which were primarily driven by QxH. These increases were partially offset by a $16 million decrease in estimated credit losses and a $12 million decrease in marketing costs, both primarily driven by QxH. The decrease to estimated credit losses was due to an unfavorable adjustment recognized in the prior year compared to favorable adjustments recognized in the current year based on actual collections experience, lower sales volume and shifts in sales mix.

QVC recorded a gain of $196 million and a gain of $10 million for the years ended December 31, 2023 and 2022, respectively, in restructuring, penalties and fire related costs, net of recoveries. For the year ended December 31, 2023, the gain related to a $240 million gain on insurance proceeds received in excess of fire losses and a $17 million gain on the sale of the Rocky Mount property, partially offset by $32 million of other fire related costs, a Consumer Product Safety Commission (“CPSC”) civil penalty of $16 million and $13 million of restructuring costs related to workforce reduction. For the year ended December 31, 2022, the gain primarily related to insurance proceeds received for inventory and fixed asset losses partially offset by write-downs on Rocky Mount inventory and restructuring costs primarily related to workforce reduction. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in Cost of goods sold.

QVC recorded $113 million of gains on sale of assets and sale leaseback transactions for the year ended December 31, 2023. These gains primarily related to the sale leaseback of two owned and operated properties located in Germany and the U.K. QVC recorded $520 million of gains on sale leaseback transactions for the year ended December 31, 2022. These gains related to the sale leaseback of six owned and operated U.S. properties.

QVC recorded an impairment loss of $326 million for the year ended December 31, 2023 related to the decrease in fair value of the QxH reporting unit as a result of the quantitative assessment that was performed by the Company (see note 5 to the accompanying consolidated financial statements).

QVC recorded an impairment loss of $2,715 million for the year ended December 31, 2022 related to the decrease in the fair value of the HSN indefinite-lived tradename and the QxH reporting unit (see note 5 to the accompanying consolidated financial statements).

Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $37 million and $36 million of stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively.

Depreciation and amortization decreased $29 million for the year ended December 31, 2023, as compared to the corresponding prior year.  Depreciation and amortization included $62 million of acquisition related amortization during   each of the years ended December 31, 2023 and 2022,  respectively. For the year ended December 31, 2023, depreciation and amortization was primarily related to the six owned and operated U.S. properties sold and leased back during 2022 and the Germany and the U.K. properties sold and leased back during the first quarter of 2023, as well as lower channel placement amortization and related expenses due to adjustments recognized related to lower subscriber counts and a reduction in channel placement assets due to reduced contract terms, partially offset by an increase in software amortization due to software additions including an enhancement to QVC's Enterprise Resource Planning system that was placed into service in the second quarter of 2023.

CBI

CBI consists of a portfolio of aspirational home and apparel brands in the U.S. that sell merchandise through brick-and-mortar retail locations as well as via the Internet through their websites.

CBI's operating results for the last two years were as follows:

	Years ended December 31,
	2023	2022

	amounts in millions
Net revenue	$1,165	1,313
Cost of goods sold	(717)	(850)
Operating expenses	(45)	(48)
SG&A expenses (excluding stock-based compensation)	(336)	(337)
Adjusted OIBDA	67	78
Stock-based compensation	(4)	(3)
Depreciation and amortization	(26)	(27)
Restructuring costs	(2)	—
Operating income (loss)	$35	48

CBI's consolidated net revenue decreased 11.3% for the year ended December 31, 2023, as compared to the corresponding prior year, primarily attributable to a decrease in ASP and units shipped compared to the prior year.  The decrease in ASP was primarily the result of increased promotional activity.

CBI's cost of goods sold as a percentage of net revenue was 61.5% and 64.7% for the years ended December 31, 2023 and 2022, respectively. Cost of goods sold as a percentage of net revenue decreased for the year ended December 31, 2023, compared to the prior year, primarily due to lower inbound logistics costs driven by lower storage fees and ocean container rates.

CBI’s operating expenses are principally comprised of credit card fees and customer service expenses.  Operating expenses decreased $3 million for the year ended December 31, 2023, compared to the prior year, driven by decreased credit card fees and customer service charges due to decreased revenue.

CBI’s SG&A expenses include print, digital and retail marketing. As a percentage of net revenue, SG&A increased to 28.8% from 25.7% for the years ended December 31, 2023 and 2022, respectively.  This increase is primarily due to lower revenues compared to the prior year.

CBI’s stock-based compensation expense increased $1 million for the year ended December 31, 2023, compared to the corresponding period in the prior year, primarily due to a valuation adjustment.

CBI’s depreciation and amortization expense increased $1 million for the year ended December 31, 2023, as compared to the corresponding period in the prior year, primarily due to increased capital investments, primarily in retail stores and technology.

CBI had restructuring charges of $2 million during the year ended December 31, 2023, as a result of a corporate restructuring in May 2023. The costs relate to severance expense and outplacement services.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2023, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QxH and QVC International	$857	7.0%	$3,509	5.2%
Corporate and other	$—	—%	$1,573	6.1%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the years ended December 31, 2023, 2022 and 2021 would have been impacted by approximately $3 million, $4 million and $6 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”) and under the supervision of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

See page II-21 for Management's Report on Internal Control Over Financial Reporting.

See page II-22 for KPMG LLP’s report regarding the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than as discussed below in “Remediation of Material Weakness in Internal Control over Financial Reporting” there has been no change in the Company’s internal control over financial reporting that occurred during the

Company’s quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

See “Item 9A. Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting” and “Item 9A. Controls and Procedures - Material Weakness in Internal Control” contained in the 2022 Form 10-K for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2022 and remediation plans for that material weakness.

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in the 2022 Form 10-K, the Company developed a plan with oversight from the audit committee of the Board of Directors to remediate the material weakness. The remediation efforts implemented include the following:

●	Enhanced the information technology general controls (“ITGC”) risk assessment process;
●	Evaluated talent and addressing identified gaps;
●	Delivered training on internal control over financial reporting;
●	Improved change management and logical access control activities that contributed to the ITGC material weakness including removing all inappropriate information technology system access associated with the ITGC material weakness;
●	Implemented user activity monitoring for control activities contributing to the ITGC material weakness; and
●	Implemented additional compensating control activities over the completeness and accuracy of data provided by the affected systems.

For the quarter ended December 31, 2023, the Company completed the testing and evaluation of the operating effectiveness of the controls and determined that the controls were designed and operating effectively as of December 31, 2023. Accordingly, the Company concluded the previously reported material weakness was remediated as of December 31, 2023.

Item 9B. Other Information.

Insider Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s last fiscal quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

The Company’s management, with participation of the Executives, under the oversight of the Company’s Board of Directors, evaluated the effectiveness of internal control over financial reporting as of December 31, 2023, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K, and issued an audit report on the Company's effectiveness of internal control over financial reporting. KPMG LLP’s report appears on page II-22 of this Annual Report on Form 10- K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Qurate Retail, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Qurate Retail, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity, for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Qurate Retail, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Qurate Retail, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over revenue

As discussed in note 2 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $10,915 million of revenue for the year ended December 31, 2023, of which $6,995 million related to QxH, $2,454 million related to QVC International, $1,165 million related to Cornerstone Brands, Inc., and $301 million related to corporate and other revenue. The processing of these revenue streams is reliant upon multiple information technology (IT) systems and the IT systems differ between revenue streams.

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

Fair value of the QxH reporting unit and tradenames with indefinite lives

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s reporting units align with its operating segments and the QxH operating segment goodwill balance was $2,367 million as of December 31, 2023. Tradenames with indefinite lives were $2,698 million as of December 31, 2023. The Company performs goodwill and indefinite-lived intangible asset impairment testing on an annual basis and more frequently if events and circumstances indicated that the asset might be impaired. The fair value of the QxH reporting unit was determined using a discounted cash flow method, and a goodwill impairment of $326 million was recorded.  The fair value of tradenames with indefinite lives was determined using the relief from royalty method. The goodwill impairment loss was recorded in the fourth quarter of 2023.

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

Denver, Colorado
February 28, 2024

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2023 and 2022

	2023	2022

Assets	amounts in millions
Current assets:
Cash and cash equivalents	$1,121	1,275
Trade and other receivables, net	1,308	1,394
Inventory, net	1,044	1,346
Indemnification agreement receivable	—	50
Other current assets	209	210
Total current assets	3,682	4,275

Property and equipment	1,475	1,661
Accumulated depreciation	(963)	(1,091)
	512	570
Intangible assets not subject to amortization (note 5):
Goodwill	3,164	3,501
Tradenames	2,698	2,718
	5,862	6,219
Intangible assets subject to amortization, net (note 5)	526	612
Operating lease right-of-use assets (note 7)	635	585
Other assets, at cost, net of accumulated amortization	151	310
Total assets	$11,368	12,571

(continued)

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2023 and 2022

	2023	2022

	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$895	976
Accrued liabilities	983	1,133
Current portion of debt, including $219 million and $614 million measured at fair value (note 6)	642	828
Other current liabilities	97	162
Total current liabilities	2,617	3,099
Long-term debt (note 6)	4,698	5,525
Deferred income tax liabilities (note 8)	1,531	1,440
Preferred stock (note 9)	1,270	1,266
Operating lease liabilities (note 7)	615	518
Other liabilities	148	198
Total liabilities	10,879	12,046
Equity
Stockholders' equity (note 9):
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 383,047,720 shares at December 31, 2023 and 374,390,323 shares at December 31, 2022	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,700,380 shares at December 31, 2023 and 8,373,512 shares at December 31, 2022	—	—
Additional paid-in capital	99	53
Accumulated other comprehensive earnings (loss), net of taxes	86	18
Retained earnings	196	337
Total stockholders' equity	385	412
Noncontrolling interests in equity of subsidiaries	104	113
Total equity	489	525
Commitments and contingencies (note 14)
Total liabilities and equity	$11,368	12,571

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021

	amounts in millions,
	except per share amounts
Total revenue, net	$10,915	12,106	14,044
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	7,230	8,417	9,231
Operating expense	795	835	875
Selling, general and administrative, including stock-based compensation	1,869	1,945	1,930
Impairment of intangible assets	326	3,081	363
Gains on sale of assets and sale leaseback transactions	(113)	(520)	—
Restructuring, penalties and fire related costs, net of (recoveries) (note 14)	(189)	(92)	21
Depreciation and amortization	407	481	537
	10,325	14,147	12,957
Operating income (loss)	590	(2,041)	1,087
Other income (expense):
Interest expense	(451)	(456)	(468)
Dividend and interest income	52	10	5
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(61)	55	98
Loss on disposition of Zulily, net	(64)	—	—
Tax sharing income (expense) with Liberty Broadband	(11)	79	10
Other, net	11	45	(94)
	(524)	(267)	(449)
Earnings (loss) from continuing operations before income taxes	66	(2,308)	638
Income tax (expense) benefit (note 8)	(160)	(224)	(217)
Net earnings (loss)	(94)	(2,532)	421
Less net earnings (loss) attributable to the noncontrolling interests	51	62	81
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(145)	(2,594)	340

Basic net earnings (loss) attributable to Qurate Retail, Inc. shareholders per common share (note 2):	$(0.37)	(6.83)	0.84
Diluted net earnings (loss) attributable to Qurate Retail, Inc. shareholders per common share (note 2):	$(0.37)	(6.83)	0.82

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021

	amounts in millions
Net earnings (loss)	$(94)	(2,532)	421
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	15	(182)	(128)
Recognition of previously unrealized losses (gains) on debt, net	(43)	(14)	(1)
Credit risk on fair value debt instruments gains (loss) (note 13)	84	277	(36)
Other	5	—	—
Other comprehensive earnings (loss)	61	81	(165)
Comprehensive earnings (loss)	(33)	(2,451)	256
Less comprehensive earnings (loss) attributable to the noncontrolling interests	44	46	67
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(77)	(2,497)	189

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021

	amounts in millions
	(See note 3)
Cash flows from operating activities:
Net earnings (loss)	$(94)	(2,532)	421
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	407	481	537
Impairment of intangible assets	326	3,081	363
Stock-based compensation	53	60	72
Noncash interest expense	9	10	10
Realized and unrealized (gains) losses on financial instruments, net	61	(55)	(98)
Gains on sale of assets and sale leaseback transactions	(113)	(520)	—
Gain on insurance proceeds, net of fire related costs	(225)	(132)	—
Deferred income tax expense (benefit)	80	12	(4)
Insurance proceeds received for inventory, operating expenses and business interruption losses	226	96	100
Loss on disposition of Zulily, net	64	—	—
Other noncash charges (credits), net	15	(38)	106
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	36	124	27
Decrease (increase) in inventory	257	254	(440)
Decrease (increase) in prepaid expenses and other assets	68	102	76
(Decrease) increase in trade accounts payable	(34)	(446)	147
(Decrease) increase in accrued and other liabilities	(217)	(303)	(92)
Net cash provided (used) by operating activities	919	194	1,225
Cash flows from investing activities:
Cash proceeds from dispositions of investments	71	13	81
Investment in and loans to cost and equity investees	—	(7)	(202)
Capital expenditures	(230)	(268)	(244)
Cash paid for disposal of Zulily	(41)	—	—
Expenditures for television distribution rights	(113)	(45)	(187)
Insurance proceeds received for fixed asset loss	54	184	—
Proceeds from sale of fixed assets	208	704	54
Payments for settlements of financial instruments	(179)	—	—
Payments from settlements of financial instruments	167	—	—
Other investing activities, net	9	20	(3)
Net cash provided (used) by investing activities	(54)	601	(501)
Cash flows from financing activities:
Borrowings of debt	1,267	3,029	1,037
Repayments of debt	(2,258)	(3,008)	(594)
Repurchases of Qurate Retail common stock	—	—	(365)
Withholding taxes on net share settlements of stock-based compensation	(1)	(7)	(29)
Payments for issuances of financial instruments	—	—	(694)
Proceeds from settlements of financial instruments	—	—	311
Dividends paid to noncontrolling interest	(53)	(68)	(60)
Dividends paid to common shareholders	(8)	(12)	(503)
Indemnification agreement settlement	45	—	—
Other financing activities, net	(2)	(6)	(17)
Net cash provided (used) by financing activities	(1,010)	(72)	(914)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(4)	(34)	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash	(149)	689	(218)
Cash, cash equivalents and restricted cash at beginning of period	1,285	596	814
Cash, cash equivalents and restricted cash at end of period	$1,136	1,285	596

See accompanying notes to consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Consolidated Statements Of Equity

Years ended December 31, 2023, 2022 and 2021

	Stockholders' Equity
				Accumulated
				other		Noncontrolling
			Additional	comprehensive		interest in
			paid-in	earnings (loss),	Retained	equity of	Total
	Series A	Series B	capital	net of taxes	Earnings	subsidiaries	equity

	amounts in millions
Balance at December 31, 2020	$4	—	—	72	3,478	135	3,689
Net earnings (loss)	—	—	—	—	340	81	421
Other comprehensive earnings (loss)	—	—	—	(151)	—	(14)	(165)
Stock-based compensation	—	—	67	—	—	—	67
Series A stock repurchases	—	—	(434)	—	—	—	(434)
Distribution to noncontrolling interest	—	—	—	—	—	(66)	(66)
Withholding taxes on net share settlements of stock-based compensation	—	—	(29)	—	—	—	(29)
Distribution of dividends to common and preferred shareholders	—	—	—	—	(499)	—	(499)
Other	—	—	2	—	—	—	2
Reclassification	—	—	394	—	(394)	—	—
Balance at December 31, 2021	4	—	—	(79)	2,925	136	2,986
Net earnings (loss)	—	—	—	—	(2,594)	62	(2,532)
Other comprehensive earnings (loss)	—	—	—	97	—	(16)	81
Stock-based compensation	—	—	58	—	—	—	58
Distribution to noncontrolling interest	—	—	—	—	—	(69)	(69)
Withholding taxes on net share settlements of stock-based compensation	—	—	(7)	—	—	—	(7)
Distribution of dividends to common and preferred shareholders	—	—	—	—	6	—	6
Other	—	—	2	—	—	—	2
Balance at December 31, 2022	4	—	53	18	337	113	525
Net earnings (loss)	—	—	—	—	(145)	51	(94)
Other comprehensive earnings (loss)	—	—	—	68	—	(7)	61
Stock-based compensation	—	—	46	—	—	—	46
Distribution to noncontrolling interest	—	—	—	—	—	(53)	(53)
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Distribution of dividends to common and preferred shareholders	—	—	—	—	4	—	4
Other	—	—	1	—	—	—	1
Balance at December 31, 2023	$4	—	99	86	196	104	489

See accompanying notes to consolidated financial statements.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

(1) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Qurate Retail, Inc. and its controlled subsidiaries (collectively, "Qurate Retail," the "Company," “we,” “us,” and “our”) unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. Qurate Retail is made up of wholly-owned subsidiaries QVC, Inc. (“QVC”), Cornerstone Brands, Inc. (“CBI”), and other cost method investments, and is primarily engaged in the video and online commerce industries in North America, Europe and Asia.

Qurate Retail and GCI Liberty, Inc. (“GCI Liberty”) entered into a tax sharing agreement in connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”). Pursuant to that tax sharing agreement, GCI Liberty agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation). Following a merger between Liberty Broadband Corporation (“Liberty Broadband”) and GCI Liberty, Liberty Broadband has assumed the tax sharing agreement. Qurate Retail had a tax sharing payable of approximately $16 million and $18 million as of December 31, 2023 and 2022, respectively, included in Other liabilities in the consolidated balance sheets.

Qurate Retail and Liberty Media Corporation (“LMC”) entered into certain agreements in order to govern certain of the ongoing relationships between the two companies. These agreements include a reorganization agreement, a services agreement (the “Services Agreement”) and a facilities sharing agreement (the “Facilities Sharing Agreement”).  Pursuant to the Services Agreement, LMC provides Qurate Retail with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity, and investor relations support. See below for a description of an amendment to the Services Agreement entered into in December 2019. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the Facilities Sharing Agreement, Qurate Retail shares office space with LMC and related amenities at LMC's corporate headquarters.  Under these various agreements approximately $7 million, $7 million and $10 million of these allocated expenses were reimbursable from Qurate Retail to LMC for the years ended December 31, 2023, 2022 and 2021, respectively.

In December 2019, the Company entered into an amended services agreement. Under the amended services agreement components of LMC’s Chief Executive’s Officer’s (“CEO”) compensation is either paid directly to him or reimbursed to LMC, in each case, based on allocations set forth in the amended services agreement. For the years ended December 31, 2023, 2022 and 2021, the allocation percentage for the Company was 11%, 13% and 17%, respectively.  See note 10 for additional information.

On November 4, 2021, Qurate Retail announced the Board of Directors declared a special cash dividend (the “November Special Dividend”) in the amount of $1.25 per common share for an aggregate cash dividend of approximately $488 million based on shares outstanding as of October 31, 2021. The November Special Dividend was payable on November 22, 2021 to stockholders of record of Qurate Retail’s Series A and Series B common stock as of the close of business on November 15, 2021.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

Included in revenue in the accompanying consolidated statements of operations is $301 million, $906 million and $1,453 million, for the years ended December 31, 2023, 2022 and 2021, respectively, related to Zulily. Included in net earnings (loss) in the accompanying consolidated statement of operations is a loss of $44 million, $470 million, and $412 million, for the years ended December 31, 2023, 2022, and 2021, respectively, related to Zulily. Included in total assets in the accompanying consolidated balance sheets as of December 31, 2022 is $257 million, related to Zulily.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

Trade Receivables

Trade receivables are reflected net of an allowance for credit losses and sales returns.   A provision for bad debts is provided as a percentage of accounts receivable based on historical experience in the period of sale and included in selling, general and administrative expense (“SG&A”).  A provision for vendor receivables are determined based on an estimate of probable expected losses and included in cost of goods sold.

A summary of activity in the allowance for credit losses is as follows:

	Balance	Additions			Balance
	beginning	Charged		Deductions-	end of
	of year	to expense	Other	write-offs	year

	amounts in millions
2023	$111	59	(6)	(62)	102
2022	$107	82	(1)	(77)	111
2021	$132	55	—	(80)	107

Inventory

Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market.  Cost is determined by the average cost method, which approximates the first-in, first-out method. Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable values of each disposition category.  Inventory is stated net of inventory obsolescence reserves of $121 million and $154 million for the years ended December 31, 2023 and 2022, respectively.

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

December 31, 2023, 2022 and 2021

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

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2023	2022

	amounts in millions
Land	$68	73
Buildings and improvements	421	453
Support equipment	917	1,041
Projects in progress	59	77
Finance lease right-of-use ("ROU") assets	10	17
Total property and equipment	$1,475	1,661

Property and equipment, including significant improvements, is stated at amortized cost, less impairment losses, if any. Depreciation is computed using the straight-line method using estimated useful lives of 2 to 9 years for support equipment and 8 to 20 years for buildings and improvements.  Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $102 million, $158 million and $167 million, respectively.

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

In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

likely than not that an indicated impairment exists for any of our reporting units.  A reporting unit is defined in accounting guidance in accordance with U.S. generally accepted accounting principles (“GAAP”) as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company considers its reporting units to align with its operating segments. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current year and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

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

December 31, 2023, 2022 and 2021

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

Revenue Recognition

Disaggregated revenue by segment and product category consisted of the following:

	Year ended December 31, 2023
	QxH	QVC Int'l	CBI	Corp and other	Total

	amounts in millions
Home	$2,768	982	984	76	4,810
Apparel	1,207	436	181	113	1,937
Beauty	1,083	588	—	14	1,685
Accessories	846	208	—	79	1,133
Electronics	617	68	—	2	687
Jewelry	304	165	—	11	480
Other revenue	170	7	—	6	183
Total Revenue	$6,995	2,454	1,165	301	10,915

	Year ended December 31, 2022
	QxH	QVC Int'l	CBI	Corp and other	Total

	amounts in millions
Home	$2,866	998	1,112	241	5,217
Apparel	1,243	445	201	351	2,240
Beauty	1,108	579	—	42	1,729
Accessories	867	217	—	210	1,294
Electronics	775	92	—	7	874
Jewelry	311	185	—	32	528
Other revenue	189	12	—	23	224
Total Revenue	$7,359	2,528	1,313	906	12,106

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

	Year ended December 31, 2021
	QxH	QVC Int'l	CBI	Corp and other	Total

	amounts in millions
Home	$3,278	1,237	1,038	440	5,993
Beauty	1,291	492	199	559	2,541
Apparel	1,223	723	—	66	2,012
Accessories	980	265	—	295	1,540
Electronics	964	119	—	13	1,096
Jewelry	359	228	—	50	637
Other revenue	182	13	1	29	225
Total Revenue	$8,277	3,077	1,238	1,452	14,044

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

December 31, 2023, 2022 and 2021

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

A summary of activity in the allowance for sales returns, is as follows:

	Balance beginning of year	Additions - charged to earnings	Deductions	Balance end of year

	amounts in millions
2023	$215	1,898	(1,894)	219
2022	$274	1,917	(1,976)	215
2021	$300	2,145	(2,171)	274

Cost of Goods Sold

Cost of goods sold primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

Advertising Costs

Advertising costs generally are expensed as incurred.  Advertising expense aggregated $509 million, $548 million and $560 million for the years ended December 31, 2023, 2022 and 2021, respectively. Advertising costs are reflected in the SG&A, including stock-based compensation line item in our consolidated statements of operations.

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

Stock compensation expense, which was included in SG&A expense in the accompanying consolidated statements of operations, was $53 million, $60 million and $72 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

Series A and Series B Common Stock

EPS for all periods through December 31, 2023, is based on the following WASO.  Excluded from diluted EPS for the years ended December 31, 2023, 2022 and 2021 are approximately 26 million, 33 million and 24 million potentially dilutive common shares, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2023	2022	2021

	number of shares in millions
Basic WASO	387	380	403
Potentially dilutive shares	1	3	12
Diluted WASO	388	383	415

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

During the year ended December 31, 2021, as a result of repurchases of Series A common stock, the Company’s additional paid-in capital balance was in a deficit position in certain quarterly periods. In order to maintain a zero balance in the additional paid-in capital account, we reclassified the amount of the deficit at December 31, 2021 to retained earnings.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Cash paid for interest	$471	447	458

Cash paid for income taxes, net	$107	284	29

The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,
	2023	2022

	amounts in millions
Cash and cash equivalents	$1,121	1,275
Restricted cash included in other current assets	15	10
Total cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$1,136	1,285

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

The Company's assets and liabilities measured at fair value are as follows:

	December 31, 2023			December 31, 2022
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$726	726	—	938	938	—
Indemnification asset	$—	—	—	50	—	50
Debt	$219	—	219	614	—	614

The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

Pursuant to an indemnification agreement initially entered into by GCI Liberty and assumed by Liberty Broadband in connection with a merger between the two companies, Liberty Broadband had agreed to indemnify Liberty Interactive LLC (“LI LLC”) for certain payments made to holders of LI LLC’s 1.75% exchangeable senior debentures due 2046 (the “1.75% Exchangeable Senior Debentures”). An indemnity asset in the amount of $281 million was recorded upon completion of the GCI Liberty Split-Off. The remaining indemnification to LI LLC for certain payments made to holders of the 1.75% Exchangeable Senior Debentures pertained to the holders’ ability to exercise their exchange right according to the terms of the debentures on or before October 5, 2023.  Such amount equaled the difference between the exchange value and the sum of the adjusted principal amount of the 1.75% Exchangeable Senior Debentures and estimated tax benefits resulting from the exchange at the time the exchange occurred.  The indemnification asset recorded in the consolidated balance sheets as of December 31, 2022 represented the fair value of the estimated exchange feature included in the 1.75% Exchangeable Senior Debentures primarily based on observable market data as significant inputs (Level 2).  As of December 31, 2023, all remaining 1.75% Exchangeable Senior Debentures were either retired or exchanged and indemnification payments of $45 million were made by Liberty Broadband to the Company in connection with exchanges of $330 million of the 1.75% Exchangeable Senior Debentures that settled in the period.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Equity securities	$(22)	13	77
Exchangeable senior debentures	(33)	324	(131)
Indemnification asset	(5)	(273)	(21)
Other financial instruments	(1)	(9)	173
	$(61)	55	98

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk were gains of $50 million, gains of $341 million and losses of $44 million, net of the recognition of previously unrecognized gains and losses, for the years ended December 31, 2023, 2022, and 2021, respectively. During the year ended December 31, 2023, the Company recognized $60 million of previously unrecognized gains related to the retirement of a portion of the 1.75% Exchangeable Senior Debentures, which was recognized through  realized and unrealized gains (losses) on financial instruments, net on the consolidated statement of operations. The cumulative change was a gain of $539 million as of December 31, 2023, net of the recognition of previously unrecognized gains and losses.

(5) Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QxH	QVC International	CBI	Corporate and Other	Total

	amounts in millions
Balance at January 1, 2022	$5,228	855	12	244	6,339
Foreign currency translation adjustments	—	(77)	—	—	(77)
Impairments	(2,535)	—	—	(226)	(2,761)
Balance at December 31, 2022	2,693	778	12	18	3,501
Foreign currency translation adjustments	—	7	—	—	7
Dispositions (1)	—	—	—	(18)	(18)
Impairments	(326)	—	—	—	(326)
Balance at December 31, 2023	$2,367	785	12	—	3,164

(1)	Zulily goodwill was eliminated as a result of the divestiture of Zulily on May 24, 2023 (see note 1).

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

As presented in the accompanying consolidated balance sheets, tradenames is the other significant indefinite lived intangible asset, $2,698 million of which related to the QxH segment.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Television distribution rights	$592	(509)	83	664	(592)	72
Customer relationships	2,825	(2,684)	141	3,307	(3,120)	187
Other	1,193	(891)	302	1,473	(1,120)	353
Total	$4,610	(4,084)	526	5,444	(4,832)	612

The weighted average life of these amortizable intangible assets was approximately nine years at the time of acquisition.  However, amortization is expected to match the usage of the related asset and will be on an accelerated basis as demonstrated in table below.

Amortization expense for intangible assets with finite useful lives was $305 million, $323 million and $352 million for the years ended December 31, 2023, 2022 and 2021, respectively. Based on its amortizable intangible assets as of December 31, 2023, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

2024	$271
2025	$155
2026	$92
2027	$8
2028	$—

Impairments

During the fourth quarter of 2023, it was determined that an indication of impairment existed for the QxH reporting unit. With the assistance of a third party specialist, the fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment, in the amount of $326 million, was recorded to impairment of intangible assets in the consolidated statements of operations. Based on the impairment losses recorded during the year, the estimated fair value of the QxH reporting unit does not significantly exceed its carrying value as of December 31, 2023.

During the third quarter of 2022, as a result of recent financial performance and macroeconomic conditions including inflation and higher interest rates, the Company initiated a process to evaluate its current business model and long-term business strategy. It was determined during the third quarter of 2022 that an indication of impairment existed for the QxH and Zulily reporting units related to their tradenames and goodwill. With the assistance of a third party specialist, the fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using QxH’s and Zulily’s projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and impairments in the amounts of $180 million and $140 million for QxH (related to the tradename associated with the HSN brand) and Zulily, respectively, were recorded during the third

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

quarter of 2022, in the impairment of intangible assets line item in the consolidated statements of operations. With the assistance of a third party specialist, the fair value of the QxH and Zulily reporting units was determined using a discounted cash flow method (Level 3), and goodwill impairments in the amounts of $2,535 million and $226 million for QxH and Zulily, respectively, were recorded during the third quarter of 2022, in the impairment of intangible assets line item in the consolidated statements of operations.

Additionally, during the fourth quarter of 2021, Zulily’s business deteriorated significantly. The same process discussed above was followed and as a result, an impairment of the tradename and goodwill for the amounts of $130 million and $233 million, respectively, were recorded in the impairment of intangible assets line item in the consolidated statements of operations.

As of December 31, 2023 the Company had accumulated goodwill impairment losses of $2,861 million attributed to the QxH reporting unit.

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2023	2023	2022

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029	352	101	134
3.75% Exchangeable Senior Debentures due 2030	429	118	157
1.75% Exchangeable Senior Debentures due 2046	—	—	323
Subsidiary level notes and facilities
QVC 4.375% Senior Secured Notes due 2023	—	—	214
QVC 4.85% Senior Secured Notes due 2024	423	423	600
QVC 4.45% Senior Secured Notes due 2025	586	585	599
QVC 4.75% Senior Secured Notes due 2027	575	575	575
QVC 4.375% Senior Secured Notes due 2028	500	500	500
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Bank Credit Facilities	857	857	1,075
Deferred loan costs	—	(32)	(37)
Total consolidated Qurate Retail debt	$5,939	5,340	6,353
Less debt classified as current		(642)	(828)
Total long-term debt		$4,698	5,525

Exchangeable Senior Debentures

Each $1,000 debenture of LI LLC’s 4% exchangeable senior debentures due 2029 (“4% Exchangeable Senior Debentures”) was exchangeable at the holder's option for the value of 3.2265 shares of Sprint Corporation (“Sprint”)

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

common stock and 0.7860 shares of Lumen Technologies, Inc. (“Lumen Technologies”) (formerly known as CenturyLink, Inc.) common stock.   On April 1, 2020, T-Mobile US, Inc. (“T-Mobile”) completed its acquisition of Sprint Corporation (“TMUS/S Acquisition”) for 0.10256 shares of T-Mobile for every share of Sprint Corporation. Following the TMUS/S Acquisition, the reference shares attributable to each $1,000 original principal amount of the 4% Exchangeable Senior Debentures consist of 0.3309 shares of common stock of T-Mobile, and 0.7860 shares of common stock of Lumen Technologies. LI LLC may, at its election, pay the exchange value in cash, T-Mobile and Lumen Technologies common stock or a combination thereof.  LI LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the principal amount of the debentures plus accrued interest.  As a result of various principal payments made to holders of the 4% Exchangeable Senior Debentures, the adjusted principal amount of each $1,000 debenture is $906 as of December 31, 2023.

Each $1,000 debenture of LI LLC's 3.75% exchangeable senior debentures due 2030 (“3.75% Exchangeable Senior Debentures”) was exchangeable at the holder's option for the value of 2.3578 shares of Sprint common stock and 0.5746 shares of Lumen Technologies common stock.  Following the TMUS/S Acquisition, each $1,000 debenture of LI LLC’s 3.75% Exchangeable Senior Debentures is exchangeable at the holder’s option for the value of 0.2419 shares of T-Mobile common stock and 0.5746 shares of Lumen Technologies common stock.  LI LLC may, at its election, pay the exchange value in cash, T-Mobile and Lumen Technologies common stock or a combination thereof.  LI LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the principal amount of the debentures plus accrued interest.  As a result of various principal payments made to holders of the 3.75% Exchangeable Senior Debentures, the adjusted principal amount of each $1,000 debenture is $933 as of December 31, 2023. On February 15, 2024, the Company completed the semiannual interest payment of $18.75 per $1,000 debenture and made an additional distribution of $0.1572 per debenture, resulting in an ending principal amount for each $1,000 debenture of $932 as of February 15, 2024.

LI LLC issued the 1.75% Exchangeable Senior Debentures. Each $1,000 debenture was exchangeable at the holder’s option for the value of 2.9317 shares of Charter Class A common stock. Pursuant to a supplemental indenture entered into in July 2023, LI LLC was required to deliver solely cash to satisfy its obligations. The number of shares of Charter Class A common stock attributable to a debenture represented an initial exchange price of approximately $341.10 per share. In  October 2023, LI LLC redeemed the debentures, for cash generally equal to the principal amount of the 1.75% Exchangeable Senior Debentures plus accrued interest. All of the 1.75% Exchangeable Senior Debentures were either retired or exchanged as of December 31, 2023 for total principal amount of $330 million. See note 4 for additional information about the 1.75% Exchangeable Senior Debentures.

As part of a common control transaction with QVC completed in December 2020, QVC Global Corporate Holdings, LLC (“QVC Global”), a subsidiary of QVC, became the primary co-obligor of LI LLC’s 3.5% exchangeable senior debentures (the “Motorola Exchangeables”), allowing the Motorola Exchangeables to be serviced direct by cash generated from QVC’s foreign operations. Concurrently, LI LLC issued a promissory note to QVC Global with an initial principal amount of $1.8 billion, a stated annual interest rate of 0.48% and a maturity of December 29, 2029. Interest on the promissory note is to be paid annually beginning on December 29, 2021. On December 29, 2021, LI LLC repaid $85 million principal amount of the promissory note along with a $9 million annual interest payment. Each $1,000 debenture of the Motorola Exchangeables was exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. (“MSI”). The exchange value was payable, at QVC Global's option, in cash or MSI stock or a combination thereof.  QVC Global had the option to redeem the Motorola Exchangeables, in whole or in part, for cash generally equal to the adjusted principal amount of the Motorola Exchangeables plus accrued interest.  On October 27, 2021, a notice was issued to all holders to redeem any and all outstanding Motorola Exchangeables on December 13, 2021.  Bondholders had until the close of business on December 10, 2021 to exchange their bonds. During the fourth quarter of 2021, QVC Global delivered MSI shares, which were acquired pursuant to a forward purchase contract, to the holders of the Motorola Exchangeables with a fair value of approximately $573 million to settle the exchanges of the Motorola Exchangeables.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

The Company has classified the debentures that could be redeemed for cash as a current liability because the Company does not own shares to exchange the debentures or they are currently exchangeable. The Company also reviews the terms of the debentures on a quarterly basis to determine whether a triggering event for an open exchange window has occurred, which requires current classification of the exchangeables as the exchange is at the option of the holder. Exchangeable senior debentures classified as current totaled $219 million at December 31, 2023.

Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance.  At maturity, all of the Company's exchangeable debentures are payable in cash.

Senior Debentures

Interest on the 8.5% senior debentures due 2029 and the 8.25% senior debentures due 2030 (collectively, the “Senior Debentures”) is payable semi-annually based on the date of issuance. The Senior Debentures are stated net of aggregate unamortized discount and issuance costs of $3 million at December 31, 2023 and $3 million at December 31, 2022.  Such discount and issuance costs are being amortized to interest expense in the accompanying consolidated statements of operations.

QVC Senior Secured Notes

During prior years, QVC issued $750 million principal amount of 4.375% senior secured notes due 2023  at an issue price of 99.968%, $600 million principal amount of the 2024 Notes at an issue price of 99.927%, $600 million principal amount of 4.45% senior secured notes due 2025 (the “2025 Notes”) at an issue price of 99.860%, $400 million principal amount 5.45% senior secured notes due 2034 at an issue price of 99.784%, $300 million principal amount of 5.95% senior secured notes due 2043 at an issue price of 99.973%, $225 million of 6.375% senior notes due 2067 (the “2067 Notes”) at par, and $500 million of the 6.25% senior secured notes due 2068 (“2068 Notes”) at par.

During the second quarter of 2023, QVC purchased $177 million of the outstanding 2024 Notes and $15 million of the outstanding 2025 Notes. As a result of the repurchases, QVC recorded a gain on extinguishment of debt, included in other, net in the consolidated statements of operations of $10 million for the year ended December 31, 2023. As of December 31, 2023, the remaining outstanding 2024 Notes are classified within the current portion of long term debt as they mature in less than one year.

On February 27, 2024, QVC delivered a notice of redemption to the trustee and holders of the 2024 Notes.  Pursuant to the notice of redemption, QVC expects to redeem the remaining outstanding 2024 Notes in full on March 28, 2024.

The senior secured notes contain certain covenants, including certain restrictions on QVC and its restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; and restricting subsidiary distributions.

The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of December 31, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes.  Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Credit Facility

On October 27, 2021, QVC amended and restated its latest credit agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement”) and refinanced the Credit Facility by entering into the Fifth Amended and Restated Credit Agreement with Zulily, CBI, and QVC Global, each a direct or indirect (or former, in the case of Zulily) wholly owned subsidiary of Qurate Retail, as borrowers (QVC, Zulily, CBI and QVC Global, collectively, the “Borrowers”), JPMorgan Chase Bank, N.A., as administrative agent, and the other parties named therein. In connection with the Zulily divestiture (see note 1), Zulily is no longer a co-borrower in the Credit Facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from Qurate Retail, which was approximately $80 million.

The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder.   The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Fifth Amended and Restated Credit Agreement bear interest at either the ABR Rate or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (such rate, the “Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if CBI, QVC Global or any other borrower under the Credit Facility (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the Credit Facility may be reborrowed.

On June 20, 2023, QVC, QVC Global and CBI, as borrowers,  JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Fifth Amended and Restated Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with Secured Overnight Financing Rate (“SOFR” ) based rate loans.  Borrowings that are SOFR-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

Availability under the Fifth Amended and Restated Credit Agreement at December 31, 2023 was $2.28 billion, including outstanding trade and standby letters of credit, on which CBI may also borrow.  The interest rates on the Fifth Amended and Restated Credit Agreement were 7.03%, 5.75%, and 1.5% at December 31, 2023, 2022 and 2021, respectively.

Debt Covenants

Qurate Retail and its subsidiaries were in compliance with all debt covenants at December 31, 2023.

Five Year Maturities

The annual principal maturities of Qurate Retail's debt, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2024	$426
2025	$588
2026	$860
2027	$578
2028	$503

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

December 31, 2023, 2022 and 2021

the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value, based on quoted prices of instruments not considered to be active markets, of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying consolidated balance sheets is as follows (amounts in millions):

	December 31,
	2023	2022
Senior debentures	$350	377
QVC senior secured notes	$2,512	2,676

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at December 31, 2023.

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

Our leases have remaining lease terms of less than one year to 19 years, some of which may include the option to extend for up to 20 years, and some of which include options to or terminate the leases within less than one year.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

The components of lease cost during the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Operating lease cost (1)	$168	127	96
Finance lease cost
Depreciation of leased assets	$2	5	19
Interest on lease liabilities	—	3	8
Total finance lease cost	$2	8	27
(1)	Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

	December 31,
	2023	2022	2021
Weighted-average remaining lease term (years):
Finance leases	1.4	1.9	7.7
Operating leases	12.6	9.6	8.3
Weighted-average discount rate:
Finance leases	2.3%	2.1%	5.2%
Operating leases	13.4%	10.2%	5.1%

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022

	amounts in millions
Operating leases:
Operating lease ROU assets	$635	585

Current operating lease liabilities (1)	$39	76
Operating lease liabilities	615	518
Total operating lease liabilities	$654	594

Finance Leases:
Finance lease ROU assets (3)	$10	17
Finance lease ROU asset accumulated depreciation (3)	(8)	(13)
Finance lease ROU assets, net	$2	4
Current finance lease liabilities (1)	$1	2
Finance lease liabilities (2)	1	2
Total finance lease liabilities	$2	4
(1)	Included within the Other current liabilities line item on the consolidated balance sheets.
(2)	Included within the Other liabilities line item on the consolidated balance sheets.
(3)	Included within the Property and equipment line item on the consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2023	2022	2021

	in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$126	108	82
Operating cash outflows from finance leases	$—	3	8
Financing cash outflows from finance leases	$2	6	18
ROU assets obtained in exchange for lease obligations:
Operating leases	$163	306	49
Finance leases	$—	—	11

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Future lease payments under finance leases and operating leases with initial terms of one year or more at December 31, 2023 consisted of the following:

	Finance Leases	Operating Leases

	amounts in millions
2024	$1	116
2025	1	108
2026	—	100
2027	—	98
2028	—	97
Thereafter	—	842
Total lease payments	$2	1,361
Less: imputed interest	—	707
Total lease liabilities	$2	654

In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction, and as a result, QVC received net cash proceeds of $250 million and recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022 calculated as the difference between the aggregate consideration received (including cash and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center.  The gain is included in gains on sale of assets and sale leaseback transactions in the consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

In December 2023, QVC modified the lease for its distribution center in Ontario, California pursuant to which QVC extended the term of the lease through December 31, 2030 with an option to renew the lease for an additional 3-year term ending December 31, 2033.

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

In November 2022, QVC entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $102 million related to its German facility and $80 million related to its U.K. facility when the sale closed in January 2023. QVC recorded a gain of $69 million and $44 million related to the successful sale leaseback of the German and U.K. properties, respectively, during the first quarter of 2023 calculated as the difference between the aggregate consideration received and the carrying value of the properties. QVC accounted for the leases as operating at the close of the sale leaseback transaction and recorded a $42 million and $32 million right-of-use asset and operating lease liability for the German and U.K. properties, respectively.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

(8) Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Current:
Federal	$(8)	(99)	(49)
State and local	12	(29)	(55)
Foreign	(84)	(84)	(117)
	(80)	(212)	(221)
Deferred:
Federal	(50)	(4)	(24)
State and local	(3)	(27)	26
Foreign	(27)	19	2
	(80)	(12)	4
Income tax benefit (expense)	$(160)	(224)	(217)

The following table presents a summary of our domestic and foreign earnings (losses) from continuing operations before income taxes:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Domestic	$(236)	(2,530)	262
Foreign	302	222	376
Total	$66	(2,308)	638

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Computed expected tax benefit (expense)	$(14)	485	(134)
State and local income taxes, net of federal income taxes	(21)	(35)	(20)
Tax on foreign earnings, net of federal tax benefits	(24)	(15)	(113)
Alternative energy tax credits and incentives	—	—	125
Change in tax rate	16	(8)	—
Non-deductible equity distribution	—	(41)	—
Impairment of non-deductible goodwill	(68)	(580)	(49)
Non-deductible interest on Preferred Stock	(21)	(21)	(21)
Stock compensation	(17)	(6)	2
Other, net	(11)	(3)	(7)
Income tax benefit (expense)	$(160)	(224)	(217)

For the year ended December 31, 2023, income tax expense was greater than the U.S. statutory rate of 21% due to state income tax expense, foreign income tax expense, the impairment of goodwill that is not deductible for tax purposes, non-deductible interest expense related to Preferred Stock, and stock compensation, partially offset by tax benefits from a decrease in effective tax rate used to measure deferred taxes.

For 2022, the most significant portion of the losses before income taxes relates to a goodwill impairment that is not deductible for tax purposes.

For the year ended December 31, 2021, income tax expense was greater than the U.S. statutory rate of 21% due to state income tax expense, foreign income tax expense, the impairment of goodwill that is not deductible for tax purposes, and non-deductible interest expense related to Preferred Stock, partially offset by benefits from tax credits generated by our alternative energy investments.

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

December 31, 2023, 2022 and 2021

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2023	2022

	amounts in millions
Deferred tax assets:
Tax losses and credit carryforwards	$297	246
Foreign tax credit carryforwards	99	93
Accrued stock compensation	7	15
Operating lease liability	129	104
Other accrued liabilities	36	59
Prepaid royalty	68	70
Other	133	150
Deferred tax assets	769	737
Valuation allowance	(264)	(264)
Net deferred tax assets	505	473

Deferred tax liabilities:
Intangible assets	686	675
Fixed assets	106	106
Discount on exchangeable debentures	1,053	970
Other	159	131
Deferred tax liabilities	2,004	1,882
Net deferred tax liabilities	$1,499	1,409

As of December 31, 2023, the Company had a deferred tax asset of $297 million for net operating losses and interest expense carryforwards.  If not utilized to reduce income tax liabilities in future periods, $143 million of these loss carryforwards will expire at various times between 2024 and 2043. The remaining $154 million of losses and interest expense carryforwards may be carried forward indefinitely. These carryforwards are expected to be utilized by the Company, except for $180 million which, based on current projections, will not be utilized in the future and are subject to a valuation allowance.

As of December 31, 2023, the Company had a deferred tax asset of $99 million for foreign tax credit carryforwards. If not utilized to reduce income tax liabilities in future periods, these foreign tax credit carryforwards will expire at various times between 2026 and 2033.  The Company estimates that $82 million of its foreign tax credit carryforward will expire without utilization.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Balance at beginning of year	$97	88	83
Additions based on tax positions related to the current year	5	8	9
Additions for tax positions of prior years	1	12	1
Reductions for tax positions of prior years	(3)	(2)	(1)
Lapse of statute and settlements	(33)	(9)	(4)
Balance at end of year	$67	97	88

As of December 31, 2023, 2022 and 2021, the Company had recorded tax reserves of $67 million, $97 million and $88 million, respectively, related to unrecognized tax benefits for uncertain tax positions.  If such tax benefits were to be recognized for financial statement purposes, $53 million for the year ended December 31, 2023, would be reflected in the Company's tax expense and affect its effective tax rate.  Qurate Retail's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2024. The amount of unrecognized tax benefits related to these issues could change as a result of potential settlements, lapsing of statute of limitations and revisions of estimates. It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may decrease within the next twelve months by up to $1 million.

As of December 31, 2023, the Company's tax years prior to 2020 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2020 and 2021 tax years. However, 2020 and 2021 remain open until the statute of limitations lapses on October 15 of 2024 and 2025, respectively. The Company's 2022 and 2023 tax years are being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. Various states and foreign jurisdictions are currently examining the Company's prior years’ state and foreign income tax returns.

The Company recorded $6 million of accrued interest and penalties related to uncertain tax positions for the year ended December 31, 2023, $33 million for the year ended December 31, 2022, and $28 million for the year ended December 31, 2021.

(9) Stockholders' Equity

Preferred Stock

On September 14, 2020, Qurate Retail issued its Preferred Stock. There were 13,500,000 shares of Preferred Stock authorized and 12,706,843 shares and 12,673,216 shares issued and outstanding at December 31, 2023 and 2022, respectively.

Priority. The Preferred Stock ranks senior to the shares of Qurate Retail common stock, with respect to dividend rights, rights of redemption and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of Qurate Retail’s affairs. Shares of Preferred Stock are not convertible into shares of Qurate Retail common stock.

Dividends. Holders of the Preferred Stock are entitled to receive quarterly cash dividends at a rate of 8.0% per annum of the liquidation price (as described below) on a cumulative basis, during the term. If declared, accrued dividends

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

During the years ended December 31, 2023, 2022 and 2021, the Company declared and paid four quarterly cash dividends, each for $2.00 per share to stockholders of record of the Preferred Stock.  On February 13, 2024, the Company declared a quarterly cash dividend of $2.00 per share, which will be payable in cash on March 15, 2024 to stockholders of record of the Preferred Stock at the close of business on February 29, 2024.

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the consolidated balance sheets.  The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share.  Given the liability classification of the Preferred Stock, all dividends accrued are classified as interest expense in the consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $457 million and $434 million as of December 31, 2023 and 2022, respectively.

Common Stock

Series A common stock has one vote per share, and Series B common stock has ten votes per share.  Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock.  The Series A and Series B common stock participate on an equal basis with respect to dividends and distributions.

At an annual meeting of stockholders held on June 2, 2015, the Company’s stockholders approved an amendment to the Restated Certificate of Incorporation that increased (i) the total number of shares of the Company’s capital stock which the Company will have the authority to issue to 9,015 million shares, (ii) the number of shares of the Company’s capital stock designated as “Common Stock” to 8,965 million shares and (iii) the number of shares of Common Stock designated as “Series A Liberty Ventures Common Stock,” “Series B Liberty Ventures Common Stock” and “Series C Liberty Ventures Common Stock” to 400 million shares, 15 million shares and 400 million shares, respectively.

At an annual meeting of stockholders held on May 23, 2018, the Company’s stockholders approved an amendment to the Restated Certificate of Incorporation, which (i) eliminated the tracking stock capitalization structure of the Company and (ii) reclassified each outstanding share of Series A and Series B QVC Group common stock into one share of our Series A and Series B common stock, respectively.  In addition, the amendment to the Restated Certificate of Incorporation changed (i) the total number of shares of the Company’s capital stock which the Company will have the authority to issue to 8,200 million shares, (ii) the number of shares of the Company’s capital stock designated as “Common Stock” to 8,150 million shares, (iii) the number of shares of Common Stock designated as “Series A Common Stock,” “Series B Common Stock” and “Series C Common Stock” to 4,000 million shares, 150 million shares and 4,000 million shares, respectively, and (iv) the number of shares of the Company’s capital stock designated as “Preferred Stock” to 50 million shares.

As of December 31, 2023, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 23.5 million shares of Series A common stock and approximately 0.7 million shares of Series B common stock.

In addition to the Series A and Series B common stock, there are 4 billion shares of Series C common stock authorized for issuance, respectively. As of December 31, 2023, no shares of any Series C common stock were issued or outstanding.

Purchases of Common Stock

During the year ended December 31, 2021, the Company repurchased 41,153,205 shares of Series A common stock for aggregate cash consideration of $435 million. There were no shares of Series A common stock repurchased during the year ended December 31, 2023 and 2022.

All of the foregoing shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

(10)  Related Party Transactions with Officers and Directors

Chairman Compensation Arrangement

In December 2019, LMC entered into a new employment arrangement with Gregory B. Maffei, our Chairman.  The arrangement provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an annual base salary of $3 million (with no contracted increase), a one-time cash commitment bonus of $5 million (paid in December 2019), an annual target cash performance bonus of $17 million (with payment subject to the achievement of one or more performance metrics as determined by the applicable company’s Compensation Committee), upfront equity awards and annual equity awards (as described below).

The Chairman was entitled to receive term equity awards with an aggregate GDFV of $90 million (the “Upfront Awards”) which were granted in two equal tranches. The first tranche consisted of time-vested stock options from each of Qurate Retail, LMC, Liberty Broadband and GCI Liberty and time-vested restricted stock units (“RSUs”) from Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”) (collectively, the “2019 term awards”) that vested, in each case, on December 31, 2023 (except Liberty TripAdvisor’s award of time-vested RSUs, which vested on December 15, 2023). The second tranche of the Upfront Awards consisted of time-vested stock options from each of LMC, Qurate Retail, Liberty Broadband and GCI Liberty and time-vested RSUs from Liberty TripAdvisor (collectively, the “2020 term awards”) that vest, in each case, on December 31, 2024 (except Liberty TripAdvisor’s award of time-vested RSUs, which vests on December 7, 2024), subject to the Chairman’s continued employment, except under certain circumstances.

The Chairman is also entitled to receive annual equity award grants with an annual aggregate GDFV of $17.5 million, consisting of time-vested options, performance-based RSUs or a combination of both, at the election of the Chairman.  The annual equity awards are granted directly by Qurate Retail, LMC, Liberty Broadband, Atlanta Braves Holdings, Inc. and Liberty TripAdvisor according to their applicable allocation percentage.  The allocation percentage is determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on an LMC-wide and Chairman basis, weighted 50%, in each case, absent agreement to the contrary by Qurate Retail, LMC, Liberty Broadband, Atlanta Braves Holdings, Inc. and Liberty TripAdvisor in consultation with the Chairman. The allocation percentage is then adjusted annually and following certain events. For the years ended December 31, 2023, 2022 and 2021 the allocation percentage for Qurate Retail was 11%, 13% and 17%, respectively. Vesting of any annual performance-based RSUs is subject to the achievement of one or more performance metrics to be approved by the Compensation Committee of the applicable company with respect to its respective allocable portion of the annual performance-based RSUs.

CEO Employment Agreement

On July 12, 2021, the Compensation Committee of the Board of Directors of Qurate Retail approved the Company’s entry into an employment agreement with David Rawlinson II, effective July 12, 2021. Effective October 1, 2021, Mr. Rawlinson began to serve as President and Chief Executive Officer of Qurate Retail. Mr. Rawlinson concurrently assumed the same positions with QVC. Mr. Rawlinson joined the Board of Directors effective January 1, 2022.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Malone Stock Exchange and Maffei Arrangements

On May 18, 2021, Gregory B. Maffei, the Chairman of the Board and a director of the Company, delivered a written offer (the “Offer”) to John C. Malone, a director of Qurate Retail, to acquire all of the outstanding shares of Series B common stock (“QRTEB”) beneficially owned by Mr. Malone, his wife Leslie Malone and certain trusts for the benefit of Mr. Malone, Mrs. Malone and/or their children (the “Malone Group,” and such shares, the “Subject Shares”) at a per share price of $14.00 payable in cash, securities or such other form of consideration as to which Mr. Maffei and Mr. Malone might mutually agree. The transfer by the Malone Group of the Subject Shares was subject to the terms of that certain call agreement, dated February 9, 1998 (the “Call Agreement”), among Qurate Retail, as successor-in-interest to the assignee of Tele-Communications, Inc., a Delaware corporation, Mr. Malone and Mrs. Malone, which provided Qurate Retail with the right to acquire all, but not less than all, of the Subject Shares at a per share price equal to the lower of (x) the Offer price or (y) 110% of the average closing prices of a share of QRTEA for the 30 consecutive trading days ending on May 17, 2021 (with the price calculated pursuant to clause (y) equal to $13.62 per share (the “Call Price”)) (the “Call Right”). As previously disclosed, on May 18, 2021, Mr. Malone provided written notice to Qurate Retail of his desire to accept the Offer, subject to the approval by the Board of Directors of the Company of the transactions contemplated thereby for purposes of Section 203 of the General Corporation Law of the State of Delaware, pursuant to the terms of the Call Agreement. However, in the event the Company determined to exercise the Call Right, Mr. Malone indicated a preference for the payment of the per share price in the form of shares of QRTEA such that he would continue to hold a substantial investment in the Company.

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

December 31, 2023, 2022 and 2021

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

Pursuant to the terms of the Maffei Stock Exchange Agreement, on March 25, 2022, Mr. Maffei transferred to the Company an aggregate of 229,022 shares of QRTEA received by Mr. Maffei upon vesting of the performance-based RSU award granted to Mr. Maffei on March 10, 2021 and in exchange, the Company issued to Mr. Maffei an equivalent number of shares of QRTEB. Each share of QRTEB stock is convertible, at the option of the holder, into one share of QRTEA.

(11) Stock-Based Compensation

Qurate Retail - Incentive Plans

The Company has granted to certain of its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), RSUs and options to purchase shares of the Company’s common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the GDFV of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

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

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Qurate Retail – Grants

The following table presents the number and weighted average GDFV of Awards granted by Qurate Retail during the years ended December 31, 2023, 2022 and 2021:

	For the Years ended December 31,
	2023		2022		2021
	Awards Granted (000's)	Weighted Average GDFV	Awards Granted (000's)	Weighted Average GDFV	Awards Granted (000's)	Weighted Average GDFV

Series A common stock options, subsidiary employees (1)	NA	NA	NA	NA	974	$6.75
Series A common stock options, Qurate Retail employees and directors (2)	NA	NA	NA	NA	63	$6.18
Series A common stock options, David Rawlinson II (3)	NA	NA	NA	NA	1,185	$5.02
Series A common stock RSUs, subsidiary employees (4)	3,519	$0.93	17,302	$3.82	5,670	$12.07
Series A common stock RSUs, Qurate Retail employees and directors (5)	680	$1.40	899	$2.72	309	$10.30
Series A common stock RSUs, David Rawlinson II (6)	1,869	$1.51	596	$4.91	652	$10.50
Series A common stock RSUs, Mike George (7)	NA	NA	NA	NA	1,107	$12.86
Series A common stock RSUs, Qurate Retail Chairman of the Board (8)	NA	NA	NA	NA	229	$12.90
Series B common stock RSUs, Qurate Retail Chairman of the Board (8)	353	$5.51	327	$4.95	1,101	$13.65
(1)	Vests semi-annually over four years.
(2)	Vests between two and three years.
(3)	Vested 50% on December 31, 2023 and vests 50% on December 31, 2024. Grant was made in connection with Mr. Rawlinson’s employment agreement (see note 10).
(4)	Grants made in 2023 vest between one and three years. Grants made in 2022 generally vest annually over three years. Grants made in 2021 generally vest annually over four years.
(5)	Grants mainly vest in one year for directors and one year from the month of grant for employees, subject to the satisfaction of certain performance objectives.
(6)	Grant made in 2023 vests one year from the month of grant and grant made in 2022 cliff vested in March 2023, subject to the satisfaction of certain performance objectives. Qurate Retail granted 509 thousand time-based RSUs and 143 thousand performance-based RSUs of QRTEA to Mr. Rawlinson in 2021. The time-based RSUs vest over three years, and the performance-based RSUs cliff vested in March 2022, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Grants were made in connection with Mr. Rawlinson’s employment agreement (see note 10).
(7)	Qurate Retail granted to Mr. George 684 thousand performance-based RSUs and 423 thousand time-based RSUs of QRTEA in 2021. The time-based RSUs cliff vested on December 10, 2021, and the performance-based RSUs granted to Mr. George cliff vested one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Mr. George stepped down as President of the Company effective August 1, 2021 and as CEO effective October 1, 2021.
(8)	Qurate Retail granted 353 thousand and 327 thousand performance-based RSUs of QRTEB in 2023 and 2022,

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

respectively, and Qurate Retail granted 229 thousand performance-based RSUs of QRTEA in 2021. These grants vest one year from the month of the grant, subject to the satisfaction of certain performance objectives. Grants were made in connection with our Chairman’s employment agreement. Qurate Retail also granted 1.1 million time-based RSAs of QRTEB to our Chairman in 2021 as a result of the Letter Agreement discussed in Note 10 which vest in two equal tranches on December 10, 2024 and June 3, 2026, subject to earlier vesting under certain circumstances.

Also during the year ended December 31, 2023, Qurate Retail granted 20.4 million performance-based, cash-settled RSUs of QRTEA to subsidiary employees.  These RSUs vest equally over three years, subject to the satisfaction of certain performance objectives. The liability and compensation expense related to such awards is adjusted at the end of each reporting period based on the closing market price of QRTEA on the last trading day of the quarter combined with the probability of satisfying the performance objectives.

For awards that are performance-based, performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

Pursuant to the terms of the Maffei Stock Exchange Agreement, on March 25, 2022, Mr. Maffei transferred to the Company an aggregate of 229,022 shares of QRTEA received by Mr. Maffei upon vesting of the performance-based RSU award granted to Mr. Maffei on March 10, 2021 and in exchange, the Company issued to Mr. Maffei an equivalent number of shares of QRTEB. Each share of QRTEB stock is convertible, at the option of the holder, into one share of QRTEA.

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

The Company has calculated the GDFV for all of its equity classified awards using the Black-Scholes-Merton model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2021, the range of expected terms was 5.4 to 5.8 years. There were no options granted in 2023 and 2022. The volatility used in the calculation for Awards is based on the historical volatility of the Company's stock. For grants made in 2021, the range of volatilities was 53.7% to 57.1%. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Qurate Retail - Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of options to purchase Qurate Retail common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

	Qurate Retail
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Options		remaining		value	Options		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Options outstanding at January 1, 2023	32,914	$8.78				2,221	$12.25
Granted	—	$—				—	$—
Exercised	(14)	$2.17				—	$—
Forfeited/Cancelled	(9,370)	$11.44				(1,498)	$12.20
Options outstanding at December 31, 2023	23,530	$7.72	2.5	years	$—	723	$12.35	0.9	years	$—
Options exercisable at December 31, 2023	20,548	$7.75	2.3	years	$—	723	$12.35	0.9	years	$—

The following table presents the number and weighted average GDFV of RSUs granted to certain officers, employees and directors of the Company.

		Weighted		Weighted
	Series A	Average	Series B	Average
	(000's)	GDFV	(000's)	GDFV
RSUs outstanding at January 1, 2023	23,166	$5.09	327	$4.95
Granted	6,068	$1.16	353	$5.51
Vested	(8,700)	$5.22	(327)	$4.95
Forfeited/Cancelled	(5,843)	$5.33	—	$—
RSUs outstanding at December 31, 2023	14,691	$3.30	353	$5.51

Qurate Retail - Restricted Stock and Restricted Stock Units

The Company has approximately 14.7 million, 1.4 million and 25 thousand unvested RSAs and RSUs of QRTEA, QRTEB and Preferred Stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2023.  The QRTEA and QRTEB unvested RSAs and RSUs have a weighted average GDFV of $3.32 per share and $11.68 per share, respectively, and 24 thousand of the Preferred Stock unvested RSUs have an incremental cost of $50.96 per share.

The aggregate fair value of all QRTEA, QRTEB and Preferred Stock RSAs and RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $13 million, $25 million and $95 million, respectively.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Qurate Retail - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2023, 2022 and 2021 was $4 thousand, $1 million and $19 million, respectively.

As of December 31, 2023, the total unrecognized compensation cost related to unvested Qurate Retail Awards was approximately $34 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.2 years.

As of December 31, 2023, Qurate Retail reserved 24.3 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock options.

(12) Employee Benefit Plans

Subsidiaries of Qurate Retail sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in Qurate Retail common stock, as well as other mutual funds.  The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees.  Employer cash contributions to all plans aggregated $26 million, $29 million and $30 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

			Comprehensive
	Foreign	Share of	Earnings (loss)
	currency	AOCI	Attributable to
	translation	of equity	Credit Risk
	adjustments	affiliates	Adjustments	Other	AOCI

	amounts in millions
Balance at January 1, 2021	$(70)	(5)	57	90	72
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	(113)	—	(36)	(2)	(151)
Balance at December 31, 2021	(183)	(5)	21	88	(79)
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	(166)	—	277	(14)	97
Balance at December 31, 2022	$(349)	(5)	298	74	18
Other comprehensive earnings (loss) attributable to Qurate Retail, Inc. stockholders	23	5	84	(44)	68
Balance at December 31, 2023	$(326)	—	382	30	86

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

The components of other comprehensive earnings (loss) are reflected in Qurate Retail's consolidated statements of comprehensive earnings (loss) net of taxes.  The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount

	amounts in millions
Year ended December 31, 2023:
Foreign currency translation adjustments	$17	(2)	15
Recognition of previously unrealized losses (gains) on debt, net	(60)	17	(43)
Comprehensive earnings (loss) attributable to credit risk adjustments	111	(27)	84
Other	5	—	5
Other comprehensive earnings (loss)	$73	(12)	61
Year ended December 31, 2022:
Foreign currency translation adjustments	$(185)	3	(182)
Recognition of previously unrealized losses (gains) on debt, net	(18)	4	(14)
Comprehensive earnings (loss) attributable to credit risk adjustments	365	(88)	277
Other comprehensive earnings (loss)	$162	(81)	81
Year ended December 31, 2021:
Foreign currency translation adjustments	$(124)	(4)	(128)
Recognition of previously unrealized losses (gains) on debt, net	(3)	2	(1)
Comprehensive earnings (loss) attributable to credit risk adjustments	(42)	6	(36)
Other comprehensive earnings (loss)	$(169)	4	(165)

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

Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center for QxH and QVC’s primary returns center for hard goods.  The Company maintains property, general liability and business interruption insurance coverage. Based on the provisions of QVC’s insurance policies, the Company recorded estimated insurance recoveries for fire related costs for which recovery was deemed probable. As of December 31, 2022 the Company had an insurance receivable of $40 million, recorded in accounts receivable in the consolidated balance sheet.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

During the year ended December 31, 2022, the Company recorded $157 million of fire related costs including $95 million for the write-down of Rocky Mount inventory which was included in Cost of goods sold. Due to the circumstances surrounding the write-down of the inventory, this write-down has been excluded from Adjusted OIBDA (as defined in note 15).

In February 2023, QVC sold the Rocky Mount fulfillment center to an independent third party and as of December 31, 2023 received net cash proceeds of $19 million. QVC recognized gains on the sale of  $17 million during the year ended December 31, 2023, calculated as the difference between the aggregate consideration received and the carrying value of the property. The gain is included in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.

In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2023 and 2022, the Company recorded cumulative fire related costs of $439 million and $407 million, respectively. Cumulative costs as of December 31, 2023 and December 31, 2022 include $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2023 and 2022, the Company received cumulative insurance proceeds of $660 million and $380 million, respectively and recorded net gains, representing the proceeds received in excess of recoverable losses recognized, of $208 million and $132 million respectively. Of the $280 million of insurance proceeds received during the year ended December 31, 2023, $210 million represents recoveries for business interruption losses. The fire related costs and gains related to insurance recoveries are included in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.

Project Athens

On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its QVC-U.S. and HSN brands and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength.

During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan. During the year ended December 31, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.

Other

In October 2023, HSN entered into a settlement agreement with the CPSC in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claim that HSN allegedly failed to timely submit a report under the Consumer Product Safety Act (“CPSA”) in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer® and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. The civil penalty was recorded in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Zulily Restructuring

In the first quarter of 2022, Zulily began to execute a series of transformation initiatives, beginning with the announcement of the closure of its fulfillment center in Bethlehem, Pennsylvania, and reduction in corporate workforce. Zulily recorded $5 million of restructuring charges during the year ended December 31, 2023, related to its reduction in corporate workforce. Zulily recorded $13 million of restructuring charges during the year ended December 31, 2022, approximately $9 million of which related to its regional office space strategy and expenses associated with the Pennsylvania facility closure, and approximately $4 million of which related to a reduction in corporate workforce. Zulily was a wholly owned subsidiary of Qurate Retail until its divestiture on May 24, 2023 (see note 1).

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

For segment reporting purposes, Qurate Retail defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and SG&A excluding stock-based compensation and, where applicable, separately identified items impacting comparability. Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, penalties, acquisition-related costs, fire related costs, net of recoveries (including Rocky Mount inventory losses) and gains on sale leaseback transactions, that are included in the measurement of operating income (loss) pursuant to GAAP.  Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the year ended December 31, 2023, Qurate Retail has identified the following consolidated subsidiaries as its reportable segments:

●	QxH – QxH markets and sells a wide variety of consumer products in the U.S., primarily by means of its televised shopping programs and via the Internet through their websites and mobile applications.
●	QVC International – QVC International markets and sells a wide variety of consumer products in several foreign countries, primarily by means of its televised shopping programs and via the Internet through its international websites and mobile applications.

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

Performance Measures

	Years ended December 31,
	2023		2022		2021
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in millions
QxH	$6,995	746	7,359	750	8,277	1,439
QVC International	2,454	325	2,528	358	3,077	562
CBI	1,165	67	1,313	78	1,238	137
Corporate and other	301	(64)	906	(122)	1,453	(58)
Inter-segment eliminations	—	—	—	—	(1)	—
Consolidated Qurate Retail	$10,915	1,074	12,106	1,064	14,044	2,080

Other Information

	December 31, 2023		December 31, 2022

	Total	Capital	Total	Capital
	assets	expenditures	assets	expenditures

	amounts in millions
QxH	$8,088	128	8,731	178
QVC International	1,892	54	1,933	38
CBI	566	45	558	39
Corporate and other	822	3	1,349	13
Consolidated Qurate Retail	$11,368	230	12,571	268

Table Contents

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Consolidated segment Adjusted OIBDA	$1,074	1,064	2,080
Stock-based compensation	(53)	(60)	(72)
Depreciation and amortization	(407)	(481)	(537)
Restructuring, penalties and fire related (costs), net of recoveries	189	(3)	(21)
Gains on sale of assets and sale leaseback transactions	113	520	—
Impairment of intangible assets	(326)	(3,081)	(363)
Operating income	590	(2,041)	1,087
Interest expense	(451)	(456)	(468)
Interest and dividend income	52	10	5
Realized and unrealized gains (losses) on financial instruments, net	(61)	55	98
Loss on disposition of Zulily, net	(64)	—	—
Tax sharing income (expense) with Liberty Broadband	(11)	79	10
Other, net	11	45	(94)
Earnings (loss) from continuing operations before income taxes	$66	(2,308)	638

Revenue by Geographic Area

The following table summarizes net revenue generated by subsidiaries located within the identified geographic areas:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
United States	$8,442	9,514	10,864
Japan	945	1,017	1,167
Germany	788	813	1,027
Other foreign countries	740	762	986
	$10,915	12,106	14,044

Long-lived Assets by Geographic Area

	December 31,
	2023	2022

	amounts in millions
U.S.	$348	378
Japan	91	104
Germany	19	36
Other foreign countries	54	52
	$512	570

Table Contents

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2024:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2024 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 29, 2024.

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

10 - Material Contracts:

10.1

Liberty Interactive Corporation 2010 Incentive Plan (As Amended and Restated Effective November 7, 2011) (the “2010 Incentive Plan”) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2011 filed on November 8, 2011 (File No. 001-33982)). +

10.2

Amendment to the 2010 Incentive Plan (effective August 5, 2013) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on From 10-Q for the quarterly period ended on September 30, 2013 filed on November 5, 2013 (File No. 001-33982)). +

10.3

Liberty Interactive Corporation 2012 Incentive Plan (Amended and Restated as of March 31, 2015) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)). +

10.4	Liberty Interactive Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on July 8, 2016 (File No. 001-33982)). +

10.5

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014 (File No. 001-33982) (the “Liberty 2013 Form 10-K”)). +

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.14 to the Liberty 2013 Form 10-K). +

10.7

Form of Restricted Stock Award Agreement under the 2007 Incentive Plan and the 2010 Incentive Plan [for certain designated award recipients] (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982)). +

10.8

Form of Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-33982)).

10.9

Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (as assignee of Starz (f/k/a Liberty Media Corporation)) (the “Services Agreement”) (incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to Starz’s Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201)).

10.10

Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed on May 9, 2013 (File No. 333-184501)).

10.11

Form of the Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC Inc.’s Registration Statement on Form S-4 filed on April 30, 2014 (File No. 333-195586)).

10.12

Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC Inc.’s Registration Statement on Form S-4 filed on October 10, 2014 (File No. 333-199254)).

10.13

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

10.14

Liberty Interactive Corporation Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015 filed on May 8, 2015 (File No. 001-33982)).+

10.15	zulily, inc. 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 8, 2013 (File No. 333-191617)). +

10.16	zulily, inc. 2013 Equity Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to zulily, inc.’s Registration Statement on Form S-1 filed on October 17, 2013 (File No. 333-191617)). +

10.17

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 26, 2016 (File No. 001-33982) (the “Liberty 2015 Form 10-K”)). +

10.18	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.49 to the Liberty 2015 Form 10-K). +

10.19

Form of 2017 Term Option Agreement under the 2016 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 001-33982) (the “2017 Q3 Form 10-Q”)). +

10.20	Form of Nonqualified Stock Option Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.5 to the 2017 Q3 Form 10-Q). +

10.21

HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to HSN, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 20, 2014 (File No. 01-34061)). +

10.22	HSN, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A of HSN, Inc.’s 2017 Proxy Statement on Schedule 14A filed on April 10, 2017 (File No. 01-34061)). +

10.23

Letter Agreement between Liberty Interactive Corporation and Liberty Media Corporation relating to the Services Agreement (incorporated by reference to Exhibit 10.60 to Liberty Media Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018 (File No. 001-35707)).

10.24

Amendment, dated March 13, 2018, of certain Liberty Interactive Corporation incentive plans (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 file on May 10, 2018 (File No. 001-33982)).+

10.25

Tax Sharing Agreement, dated as of March 9, 2018, by and between Liberty Interactive Corporation and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385) (the “GCI March Form 8-K”)).

10.26

Indemnification Agreement, dated as of March 9, 2018, by and among Liberty Interactive Corporation, GCI Liberty, Inc., Liberty Interactive LC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to the GCI March Form 8-K).

10.27

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

10.28

First Supplemental Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the 2018 QVC Form 8-A).

10.29	Form of QVC, Inc. 6.375% Senior Secured Notes due 2067 (incorporated by reference to Exhibit 4.3 to the 2018 QVC Form 8-A).

10.30

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

10.31	Form of 6.250% Senior Secured Notes due 2068 (incorporated by reference to Exhibit 4.3 to the 2019 QVC Form 8-A).

10.32

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed on May 10, 2019 (File No. 001-33982)).

10.33

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media Corporation and the Registrant, Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 26, 2020 (File No. 001-33982)).+

10.34

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-35707)). +

10.35

Form of Annual Option Award Agreement between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-33982) (the “December 2019 Form 8-K”)). +

10.36	Form of Annual Performance-based Restricted Stock Unit Award Agreement between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.4 to the December 2019 Form 8-K). +

10.37

Form of Upfront Award Agreement between the Registrant and Gregory B. Maffei under the Qurate Retail, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 Form 8-K). +

10.38

Third Supplemental Indenture, dated February 4, 2020, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to QVC Inc.’s Current Report on Form 8-K (File No. 001-38654) filed on February 4, 2020 (the “February 2020 Form 8-K”)).

10.39	Form of 4.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.3 to the February 2020 Form 8-K).

10.40	Qurate Retail, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on April 14, 2020 (File No. 001-33982)). +

10.41

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

10.42	Form of 4.375% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to the August 2020 Form 8-K).

10.43

Form of Nonqualified Stock Option Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (File No. 001-33982)(the “2020 Form 10-K”)).+

10.44

Form of Restricted Stock Units Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.68 to the 2020 Form 10-K).+

10.45

Form of Nonqualified Stock Option Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.69 to the 2020 Form 10-K).+

10.46

Form of Performance-Based Restricted Stock Units Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021 (File No. 001-33982) (the “March 2021 Form 10-Q”)).+

10.47

Stock Exchange Agreement, dated June 3, 2021, among John C. Malone, Leslie A. Malone, The John C. Malone 1995 Revocable Trust, The Leslie A. Malone 1995 Revocable Trust, The Tracy M. Neal Trust A, The Evan D. Malone Trust A and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-33982) (the “June 2021 Form 8-K”)).

10.48	Stock Exchange Agreement, dated June 3, 2021, between Gregory B. Maffei and the Registrant (incorporated by reference to Exhibit 10.2 to the June 2021 8-K).

10.49

Waiver Letter and Amendment of Employment Agreement, dated June 3, 2021, among Gregory B. Maffei, Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.3 to the June 2021 Form 8-K).+

10.50

Restricted Share Award Agreement under the Qurate Retail, Inc. 2020 Omnibus Incentive Plan, as amended, dated as of June 3, 2021, by and between the Registrant and Gregory B. Maffei. (incorporated by reference to Exhibit 10.4 to the June 2021 8-K).+

10.51

Employment Agreement, effective as of July 12, 2021, by and between David Rawlinson and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2021 (File No. 001-33982)).+

10.52

Fifth Amended and Restated Credit Agreement, dated as of October 27, 2021, among QVC, Inc., Zulily, LLC, QVC Global Corporate Holdings, LLC and Cornerstone Brands, Inc., as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to QVC, Inc.’s Current Report on Form 8-K filed on October 28, 2021 (File No. 001-38654)).

10.53

SOFR Transition and Other Agreements, dated as of June 20, 2023, by and among QVC, Inc., QVC Global Corporate Holdings, LLC, and Cornerstone Brands, Inc., as Borrowers, and the other parties thereto, related to the Fifth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 4, 2023 (File No. 001-33982)).

21	Subsidiaries of Qurate Retail, Inc.*

23.1	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

97	Qurate Retail, Inc. Policy for the Recovery of Erroneously Awarded Compensation*

99.1	Reconciliation of Qurate Retail, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

QURATE RETAIL, INC.

Date: February 28, 2024	By /s/ DAVID RAWLINSON II
David Rawlinson II
Chief Executive Officer and President

Date: February 28, 2024	By /s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board and Director	February 28, 2024
Gregory B. Maffei

/s/David Rawlinson II	Chief Executive Officer, President and Director	February 28, 2024
David Rawlinson II

/s/Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	February 28, 2024
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/Richard N. Barton	Director	February 28, 2024
Richard N. Barton

/s/John C. Malone	Director	February 28, 2024
John C. Malone

/s/M. Ian G. Gilchrist	Director	February 28, 2024
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 28, 2024
Evan D. Malone

/s/Larry E. Romrell	Director	February 28, 2024
Larry E. Romrell

/s/ Andrea L. Wong	Director	February 28, 2024
Andrea L. Wong

/s/Fiona P. Dias	Director	February 28, 2024
Fiona P. Dias