Form 10-Q
period 2024-03-31
Qurate Retail, Inc.
filed 2024-05-08
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of April 30, 2024 was:

Series A common stock	387,931,205
Series B common stock	8,927,840

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2024	2023

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,102	1,121
Trade and other receivables, net of allowance for credit losses of $99 million and $102 million, respectively	980	1,308
Inventory, net	1,134	1,044
Other current assets	170	209
Total current assets	3,386	3,682
Property and equipment, net	496	512
Intangible assets not subject to amortization (note 5):
Goodwill	3,141	3,164
Trademarks	2,698	2,698
	5,839	5,862
Intangible assets subject to amortization, net (note 5)	495	526
Operating lease right-of-use assets	629	635
Other assets, at cost, net of accumulated amortization	136	151
Total assets	$10,981	11,368

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2024	2023

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$789	895
Accrued liabilities	715	983
Current portion of debt, $354 million and $219 million measured at fair value (note 6)	939	642
Other current liabilities	100	97
Total current liabilities	2,543	2,617
Long-term debt (note 6)	4,552	4,698
Deferred income tax liabilities	1,504	1,531
Preferred stock (note 7)	1,272	1,270
Operating lease liabilities	617	615
Other liabilities	142	148
Total liabilities	10,630	10,879
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 387,931,205 shares at March 31, 2024 and 383,047,720 shares at December 31, 2023	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,927,840 shares at March 31, 2024 and 8,700,380 shares at December 31, 2023	—	—
Series C common stock, $.01 par value. Authorized 4,000,000,000 shares; no shares issued	—	—
Additional paid-in capital	107	99
Accumulated other comprehensive earnings (loss), net of taxes	(51)	86
Retained earnings	195	196
Total stockholders' equity	255	385
Noncontrolling interests in equity of subsidiaries	96	104
Total equity	351	489
Commitments and contingencies (note 8)
Total liabilities and equity	$10,981	11,368

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in millions, except per share amounts
Total revenue, net	$2,342	2,644
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	1,511	1,809
Operating expense	180	194
Selling, general and administrative, including stock-based compensation (note 2)	408	478
Depreciation and amortization	99	100
Gain on sale of assets and leaseback transactions (note 8)	(1)	(113)
	2,197	2,468
Operating income (loss)	145	176
Other income (expense):
Interest expense	(117)	(94)
Dividend and interest income	12	11
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(7)	(32)
Other, net	(2)	4
	(114)	(111)
Earnings (loss) before income taxes	31	65
Income tax (expense) benefit	(23)	(32)
Net earnings (loss)	8	33
Less net earnings (loss) attributable to the noncontrolling interests	9	13
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(1)	20

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$—	0.05
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$—	0.05

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Net earnings (loss)	$8	33
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(44)	20
Recognition of previously unrealized losses (gains) on debt, net	—	(19)
Credit risk on fair value debt instruments gains (loss)	(99)	129
Other comprehensive earnings (loss)	(143)	130
Comprehensive earnings (loss)	(135)	163
Less comprehensive earnings (loss) attributable to the noncontrolling interests	3	12
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(138)	151

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$8	33
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	99	100
Stock-based compensation	16	16
Realized and unrealized (gains) losses on financial instruments, net	7	32
Gain on sale of assets and sale leaseback transactions	(1)	(113)
Gain on insurance proceeds, net of fire related costs	—	(17)
Insurance proceeds received for operating expenses and business interruption losses	—	37
Deferred income tax expense (benefit)	(2)	(2)
Other, net	4	9
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	313	294
Decrease (increase) in inventory	(94)	25
Decrease (increase) in prepaid expenses and other assets	45	48
(Decrease) increase in trade accounts payable	(101)	(167)
(Decrease) increase in accrued and other liabilities	(268)	(279)
Net cash provided (used) by operating activities	26	16
Cash flows from investing activities:
Capital expenditures	(40)	(54)
Expenditures for television distribution rights	(2)	(38)
Cash proceeds from dispositions of investments	6	1
Proceeds from sale of fixed assets	6	198
Insurance proceeds received for fixed asset loss	—	18
Payments for settlements of financial instruments	—	(179)
Proceeds from settlements of financial instruments	—	167
Other investing activities, net	(1)	(1)
Net cash provided (used) by investing activities	(31)	112
Cash flows from financing activities:
Borrowings of debt	1,570	677
Repayments of debt	(1,555)	(803)
Dividends paid to noncontrolling interest	(11)	(12)
Dividends paid to common shareholders	(4)	(7)
Indemnification agreement settlement	—	24
Other financing activities, net	(2)	(1)
Net cash provided (used) by financing activities	(2)	(122)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(12)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	(19)	10
Cash, cash equivalents and restricted cash at beginning of period	1,136	1,285
Cash, cash equivalents and restricted cash at end of period	$1,117	1,295

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2024	2023

	in millions
Cash and cash equivalents	$1,102	1,121
Restricted cash included in other current assets	15	15
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$1,117	1,136

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2024	$—	4	—	99	86	196	104	489
Net earnings (loss)	—	—	—	—	—	(1)	9	8
Other comprehensive earnings (loss)	—	—	—	—	(137)	—	(6)	(143)
Stock-based compensation	—	—	—	9	—	—	—	9
Distribution to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Other	—	—	—	1	—	—	—	1
Balance at March 31, 2024	$—	4	—	107	(51)	195	96	351

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$—	4	—	53	18	337	113	525
Net earnings (loss)	—	—	—	—	—	20	13	33
Other comprehensive earnings (loss)	—	—	—	—	131	—	(1)	130
Stock-based compensation	—	—	—	14	—	—	—	14
Distribution to noncontrolling interest	—	—	—	—	—	—	(12)	(12)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Other	—	—	—	1	—	1	—	2
Balance at March 31, 2023	$—	4	—	67	149	358	113	691

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Qurate Retail's Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”).

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

In December 2019, the Company entered into an amended services agreement. Under the amended services agreement, components of LMC’s Chief Executive Officer’s compensation are either paid directly to him or reimbursed to LMC, in each case, based on allocations set forth in the amended services agreement, currently set at 10% for the Company but subject to adjustment on an annual basis and upon the occurrence of certain events.

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $3 million and $2 million was reimbursable to LMC for the three months ended March 31, 2024 and 2023, respectively. Qurate Retail had a cumulative tax sharing payable to LMC and Liberty Broadband in the amount of approximately $16 million as of both March 31, 2024 and December 31, 2023, included in other liabilities in the condensed consolidated balance sheets.

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

Included in revenue in the accompanying condensed consolidated statements of operations is $192 million for the three months ended March 31, 2023 related to Zulily. Included in net earnings (loss) in the accompanying condensed consolidated statement of operations is a loss of $35 million for the three months ended March 31, 2023 related to Zulily.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $16 million of stock-based compensation during both of the three months ended March 31, 2024 and 2023.

Qurate Retail—RSUs

During the three months ended March 31, 2024 and in connection with their employment agreements, Qurate Retail granted 3.7 million performance-based, stock-settled RSUs of Series A Qurate Retail common stock (“QRTEA”) to our President and Chief Executive Officer and 296 thousand performance-based, stock-settled RSUs of Series B Qurate Retail common stock (“QRTEB”) to our Chairman of the Board.  Such RSUs had a GDFV of $1.23 per share and $5.01 per share, respectively, and vest one year from the month of grant, subject to the satisfaction of certain performance objectives.

The following table presents the number of cash-settled RSUs granted by the Company during the three months ended March 31, 2024:

Three months ended
March 31, 2024
RSUs Granted (000's)

QRTEA time-based RSUs, subsidiary employees (1)	20,945
QRTEA performance-based RSUs, subsidiary employees (2)	20,305
QRTEA performance-based RSUs, Qurate Retail employees (3)	921
(1)	Grants mainly vest equally over three years.
(2)	Grants vest equally over three years, subject to the satisfaction of certain performance objectives.
(3)	Grants vest one year from the month of grant, subject to the satisfaction of certain performance objectives.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For cash-settled RSUs, the liability and compensation expense related to such awards is adjusted at the end of each reporting period based on the closing market price of QRTEA on the last trading day of the quarter.

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

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2024	23,530	$7.72
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(2,849)	$10.87
Options outstanding at March 31, 2024	20,681	$7.29	2.5	years	$—
Options exercisable at March 31, 2024	18,333	$7.13	2.4	years	$—

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2024	723	$12.35
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Options outstanding at March 31, 2024	723	$12.35	0.6	years	$—
Options exercisable at March 31, 2024	723	$12.35	0.6	years	$—

The following table presents the number and weighted average GDFV of stock-settled RSUs granted to certain officers, employees and directors of the Company.

		Weighted		Weighted
	Series A	Average	Series B	Average
	(000's)	GDFV	(000's)	GDFV
RSUs outstanding at January 1, 2024	14,691	$3.30	353	$5.51
Granted	3,739	$1.23	296	$5.01
Vested	(5,612)	$3.73	(353)	$4.85
Forfeited/Cancelled	(1,115)	$2.15	—	$—
RSUs outstanding at March 31, 2024	11,703	$2.54	296	$5.01

As of March 31, 2024, Qurate Retail also had 1.1 million QRTEB RSAs outstanding with a GDFV of $13.65 per share.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2024, the total unrecognized compensation cost related to unvested Awards was approximately $90 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.7 years.

As of March 31, 2024, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 20.7 million shares of QRTEA and 0.7 million shares of QRTEB.

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

Excluded from diluted EPS for the three months ended March 31, 2024 and 2023 are 21 million and 30 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended
	March 31,
	2024	2023

	number of shares in millions
Basic WASO	392	383
Potentially dilutive shares	1	1
Diluted WASO	393	384

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2024			December 31, 2023
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$820	820	—	726	726	—
Debt	$354	—	354	219	—	219

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Equity securities	(2)	(3)
Exchangeable senior debentures	(5)	(31)
Other financial instruments	—	2
	$(7)	(32)

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  During the three months ended March 31, 2023, the Company recognized $25 million of previously unrecognized gains, which was recognized through realized and unrealized gains (losses) on financial instruments, net on the condensed consolidated statement of operations. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a loss of $129 million and a gain of $169 million for the three months ended March 31, 2024 and 2023, respectively.  The cumulative change was a gain of $410 million as of March 31, 2024, net of the recognition of previously unrecognized gains and losses.

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QxH	QVC Int'l	CBI	Total

	amounts in millions
Balance at January 1, 2024	$2,367	785	12	3,164
Foreign currency translation adjustments	—	(23)	—	(23)
Balance at March 31, 2024	$2,367	762	12	3,141

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $77 million and $74 million for the three months ended March 31, 2024 and 2023, respectively. Based on its amortizable intangible assets as of March 31, 2024, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2024	$215
2025	$171
2026	$103
2027	$8
2028	$—

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	March 31, 2024	March 31, 2024	December 31, 2023

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029	352	162	101
3.75% Exchangeable Senior Debentures due 2030	428	192	118
Subsidiary level notes and facilities
QVC 4.85% Senior Secured Notes due 2024	—	—	423
QVC 4.45% Senior Secured Notes due 2025	586	585	585
QVC 4.75% Senior Secured Notes due 2027	575	575	575
QVC 4.375% Senior Secured Notes due 2028	500	500	500
QVC 5.45% Senior Secured Notes due 2034	400	399	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Senior Secured Credit Facility	1,295	1,295	857
Deferred loan costs	—	(31)	(32)
Total consolidated Qurate Retail debt	$5,953	5,491	5,340
Less current classification		(939)	(642)
Total long-term debt		$4,552	4,698

QVC Senior Secured Notes

As of March 31, 2024, the remaining outstanding 4.45% Senior Secured Notes due 2025 are classified within the current portion of long-term debt as they mature in less than one year.

On February 27, 2024, QVC delivered a notice of redemption to the trustee and holders of QVC’s 4.85% Senior Secured Notes due 2024 (“2024 Notes”).  Pursuant to the notice of redemption, QVC redeemed the remaining outstanding 2024 Notes in full on March 28, 2024.

The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of March 31, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes.  Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

QVC Senior Secured Credit Facility

On October 27, 2021, QVC amended and restated its latest credit agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement”) and refinanced QVC’s existing bank credit facility by entering into the Fifth

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Amended and Restated Credit Agreement with Zulily, CBI, and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect (or former, in the case of Zulily) wholly owned subsidiary of Qurate Retail, as borrowers (QVC, Zulily, CBI and QVC Global, collectively, the “Borrowers”), JPMorgan Chase Bank, N.A., as administrative agent, and the other parties named therein. In connection with the Zulily divestiture (see note 1), Zulily is no longer a co-borrower in the Credit Facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from Qurate Retail, which was approximately $80 million.

The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility (the “Credit Facility”), with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Fifth Amended and Restated Credit Agreement bear interest at either the alternate base rate (such rate, the “ABR Rate”) or a London Inter-bank Offered Rate (“LIBOR”)-based rate (or the applicable non-U.S. Dollar equivalent rate) (such rate, the “Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if CBI, QVC Global or any other borrower under the Credit Facility (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the Credit Facility may be reborrowed.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Availability under the Fifth Amended and Restated Credit Agreement at March 31, 2024 was $1,866 million.  The interest rate on the Credit Facility was 6.8% and 6.3% at March 31, 2024 and 2023, respectively.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of March 31, 2024 the Company’s 3.75% and 4.0% Exchangeable Debentures have been classified as current because the Company does not own shares to exchange the debentures. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2024 are as follows (amounts in millions):

Senior debentures	$480
QVC senior secured notes	$2,347

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2024.

(7)   Preferred Stock

On September 14, 2020, Qurate Retail issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,723,161 shares of Preferred Stock issued and outstanding at March 31, 2024.

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

Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the condensed consolidated balance sheets. The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share. Given the liability classification of the Preferred Stock, all dividends accrued will be classified as interest expense in the condensed consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $633 million as of March 31, 2024.

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center for the operating segment comprised of QVC U.S. and HSN (“QxH”) and QVC’s primary returns center for hard goods. QVC maintains property, general liability and business interruption insurance coverage. Based on provisions of QVC's insurance policies, the Company recorded insurance recoveries for fire related costs for which recovery is deemed probable.

In June 2023, QVC agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2023, QVC recorded cumulative fire related costs of $439 million, which included $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2023, QVC received cumulative insurance proceeds of $660 million, and recorded net gains, representing the proceeds received in excess of recoverable losses recognized of $208 million. Of the $280 million of insurance proceeds received during the year ended December 31, 2023, $210 million represents recoveries for business interruption losses.

During the three months ended March 31, 2023, QVC received $55 million of insurance proceeds and recognized a gain of $15 million on insurance proceeds received in excess of fire losses, which was partially offset by $11 million of other fire related costs.

In February 2023, QVC sold the Rocky Mount fulfillment center to an independent third party and received cumulative net cash proceeds of $19 million as of December 31, 2023, of which $15 million was received during the three months ended March 31, 2023. QVC recognized a $13 million gain on the sale during the three months ended March 31, 2023, calculated as the difference between the aggregate consideration received and the carrying value of the property.

Project Athens

On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core QVC U.S. and HSN brands and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses.

During 2022, QVC commenced the first phase of Project Athens including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. During the three months ended March 31, 2023, QVC recorded restructuring charges of $13 million. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.

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

In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property was owned as of December 31, 2023, and is included in other assets in the condensed consolidated balance sheet. Under the terms of the agreement, QVC received net cash proceeds of $6 million related to its German facility when the sale closed in February 2024. QVC recognized a $1 million gain related to the sale during the first quarter of 2024, calculated as the difference between the aggregate consideration received and the carrying value of the property. Concurrent with the sale, QVC entered into an agreement to lease a portion of the property back over 2 years and recorded an operating lease right-of-use asset and operating lease liability of $1 million.

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

For the three months ended March 31, 2024, Qurate Retail has identified the following operating segments as its reportable segments:

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

Qurate Retail's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The accounting policies of the segments are the same as those described in the Company's Summary of Significant Accounting Policies in the 2023 10-K.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	March 31, 2024
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$589	237	189	—	1,015
Apparel	282	108	42	—	432
Beauty	239	129	—	—	368
Accessories	201	48	—	—	249
Electronics	108	15	—	—	123
Jewelry	80	33	—	—	113
Other revenue	40	2	—	—	42
Total Revenue	$1,539	572	231	—	2,342

	Three months ended
	March 31, 2023
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$635	237	214	50	1,136
Apparel	295	113	45	70	523
Beauty	246	133	—	9	388
Accessories	192	51	—	50	293
Electronics	110	17	—	2	129
Jewelry	77	39	—	8	124
Other revenue	46	2	—	3	51
Total Revenue	$1,601	592	259	192	2,644

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended March 31,
	2024	2023

	amounts in millions
QxH	$185	139
QVC International	75	72
CBI	6	4
Corporate and other	(7)	(36)
Consolidated Qurate Retail	$259	179

Other Information

	March 31, 2024
	Total assets	Capital expenditures

	amounts in millions
QxH	$7,840	22
QVC International	1,793	10
CBI	555	8
Corporate and other	793	—
Consolidated Qurate Retail	$10,981	40

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Adjusted OIBDA	$259	179
Stock-based compensation	(16)	(16)
Depreciation and amortization	(99)	(100)
Gain on sale of assets and sale leaseback transactions	1	113
Operating income (loss)	$145	176
Interest expense	(117)	(94)
Interest and dividend income	12	11
Realized and unrealized gains (losses) on financial instruments, net	(7)	(32)
Other, net	(2)	4
Earnings (loss) before income taxes	$31	65

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business strategies; revenue growth at QVC, Inc. ("QVC"); our projected sources and uses of cash; and fluctuations in interest rates and foreign currency exchange rates. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	customer demand for our products and services and our ability to attract new customers and retain existing customers by anticipating customer demand and adapting to changes in demand;
●	competitor responses to our products and services;
●	increased digital TV penetration and the impact on channel positioning of our programs;
●	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance, including availability, terms, deployment of capital and our level of indebtedness;
●	our ability to effectively manage our installment sales plans and revolving credit card programs;
●	the cost and ability of shipping companies, manufacturers, suppliers, digital marketing channels, and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	availability of qualified personnel;
●	the impact of the seasonality of our businesses;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors, including our increased reliance on social media platforms as a marketing tool;
●	domestic and international economic and business conditions and industry trends, including the impact of Brexit (as defined below) and the impact of inflation and increased labor costs;
●	increases in market interest rates;
●	changes in the trade policy and trade relations with China;
●	consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
●	system interruption and the lack of integration and redundancy in the systems and infrastructures of our businesses;
●	advertising spending levels;
●	changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and Internet protocol television and their impact on home shopping programming;
●	rapid technological changes;
●	failure to protect the security of personal information, including as a result of cybersecurity threats and cybersecurity incidents, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we operate;
●	natural disasters, public health crises (including COVID-19 and its variants or future pandemics or epidemics), political crises, and other catastrophic events or other events outside of our control, including climate change;
●	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;
●	failure to successfully implement Project Athens (defined below); and
●	fluctuations in foreign currency exchange rates.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2023 10-K.

The information herein relates to Qurate Retail, Inc. and its controlled subsidiaries (collectively “Qurate Retail,” the “Company,” “Consolidated Qurate Retail,” “us,” “we” or “our” unless the context otherwise requires).

Overview

We own controlling interests in video and online commerce companies. Our largest businesses and reportable segments are our operating segment comprised of QVC U.S. and HSN, Inc. (“QxH”) and QVC International. QVC markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries via highly engaging video-rich, interactive shopping experiences, primarily by means of its televised shopping programs and the Internet through its domestic and international websites and mobile applications. Cornerstone Brands, Inc. (“CBI”), consists of a portfolio of aspirational home and apparel brands, and is a reportable segment.

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

Included in revenue in the accompanying condensed consolidated statements of operations is $192 million for the three months ended March 31, 2023 related to Zulily. Included in net earnings (loss) in the accompanying condensed consolidated statement of operations is a loss of $35 million for the three months ended March 31, 2023 related to Zulily.

On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core QVC U.S. and HSN brands and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses.

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

Build new high growth businesses. Finally, Qurate Retail is focused on expanding in the video streaming shopping market. In order to build new high growth businesses, Qurate Retail expects to expand streaming viewership by improving the current streaming experience with enhanced video and navigation and seamless transactions. Additionally, we are shaping the future streaming experience with exclusive content, program and deal concepts. We are also building a next generation shopping app featuring vendors with self-made content.

During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the three months ended March 31, 2023. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.

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

The Company has continued to see inflationary pressures during the period including higher wages and merchandise costs consistent with inflation experienced by the global economy. If these pressures persist, inflated costs may result in certain increased costs outpacing our pricing power in the near term.

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC U.S., and also served as QVC U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and did not reopen. QVC took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023 and received cumulative net cash proceeds of $19 million as of December 31, 2023 of which $15 million was received during the three months ended March 31, 2023. QVC assessed its network footprint and is making investments to expand capacity and increase throughput as a result of the loss of the Rocky Mount fulfillment center.

Based on the provisions of QVC’s insurance policies certain fire related costs were recoverable.  In June 2023, QVC agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2023, QVC recorded cumulative fire related costs of $439 million which included $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2023, QVC received cumulative insurance proceeds of $660 million and recorded net gains, representing the proceeds received in excess of recoverable losses recognized of $208 million. Of the $280 million of insurance proceeds received during the year ended December 31, 2023, $210 million represents recoveries for business interruption losses.

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

In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property was owned as of December 31, 2023, and is included in other assets in the condensed consolidated balance sheet. Under the terms of the agreement, QVC received net cash proceeds of $6 million related to its German facility when the sale closed in February 2024. QVC recognized a $1 million gain related to the sale during the first quarter of 2024, calculated as the difference between the aggregate consideration received and the carrying value of the property. Concurrent with the sale, QVC entered into an agreement to lease a portion of the property back over 2 years and recorded an operating lease right-of-use asset and operating lease liability of $1 million.

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

Operating Results

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Revenue
QxH	$1,539	1,601
QVC International	572	592
CBI	231	259
Corporate and other	—	192
Consolidated Qurate Retail	$2,342	2,644

Operating Income (Loss)
QxH	$94	74
QVC International	63	156
CBI	(3)	(2)
Corporate and other	(9)	(52)
Consolidated Qurate Retail	$145	176

Adjusted OIBDA
QxH	$185	139
QVC International	75	72
CBI	6	4
Corporate and other	(7)	(36)
Consolidated Qurate Retail	$259	179

Revenue.    Consolidated Qurate Retail revenue decreased 11.4% or $302 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year.  The decrease in the three months ended March 31, 2024 was due to decreased revenue in the Corporate and other segment of $192 million, decreased revenue at QxH of $62 million, decreased revenue at CBI of $28 million, and decreased revenue at QVC International of $20 million, compared to the same period in the prior year. The decrease in Corporate and other revenue was due to the divestiture of Zulily in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $16 million of stock-based compensation for both of the three months ended March 31, 2024 and 2023.  As of March 31, 2024, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $90 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.7 years.

Operating income.    Our consolidated operating income decreased $31 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year. The decrease in operating income for the three months ended March 31, 2024 was primarily due to a decrease in operating income at QVC International of $93 million, and an increase in operating losses at CBI of $1 million, partially offset by a decrease in operating losses at the Corporate and other segment of $43 million, and an increase in operating income at QxH of $20 million, compared to the corresponding period in the prior year. Operating loss in the Corporate and other segment decreased for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily related to the divestiture of Zulily in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

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

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Operating income (loss)	$145	176
Depreciation and amortization	99	100
Stock-based compensation	16	16
Gain on sale of assets and leaseback transactions	(1)	(113)
Adjusted OIBDA	$259	179

Consolidated Adjusted OIBDA increased 44.7% or $80 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year. The increase in Adjusted OIBDA for the three months ended March 31, 2024 was primarily due to an increase at QxH of $46 million, a decrease in Adjusted OIBDA losses at Corporate and other of $29 million, an increase at QVC International of $3 million, and an increase at CBI of $2 million, compared to the corresponding period in the prior year.  The change in the Corporate and other segment for the three months ended March 31, 2024 was primarily due to the divestiture of Zulily in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2024	2023

	amounts in millions

Interest expense	$(117)	(94)
Interest and dividend income	12	11
Realized and unrealized gains (losses) on financial instruments, net	(7)	(32)
Other, net	(2)	4
Other income (expense)	$(114)	(111)

Interest expense.    Interest expense increased $23 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year.  The increase in interest expense for the three months ended March 31, 2024, compared to the same period in the prior year, is due to the reversal of interest expense related to the settlement of state income tax reserves at QVC during the prior year.

Interest and dividend income. Interest and dividend income remained relatively flat for the three months ended March 31, 2024, compared to the same period in the prior year.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Equity securities	(2)	(3)
Exchangeable senior debentures	(5)	(31)
Other financial instruments	—	2
	$(7)	(32)

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The decrease in realized and unrealized losses for the three months ended March 31, 2024, compared to the corresponding period in the prior year, was primarily driven by a decrease in unrealized losses on the exchangeable senior debentures driven by decreases in stock prices of the securities underlying the debentures compared to the prior year. The prior year was also impacted by a gain of $15 million due to the extinguishment of the Company’s 1.75% Exchangeable Senior Debentures due 2046.

Other, net. Other, net income decreased $6 million for the three months ended March 31, 2024, compared to the corresponding period in the prior year. The decrease for the three months ended March 31, 2024, compared to the same period in the prior year, was primarily the result of a decrease in tax sharing benefits compared to the prior year, partially offset by a decrease in foreign exchange losses compared to the prior year.

Income taxes. During the three months ended March 31, 2024 and 2023, we had earnings before income taxes of $31 million and $65 million, respectively, and income tax expense of $23 million and $32 million, respectively.  Income tax expense was higher than the U.S. statutory tax rate of 21% during the three months ended March 31, 2024, primarily due to non-deductible stock compensation and non-deductible interest expense related to the 8.0% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). Income tax expense was higher than the U.S. statutory tax rate of 21% during the three months ended March 31, 2023 due to foreign income tax expense and non-deductible interest on preferred stock, partially offset by state income tax benefit.

Net earnings. We had net earnings of $8 million and $33 million for the three months ended March 31, 2024 and 2023, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2024, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, debt (including availability under QVC’s bank credit facilities (the “Credit Facility”), as discussed in note 6 to the accompanying condensed consolidated financial statements), and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted.  For example, under QVC’s bond indentures, it is able to pay dividends or make other restricted payments if it is not in default on its senior secured notes and its consolidated leverage ratio is no greater than 3.5 to 1.0.  In addition, under the Credit Facility QVC is able to pay dividends or make other restricted payments if it is not in default on the Credit Facility and the consolidated leverage ratio of QVC, QVC Global Corporate Holdings, LLC and CBI is no greater than 4.0 to 1.0.  Further, under QVC’s bond indentures and the Credit Facility, unlimited dividends are permitted to service the debt of parent entities of QVC so long as there is no default (i.e., no leverage test is needed).

As of March 31, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

As of March 31, 2024, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$311
CBI	79
Corporate	712
Total Qurate Retail	$1,102

Borrowing capacity
amount in millions
Credit Facility	$1,866

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of March 31, 2024, the Company had approximately $192 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 68% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, we believe our businesses will generate positive cash flow from operations during 2024.

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$26	16
Net cash provided (used) by investing activities	$(31)	112
Net cash provided (used) by financing activities	$(2)	(122)

During the three months ended March 31, 2024, Qurate Retail's primary uses of cash were capital expenditures of $40 million and dividends paid to noncontrolling interest of $11 million, partially offset by net debt borrowings of $15 million.

The projected uses of Qurate Retail cash for the remainder of 2024 are continued capital improvement spending between $185 million and $200 million, debt service payments (including approximately $217 million for interest payments on outstanding debt), repayment of debt, and payment of dividends to the holders of the Preferred Stock. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

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

Qurate Retail and its subsidiaries were in compliance with all debt covenants at March 31, 2024.

On February 27, 2024, QVC delivered a notice of redemption to the trustee and holders of QVC’s 4.85% Senior Secured Notes due 2024 (“2024 Notes”).  Pursuant to the notice of redemption, QVC redeemed the remaining outstanding 2024 Notes in full on March 28, 2024.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2024 and 2023, QVC-Japan paid dividends to Mitsui of $11 million and $12 million, respectively.

QVC's operating results were as follows:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Net revenue	$2,111	2,193
Cost of goods sold (excluding depreciation, amortization and Rocky Mount inventory losses shown below)	(1,373)	(1,488)
Operating expenses	(170)	(178)
Selling, general and administrative ("SG&A") expenses (excluding stock-based compensation)	(308)	(316)
Adjusted OIBDA	260	211
Restructuring, penalties and fire related (costs), net of recoveries (including Rocky Mount inventory losses)	—	4
Gain on sale of assets and sale leaseback transactions	1	113
Stock-based compensation	(12)	(9)
Depreciation and amortization	(92)	(89)
Operating income	$157	230

Net revenue was generated in the following geographical areas:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
QxH	$1,539	1,601
QVC International	572	592
Consolidated QVC	$2,111	2,193

QVC's consolidated net revenue decreased 3.7% for the three months ended March 31, 2024, as compared to the corresponding period in the prior year. The three month decrease in net revenue is primarily due to a 2.0% decrease in average selling price per unit ("ASP") primarily driven by QVC International and to a lesser extent QxH, and a 1.5% decrease in units shipped driven by QxH, partially offset by QVC International. The decrease was also related to $17 million in unfavorable foreign exchange rates. These decreases to net revenue were partially offset by a $27 million decrease in estimated product returns primarily at QxH and to a lesser extent at QVC International.

During the three months ended March 31, 2024 and 2023, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended
	March 31, 2024
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(3.8)%	—%	(3.8)%
QVC International	(3.4)%	(2.9)%	(0.5)%

The decrease in QxH net revenue for the three months ended March 31, 2024 was primarily due to 4.0% decrease in units shipped, and a 0.5% decrease in ASP. These declines were partially offset by a $22 million decrease in estimated product returns. For the three months ended March 31, 2024, QxH experienced shipped sales growth in jewelry and accessories, with declines in all other categories.

QVC International’s net revenue decline in constant currency for the three months ended March 31, 2024 was primarily due to a 4.7% decrease in ASP across all markets. This decrease was partially offset by a 3.9% increase in units shipped primarily driven by the U.K. and Japan partially offset by Italy. For the three months ended March 31, 2024, QVC International experienced shipped sales growth in constant currency in home with declines in all other product categories.

QVC's cost of goods sold as a percentage of net revenue was 65.0% and 67.9% for the three months ended March 31, 2024 and 2023, respectively. The decrease in cost of goods sold as a percentage of revenue for the three months ended March 31, 2024 is primarily due to product margin improvement and lower warehouse costs across both segments and lower freight costs at QxH. The product margin improvement for the three months ended March 31, 2024 was driven by lower product costs and less inventory liquidation in the current period.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 8.1% for each of the three months ended March 31, 2024 and 2023.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses decreased $8 million and increased slightly as a percentage of net revenue for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease in expenses was driven by a $17 million decrease in consulting expenses primarily at QxH and to a lesser extent decreases in non-income related taxes, building maintenance costs and favorability from foreign exchange rates. These decreases were partially offset by a $17 million increase in marketing costs at QxH. The decrease in consulting expenses related to investments in Project Athens made in the prior year.

QVC recorded a gain of $4 million for the three months ended March 31, 2023, related to a $15 million gain on insurance proceeds received in excess of fire losses and a $13 million gain on the sale of the Rocky Mount property partially offset by $13 million of restructuring costs related to workforce reduction and $11 million of other fire related costs. Fire related costs, net included expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries and gain on the sale of the Rocky Mount property. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, were primarily included in cost of goods sold.

QVC recorded a $1 million gain on sale for the three months ended March 31, 2024 related to the sale leaseback of a property in Germany. QVC recorded $113 million of gains on sale leaseback transactions for the three months ended March 31, 2023 primarily related to the sale leaseback of two properties located in Germany and the U.K.

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $12 million and $9 million for the three months ended March 31, 2024 and 2023, respectively. The increase in stock compensation expense for the three months ended March 31, 2024 is primarily related to new awards granted during the three months ended March 31, 2024.

Depreciation and amortization increased $3 million for the three months ended March 31, 2024, and included $16 million of acquisition related amortization for each of the three months ended March 31, 2024 and 2023. The increase for the three months ended March 31, 2024 was primarily due to software additions including an enhancement to QVC’s Enterprise Resource Planning system that was placed into service in the second quarter of 2023, partially offset by a decrease in channel placement amortization and related expenses due to adjustments recognized related to lower subscriber counts and decreased property and equipment amortization primarily due to assets that are fully depreciated in the current period.

CBI.  CBI consists of a portfolio of aspirational home and apparel brands.  The home brands are comprised of Ballard Designs, Frontgate, and Grandin Road, while Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 33 retail and outlet stores located throughout the U.S., primarily comprised of Ballard Designs and Frontgate stores.

CBI's stand-alone operating results for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Net revenue	$231	259
Costs of goods sold	(138)	(165)
Operating expenses	(10)	(10)
SG&A expenses (excluding stock-based compensation)	(77)	(80)
Adjusted OIBDA	6	4
Stock-based compensation	(2)	(1)
Depreciation and amortization	(7)	(5)
Operating income (loss)	$(3)	(2)

CBI's consolidated net revenue decreased 10.8% for the three months ended March 31, 2024, as compared to the corresponding period in the prior year. The decrease in net revenue for the three months ended March 31, 2024 was the result of a decrease in ASP of 7% related to a product mix shift within the home category to lower priced items, and a decrease in units shipped of 5% compared to the same period in the prior year. The decrease in units shipped was due to softness across home categories and the apparel segment.

CBI's cost of goods sold as a percentage of net revenue was 59.7% and 63.7% for the three months ended March 31, 2024 and 2023, respectively, primarily due to lower supply chain costs.

Operating expenses are principally comprised of credit card processing fees and customer service expenses, which are variable expenses that support sales activity.  For the three months ended March 31, 2024, operating expenses remained flat compared to the corresponding period in the prior year.

CBI’s SG&A expenses (excluding stock-based compensation) include print, digital and retail marketing. For the three months ended March 31, 2024, as a percentage of net revenue, these expenses increased from 30.9% to 33.3%, primarily attributable to lower revenue compared to the prior year, as discussed above.

CBI’s stock-based compensation expense increased $1 million for the three months ended March 31, 2024, compared to the corresponding period in the prior year, primarily due to more stock awards issued and an increase in the stock price compared to the prior year.

CBI’s total depreciation and amortization expense increased $2 million for the three months ended March 31, 2024, as compared to the corresponding period in the prior year, primarily due to increased capital investments, primarily in retail stores and technology.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2024, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QVC	$1,295	6.8%	$3,086	5.2%
Corporate and other	$—	—%	$1,572	6.1%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2024 would have been impacted by approximately $1 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the

Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no repurchases of QRTEA or QRTEB during the three months ended March 31, 2024 under the Company’s share repurchase program.

During the three months ended March 31, 2024, no shares of QRTEA and QRTEB, and 45 shares of Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units, and options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

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

QURATE RETAIL, INC.
Date: May 8, 2024	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer
Date: May 8, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3