Form 10-Q
period 2024-06-30
Qurate Retail, Inc.
filed 2024-08-08
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of July 31, 2024 was:

Series A common stock	387,993,706
Series B common stock	8,927,840

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2024	2023

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,210	1,121
Trade and other receivables, net of allowance for credit losses of $86 million and $102 million, respectively	897	1,308
Inventory, net	1,122	1,044
Other current assets	187	209
Total current assets	3,416	3,682
Property and equipment, net	488	512
Intangible assets not subject to amortization (note 5):
Goodwill	3,126	3,164
Trademarks	2,698	2,698
	5,824	5,862
Intangible assets subject to amortization, net (note 5)	457	526
Operating lease right-of-use assets	619	635
Other assets, at cost, net of accumulated amortization	135	151
Total assets	$10,939	11,368

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2024	2023

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$762	895
Accrued liabilities	787	983
Current portion of debt, $271 million and $219 million measured at fair value (note 6)	856	642
Other current liabilities	138	97
Total current liabilities	2,543	2,617
Long-term debt (note 6)	4,483	4,698
Deferred income tax liabilities	1,468	1,531
Preferred stock (note 7)	1,272	1,270
Operating lease liabilities	612	615
Other liabilities	140	148
Total liabilities	10,518	10,879
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 387,993,706 shares at June 30, 2024 and 383,047,720 shares at December 31, 2023	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,927,840 shares at June 30, 2024 and 8,700,380 shares at December 31, 2023	—	—
Series C common stock, $.01 par value. Authorized 4,000,000,000 shares; no shares issued	—	—
Additional paid-in capital	115	99
Accumulated other comprehensive earnings (loss), net of taxes	(6)	86
Retained earnings	215	196
Total stockholders' equity	328	385
Noncontrolling interests in equity of subsidiaries	93	104
Total equity	421	489
Commitments and contingencies (note 8)
Total liabilities and equity	$10,939	11,368

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions, except per share amounts
Total revenue, net	$2,407	2,649	4,749	5,293
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	1,532	1,734	3,043	3,543
Operating expense	178	193	358	387
Selling, general and administrative, including stock-based compensation (note 2)	418	466	826	944
Restructuring, penalties and fire related costs, net of (recoveries) (note 8)	18	(208)	18	(208)
Depreciation and amortization	96	104	195	204
Gain on sale of assets and leaseback transactions (note 8)	—	(6)	(1)	(119)
	2,242	2,283	4,439	4,751
Operating income (loss)	165	366	310	542
Other income (expense):
Interest expense	(119)	(123)	(236)	(217)
Dividend and interest income	15	14	27	25
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(10)	(14)	(17)	(46)
Loss on disposition of Zulily, net	—	(64)	—	(64)
Other, net	(4)	6	(6)	10
	(118)	(181)	(232)	(292)
Earnings (loss) before income taxes	47	185	78	250
Income tax (expense) benefit	(15)	(66)	(38)	(98)
Net earnings (loss)	32	119	40	152
Less net earnings (loss) attributable to the noncontrolling interests	12	12	21	25
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$20	107	19	127

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.05	0.28	0.05	0.33
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$0.05	0.28	0.05	0.33

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Net earnings (loss)	$32	119	40	152
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(29)	(24)	(73)	(4)
Recognition of previously unrealized losses (gains) on debt, net	—	(13)	—	(32)
Credit risk on fair value debt instruments gains (loss)	70	(48)	(29)	81
Other comprehensive earnings (loss)	41	(85)	(102)	45
Comprehensive earnings (loss)	73	34	(62)	197
Less comprehensive earnings (loss) attributable to the noncontrolling interests	8	5	11	17
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$65	29	(73)	180

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2024	2023

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$40	152
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	195	204
Stock-based compensation	19	30
Realized and unrealized (gains) losses on financial instruments, net	17	46
Gain on sale of assets and sale leaseback transactions	(1)	(119)
Gain on insurance proceeds, net of fire related costs	—	(228)
Insurance proceeds received for operating expenses and business interruption losses	—	226
Loss on disposition of Zulily	—	64
Deferred income tax expense (benefit)	(60)	25
Other, net	6	6
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	395	403
Decrease (increase) in inventory	(84)	131
Decrease (increase) in prepaid expenses and other assets	39	61
(Decrease) increase in trade accounts payable	(122)	(220)
(Decrease) increase in accrued and other liabilities	(151)	(313)
Net cash provided (used) by operating activities	293	468
Cash flows from investing activities:
Capital expenditures	(94)	(105)
Expenditures for television distribution rights	(13)	(107)
Cash proceeds from dispositions of investments	6	71
Cash paid for disposal of Zulily	—	(28)
Proceeds from sale of fixed assets	6	200
Insurance proceeds received for fixed asset loss	—	54
Payments for settlements of financial instruments	—	(179)
Proceeds from settlements of financial instruments	—	167
Other investing activities, net	(3)	(1)
Net cash provided (used) by investing activities	(98)	72
Cash flows from financing activities:
Borrowings of debt	1,660	1,002
Repayments of debt	(1,716)	(1,320)
Dividends paid to noncontrolling interest	(22)	(24)
Dividends paid to common shareholders	(4)	(7)
Indemnification agreement settlement	—	25
Other financing activities, net	(3)	(2)
Net cash provided (used) by financing activities	(85)	(326)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(21)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	89	207
Cash, cash equivalents and restricted cash at beginning of period	1,136	1,285
Cash, cash equivalents and restricted cash at end of period	$1,225	1,492

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2024	2023

	in millions
Cash and cash equivalents	$1,210	1,121
Restricted cash included in other current assets	15	15
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$1,225	1,136

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2024	$—	4	—	99	86	196	104	489
Net earnings (loss)	—	—	—	—	—	19	21	40
Other comprehensive earnings (loss)	—	—	—	—	(92)	—	(10)	(102)
Stock-based compensation	—	—	—	17	—	—	—	17
Distribution to noncontrolling interest	—	—	—	—	—	—	(22)	(22)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Other	—	—	—	1	—	—	—	1
Balance at June 30, 2024	$—	4	—	115	(6)	215	93	421

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at March 31, 2024	$—	4	—	107	(51)	195	96	351
Net earnings (loss)	—	—	—	—	—	20	12	32
Other comprehensive earnings (loss)	—	—	—	—	45	—	(4)	41
Stock-based compensation	—	—	—	8	—	—	—	8
Distribution to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Balance at June 30, 2024	$—	4	—	115	(6)	215	93	421

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (continued)

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$—	4	—	53	18	337	113	525
Net earnings (loss)	—	—	—	—	—	127	25	152
Other comprehensive earnings (loss)	—	—	—	—	53	—	(8)	45
Stock-based compensation	—	—	—	25	—	—	—	25
Distribution to noncontrolling interest	—	—	—	—	—	—	(24)	(24)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Other	—	—	—	2	—	3	—	5
Balance at June 30, 2023	$—	4	—	79	71	467	106	727

	Stockholders' Equity
					Accumulated		Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at March 31, 2023	$—	4	—	67	149	358	113	691
Net earnings (loss)	—	—	—	—	—	107	12	119
Other comprehensive income (loss)	—	—	—	—	(78)	—	(7)	(85)
Stock-based compensation	—	—	—	11	—	—	—	11
Distribution to noncontrolling interest	—	—	—	—	—	—	(12)	(12)
Other	—	—	—	1	—	2	—	3
Balance at June 30, 2023	$—	4	—	79	71	467	106	727

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

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $3 million and $2 million was reimbursable to LMC for the three months ended June 30, 2024 and 2023, respectively, and $6 million and $4 million for the six months ended June 30, 2024 and 2023, respectively. Qurate Retail had a tax sharing payable to Liberty Broadband in the amount of approximately $20 million and $16 million as of June 30, 2024 and December 31, 2023, respectively, included in other liabilities in the condensed consolidated balance sheets.

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

Included in revenue in the accompanying condensed consolidated statements of operations is $109 million and $301 million for the three and six months ended June 30, 2023, respectively, related to Zulily. Included in net earnings (loss) in the accompanying condensed consolidated statement of operations are losses of $9 million and $44 million for the three and six months ended June 30, 2023, respectively, related to Zulily.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $3 million and $14 million of stock-based compensation during the three months ended June 30, 2024 and 2023, respectively, and $19 million and $30 million of stock-based compensation during the six months ended June 30, 2024 and 2023, respectively.

Qurate Retail—RSUs

During the six months ended June 30, 2024 and in connection with their employment agreements, Qurate Retail granted 3.7 million performance-based, stock-settled RSUs of Series A Qurate Retail common stock (“QRTEA”) to our President and Chief Executive Officer and 296 thousand performance-based, stock-settled RSUs of Series B Qurate Retail common stock (“QRTEB”) to our Chairman of the Board.  Such RSUs had a GDFV of $1.23 per share and $5.01 per share, respectively, and vest one year from the month of grant, subject to the satisfaction of certain performance objectives.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the number of cash-settled RSUs granted by the Company during the six months ended June 30, 2024:

Six months ended
June 30, 2024
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

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2024	23,530	$7.72
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(3,203)	$10.62
Options outstanding at June 30, 2024	20,327	$7.26	2.3	years	$—
Options exercisable at June 30, 2024	18,020	$7.10	2.1	years	$—

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2024	723	$12.35
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(316)	$11.59
Options outstanding at June 30, 2024	407	$12.95	0.8	years	$—
Options exercisable at June 30, 2024	407	$12.95	0.8	years	$—

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the number and weighted average GDFV of stock-settled RSUs granted to certain officers, employees and directors of the Company.

		Weighted		Weighted
	Series A	Average	Series B	Average
	(000's)	GDFV	(000's)	GDFV
RSUs outstanding at January 1, 2024	14,691	$3.30	353	$5.51
Granted	3,740	$1.23	296	$5.01
Vested	(5,675)	$3.73	(353)	$4.85
Forfeited/Cancelled	(1,831)	$2.33	—	$—
RSUs outstanding at June 30, 2024	10,925	$2.53	296	$5.01

As of June 30, 2024, Qurate Retail also had 1.1 million QRTEB RSAs outstanding with a GDFV of $13.65 per share.

As of June 30, 2024, the total unrecognized compensation cost related to unvested Awards was approximately $39 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.7 years.

As of June 30, 2024, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 20.3 million shares of QRTEA and 0.4 million shares of QRTEB.

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

Excluded from diluted EPS for the three months ended June 30, 2024 and 2023 are 21 million and 26 million potential common shares, respectively, because their inclusion would have been antidilutive. Excluded from diluted EPS for the six months ended June 30, 2024 and 2023 are 21 million and 28 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	number of shares in millions
Basic WASO	396	388	394	385
Potentially dilutive shares	1	1	1	1
Diluted WASO	397	389	395	386

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2024			December 31, 2023
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$950	950	—	726	726	—
Debt	$271	—	271	219	—	219

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments and derivative instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Equity securities	—	(14)	(2)	(17)
Exchangeable senior debentures	(10)	18	(15)	(13)
Other financial instruments	—	(18)	—	(16)
	$(10)	(14)	(17)	(46)

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  During the three and six months ended June 30, 2023, the Company recognized $19 million and $44 million, respectively, of previously unrecognized gains, which was recognized through realized and unrealized gains (losses) on financial instruments, net on the condensed consolidated statement of operations. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a gain of $92 million and a loss of $62 million for the three months ended June 30, 2024 and 2023, respectively, and a loss of $38 million and a gain of $106 million for the six months ended June 30, 2024 and 2023, respectively.  The cumulative change was a gain of $502 million as of June 30, 2024, net of the recognition of previously unrecognized gains and losses.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QxH	QVC Int'l	CBI	Total

	amounts in millions
Balance at January 1, 2024	$2,367	785	12	3,164
Foreign currency translation adjustments	—	(38)	—	(38)
Balance at June 30, 2024	$2,367	747	12	3,126

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $73 million and $78 million for the three months ended June 30, 2024 and 2023, respectively, and $150 million and $152 million for the six months ended June 30, 2024 and 2023, respectively. Based on its amortizable intangible assets as of June 30, 2024, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2024	$144
2025	$185
2026	$114
2027	$14
2028	$—

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	June 30, 2024	June 30, 2024	December 31, 2023

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029 (1)	351	105	101
3.75% Exchangeable Senior Debentures due 2030 (1)	428	166	118
Subsidiary level notes and facilities
QVC 4.85% Senior Secured Notes due 2024	—	—	423
QVC 4.45% Senior Secured Notes due 2025	586	585	585
QVC 4.75% Senior Secured Notes due 2027	575	575	575
QVC 4.375% Senior Secured Notes due 2028	500	500	500
QVC 5.45% Senior Secured Notes due 2034	400	400	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Senior Secured Credit Facility	1,225	1,225	857
Deferred loan costs	—	(31)	(32)
Total consolidated Qurate Retail debt	$5,882	5,339	5,340
Less current classification		(856)	(642)
Total long-term debt		$4,483	4,698
(1)	Measured at fair value

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

QVC Senior Secured Notes

During the second quarter of 2023, QVC purchased $177 million of the outstanding 4.85% Senior Secured Notes due 2024 (the "2024 Notes") and $15 million of the outstanding 4.45% Senior Secured Notes due 2025 (the "2025 Notes"). As a result of the repurchases, the Company recorded a gain on extinguishment of debt of $10 million for the three and six months ended June 30, 2023, which is included in other, net in the condensed consolidated statements of operations. On February 27, 2024, QVC delivered a notice of redemption to the trustee and holders of the 2024 Notes.  Pursuant to the notice of redemption, QVC redeemed the remaining outstanding 2024 Notes in full on March 28, 2024. As of June 30, 2024, the remaining outstanding 2025 Notes are classified within the current portion of long-term debt as they mature in less than one year.

The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of June 30, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes.  Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

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

Availability under the Fifth Amended and Restated Credit Agreement at June 30, 2024 was $1,860 million.  The interest rate on the Credit Facility was 6.9% and 6.6% at June 30, 2024 and 2023, respectively.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of June 30, 2024 the Company’s 3.75% and 4.0% Exchangeable Debentures have been classified as current because the Company does not own shares to exchange the debentures. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2024 are as follows (amounts in millions):

Senior debentures	$384
QVC senior secured notes	$2,210

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at June 30, 2024.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7)   Preferred Stock

On September 14, 2020, Qurate Retail issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,723,213 shares of Preferred Stock issued and outstanding at June 30, 2024.

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

Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the condensed consolidated balance sheets. The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share, and continues to be recorded at this value until the settlement date. Given the liability classification of the Preferred Stock, all dividends accrued will be classified as interest expense in the condensed consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $535 million as of June 30, 2024.

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

In June 2023, QVC agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. During the three and six months ended June 30, 2023, QVC received $225 million and $280 million of insurance proceeds, of which $210 million represented recoveries for business interruption losses. During the three and six months ended June 30, 2023, QVC recorded $16 million and $27 million of fire related costs, respectively, and recognized net gains of $209 million and $213 million, respectively, representing proceeds received in excess of recoverable losses, in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

In February 2023, QVC sold the Rocky Mount fulfillment center to an independent third party and received cash proceeds of $2 million and $17 million during the three and six months ended June 30, 2023, respectively. QVC recognized gains on the sale of $2 million and $15 million during the three and six months ended June 30, 2023, respectively, calculated as the difference between the aggregate consideration received and the carrying value of the property. The gain is included in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

QVC Restructuring

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

During 2022, QVC commenced the first phase of Project Athens including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. During the six months ended June 30, 2023, QVC recorded restructuring charges of $13 million. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the three and six months ended June 30, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

Zulily Restructuring

In the first quarter of 2022, Zulily began to execute a series of transformation initiatives, beginning with the announcement of the closure of its fulfillment center in Bethlehem, Pennsylvania, and reduction in corporate workforce. These initiatives were consistent with Zulily’s strategy to operate more efficiently as it implemented its turnaround plan. Zulily recorded $1 million of restructuring charges during the three months ended June 30, 2023, and $5 million of restructuring charges during the six months ended June 30, 2023 related to its reduction in corporate workforce. See note 1 for a discussion regarding the Company’s divestiture of Zulily on May 24, 2023.

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

In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property was owned and considered held for sale as of December 31, 2023, and is included in other assets, at cost, net of accumulated amortization in the condensed consolidated balance sheet. Under the terms of the agreement, QVC received net cash proceeds of $6 million related to its German facility when the sale closed in February 2024. QVC recognized a $1 million gain related to the sale during the first quarter of 2024, calculated as the difference between the aggregate consideration received and the carrying value of the property. Concurrent with the sale, QVC entered into an agreement to lease a portion of the property back over 2 years and recorded an operating lease right-of-use asset and operating lease liability of $1 million.

On October 31, 2022, the Company entered into foreign currency forward contracts with an aggregate notional amount of $167 million to mitigate the foreign currency risk associated with the sale and leaseback of the Germany and U.K. properties. The forwards did not qualify as cash flow hedges under GAAP. Changes in the fair value of the forwards are reflected in realized and unrealized gains (losses) on financial instruments, net in the condensed consolidated statements of operations. The contracts expired in January 2023 which resulted in a net cash settlement of $12 million.

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

For the six months ended June 30, 2024, Qurate Retail has identified the following operating segments as its reportable segments:

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

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	June 30, 2024
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$596	221	234	—	1,051
Apparel	328	105	39	—	472
Beauty	239	141	—	—	380
Accessories	212	53	—	—	265
Electronics	73	16	—	—	89
Jewelry	73	39	—	—	112
Other revenue	37	1	—	—	38
Total Revenue	$1,558	576	273	—	2,407

	Six months ended
	June 30, 2024
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$1,185	458	423	—	2,066
Apparel	610	213	81	—	904
Beauty	478	270	—	—	748
Accessories	413	101	—	—	514
Electronics	181	31	—	—	212
Jewelry	153	72	—	—	225
Other revenue	77	3	—	—	80
Total Revenue	$3,097	1,148	504	—	4,749

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

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	amounts in millions
QxH	$194	185	379	324
QVC International	77	77	152	149
CBI	19	25	25	29
Corporate and other	(8)	(17)	(15)	(53)
Consolidated Qurate Retail	$282	270	541	449

Other Information

	June 30, 2024
	Total assets	Capital expenditures

	amounts in millions
QxH	$7,749	61
QVC International	1,748	20
CBI	586	13
Corporate and other	856	—
Consolidated Qurate Retail	$10,939	94

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Adjusted OIBDA	$282	270	541	449
Stock-based compensation	(3)	(14)	(19)	(30)
Depreciation and amortization	(96)	(104)	(195)	(204)
Restructuring, penalties and fire related costs, net of recoveries	(18)	208	(18)	208
Gain on sale of assets and sale leaseback transactions	—	6	1	119
Operating income (loss)	$165	366	310	542
Interest expense	(119)	(123)	(236)	(217)
Interest and dividend income	15	14	27	25
Realized and unrealized gains (losses) on financial instruments, net	(10)	(14)	(17)	(46)
Loss on disposition of Zulily, net	—	(64)	—	(64)
Other, net	(4)	6	(6)	10
Earnings (loss) before income taxes	$47	185	78	250

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business strategies; revenue growth at QVC, Inc. ("QVC"); our projected sources and uses of cash; statements regarding the carrying value of our intangible assets; and fluctuations in interest rates and foreign currency exchange rates. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

Included in revenue in the accompanying condensed consolidated statements of operations is $109 million and $301 million for the three and six months ended June 30, 2023, respectively, related to Zulily. Included in net earnings (loss) in the accompanying condensed consolidated statement of operations are losses of $9 million and $44 million for the three and six months ended June 30, 2023, respectively, related to Zulily.

Strategies

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

Lower cost to serve. Qurate Retail is right sizing its cost base to improve profitability and cash generation. In order to lower cost to serve, Qurate Retail will enhance review of spending to identify cost savings opportunities and opportunities to create new operational efficiencies, through end-to-end product and process reviews, and leveraging technology and process automation. Additionally, we have improved product margin through lower fulfillment costs, freight optimization and higher productivity.

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

During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the six months ended June 30, 2023. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.

During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the three and six months ended June 30, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

Trends

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

Due to a goodwill impairment related to the QxH reporting unit during the fourth quarter of 2023, the fair value of goodwill does not significantly exceed its carrying value. The Company will continue to monitor QVC’s current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including Goodwill) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC U.S., and also served as QVC U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and did not reopen. QVC took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023 and received cash proceeds of $2 million and $17 million during the three and six months ended June 30, 2023, respectively and recognized gains on the sale of $2 million and $15 million during the three and six months ended June 30, 2023, respectively. QVC assessed its network footprint and is making investments to expand capacity and increase throughput as a result of the loss of the Rocky Mount fulfillment center.

Based on the provisions of QVC’s insurance policies certain fire related costs were recoverable.  In June 2023, QVC agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. During the three and six months ended June 30, 2023, QVC received $225 million and $280 million of insurance proceeds, of which $210 million represented recoveries for business interruption losses. During the three and six months ended June 30, 2023, QVC recorded $16 million and $27 million of fire related costs, respectively, and recognized net gains of $209 million and $213 million, respectively, representing proceeds received in excess of recoverable losses, in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

Sale Leaseback Transactions

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

In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property was owned and considered held for sale as of December 31, 2023, and is included in other assets, at cost, net of accumulated amortization in the condensed consolidated balance sheet. Under the terms of the agreement, QVC received net cash proceeds of $6 million related to its German facility when the sale closed in February 2024. QVC recognized a $1 million gain related to the sale during the first quarter of 2024, calculated as the difference between the aggregate consideration received and the carrying value of the property. Concurrent with the sale, QVC entered into an agreement to lease a portion of the property back over 2 years and recorded an operating lease right-of-use asset and operating lease liability of $1 million.

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

Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Revenue
QxH	$1,558	1,618	3,097	3,219
QVC International	576	606	1,148	1,198
CBI	273	316	504	575
Corporate and other	—	109	—	301
Consolidated Qurate Retail	$2,407	2,649	4,749	5,293

Operating Income (Loss)
QxH	$106	303	200	377
QVC International	57	71	120	227
CBI	11	15	8	13
Corporate and other	(9)	(23)	(18)	(75)
Consolidated Qurate Retail	$165	366	310	542

Adjusted OIBDA
QxH	$194	185	379	324
QVC International	77	77	152	149
CBI	19	25	25	29
Corporate and other	(8)	(17)	(15)	(53)
Consolidated Qurate Retail	$282	270	541	449

Revenue.    Consolidated Qurate Retail revenue decreased 9.1% or $242 million and 10.3% or $544 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year.  Revenue declined in all segments during the three and six months ended June 30, 2024 compared to the corresponding periods in the prior year.  The decrease in Corporate and other revenue in both periods was due to the divestiture of Zulily in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $3 million and $14 million of stock-based compensation for the three months ended June 30, 2024 and 2023, respectively, and $19 million and $30 million of stock-based compensation for the six months ended June 30, 2024 and 2023, respectively.  The decrease for the three months ended June 30, 2024, compared to the same period in the prior year was primarily due to decreases at QxH. The decrease for the six months ended June 30, 2024, compared to the same period in the prior year was primarily due to decreases at QxH, Zulily and at the corporate level. As of June 30, 2024, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $39 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.7 years.

Operating income.    Our consolidated operating income decreased $201 million and $232 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year. Operating income decreased at QxH, QVC International and CBI for the three and six months ended June 30, 2024. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI. The decreases were partially offset by a decrease in operating losses at the Corporate and other segment of $14 million and $57 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year, primarily related to the divestiture of Zulily in the prior year.

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

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Operating income (loss)	$165	366	310	542
Depreciation and amortization	96	104	195	204
Stock-based compensation	3	14	19	30
Restructuring, penalties and fire related costs, net of (recoveries)	18	(208)	18	(208)
Gain on sale of assets and leaseback transactions	—	(6)	(1)	(119)
Adjusted OIBDA	$282	270	541	449

Consolidated Adjusted OIBDA increased 4.4% or $12 million and 20.5% or $92 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year. The increase in Adjusted OIBDA for the three months ended June 30, 2024 was primarily due to an increase in Adjusted OIBDA at QxH of $9 million and a decrease in Adjusted OIBDA losses at Corporate and other of $9 million, partially offset by a decrease in Adjusted OIBDA at CBI of $6 million, compared to the corresponding period in the prior year.  The increase in Adjusted OIBDA for the six months ended June 30, 2024 was primarily due to an increase at QxH of $55 million, a decrease in Adjusted OIBDA losses at Corporate and other of $38 million, and an increase in Adjusted OIBDA at QVC International of $3 million, partially offset by a decrease in Adjusted OIBDA at CBI of $4 million, compared to the corresponding period in the prior year. The change in the Corporate and other segment for the three and six months ended June 30, 2024 was primarily due to the divestiture of Zulily in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions

Interest expense	$(119)	(123)	(236)	(217)
Interest and dividend income	15	14	27	25
Realized and unrealized gains (losses) on financial instruments, net	(10)	(14)	(17)	(46)
Loss on disposition of Zulily, net	—	(64)	—	(64)
Other, net	(4)	6	(6)	10
Other income (expense)	$(118)	(181)	(232)	(292)

Interest expense.    Interest expense decreased $4 million and increased $19 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended June 30, 2024, compared to the same period in the prior year, was primarily due to decreased interest expense at the corporate level related to the exchange of the 1.75% Exchangeable Senior Debentures due 2046 during the prior year. The increase for the six months ended June 30, 2024, compared to the same period in the prior year was due to the reversal of interest expense related to the settlement of state income tax reserves at QVC during the prior year.

Interest and dividend income. Interest and dividend income increased $1 million and $2 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year, primarily due to a greater amount of cash held in interest bearing accounts.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Equity securities	—	(14)	(2)	(17)
Exchangeable senior debentures	(10)	18	(15)	(13)
Other financial instruments	—	(18)	—	(16)
	$(10)	(14)	(17)	(46)

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The decrease in realized and unrealized losses for the three months ended June 30, 2024, compared to the corresponding period in the prior year, was primarily driven by no unrealized losses on other financial instruments in the current year and decreased unrealized losses on equity securities due to the sale of certain investments in the prior year, partially offset by unrealized losses on the exchangeable senior debentures driven by increases in stock prices of the securities underlying the debentures compared to the prior year, and a gain of $19 million in the prior year due to the extinguishment of the Company’s 1.75% Exchangeable Senior Debentures due 2046. The decrease in realized and unrealized losses for the six months ended June 30, 2024, compared to the corresponding period in the prior year, was primarily driven by no unrealized losses on other financial instruments in the current year, and a decrease in unrealized losses on equity securities due to the sale of certain investments in the prior year.

Loss on disposition of Zulily, net. The Company recorded a net loss of $64 million associated with the disposition of Zulily during the three and six months ended June 30, 2023 (see note 1 to the accompanying condensed consolidated financial statements).

Other, net. Other, net loss increased $10 million and $16 million for the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in the prior year. The increase for the three months ended June 30,

2024, compared to the same period in the prior year, was primarily the result of a $10 million gain on early extinguishment of debt in the prior year and no similar gain in the current year and an increase in tax sharing expense compared to the prior year, partially offset by a decrease in foreign exchange losses compared to the prior year. The increase for the six months ended June 30, 2024, compared to the same period in the prior year, was primarily the result of an increase in tax sharing expense compared to the prior year and a $10 million gain on early extinguishment of debt in the prior year and no similar gain in the current year, partially offset by a decrease in foreign exchange losses compared to the prior year.

Income taxes.  Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the three and six months ended June 30, 2024 and 2023 are summarized below:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Earnings (loss) before income taxes	$47	185	78	250
Income tax (expense) benefit	$(15)	(66)	(38)	(98)
Effective tax rate	32%	36%	49%	39%

Income tax expense was higher than the U.S. statutory tax rate of 21% during the three and six months ended June 30, 2024, primarily due to foreign income tax expense and non-deductible interest expense related to the 8.0% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”), partially offset by a decrease in the valuation allowance against certain deferred taxes.  Income tax expense in the six months ended June 30, 2024 was also impacted by additional tax expense caused by stock compensation shortfalls and expirations. Income tax expense was higher than the U.S. statutory tax rate of 21% during the three and six months ended June 30, 2023, primarily due to foreign income tax expense, partially offset by a tax benefit from a change in the Company’s effective state tax rate used to measure deferred taxes. Income tax expense in the three months ended June 30, 2023 was also impacted by state tax expense.  Income tax expense in the six months ended June 30, 2023 was also impacted by additional tax expense caused by stock compensation shortfalls and expirations.

Net earnings. We had net earnings of $32 million and $119 million for the three months ended June 30, 2024 and 2023, respectively, and net earnings of $40 million and $152 million for the six months ended June 30, 2024 and 2023, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2024, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of June 30, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

As of June 30, 2024, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$315
CBI	116
Corporate	779
Total Qurate Retail	$1,210

Borrowing capacity
amount in millions
Credit Facility	$1,860

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of June 30, 2024, the Company had approximately $207 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 67% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, we believe our businesses will generate positive cash flow from operations during 2024.

	Six months ended
	June 30,
	2024	2023

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$293	468
Net cash provided (used) by investing activities	$(98)	72
Net cash provided (used) by financing activities	$(85)	(326)

During the six months ended June 30, 2024, Qurate Retail's primary uses of cash were capital expenditures of $94 million, net debt repayments of $56 million, dividends paid to noncontrolling interest of $22 million, and expenditures for television distribution rights of $13 million.

The projected uses of Qurate Retail cash for the remainder of 2024 are continued capital improvement spending between $100 million and $120 million, debt service payments (including approximately $174 million for interest payments on outstanding debt), repayment of debt, and payment of dividends to the holders of the Preferred Stock. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

The Company may from time to time repurchase any level of its outstanding debt through open market purchases, privately negotiated transactions, redemptions, tender offers or otherwise. Repurchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Qurate Retail and its subsidiaries were in compliance with all debt covenants at June 30, 2024.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2024 and 2023, QVC-Japan paid dividends to Mitsui of $22 million and $24 million, respectively.

QVC's operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Net revenue	$2,134	2,224	4,245	4,417
Cost of goods sold (excluding depreciation, amortization and Rocky Mount inventory losses shown below)	(1,374)	(1,456)	(2,747)	(2,944)
Operating expenses	(167)	(177)	(337)	(355)
Selling, general and administrative ("SG&A") expenses (excluding stock-based compensation)	(322)	(329)	(630)	(645)
Adjusted OIBDA	271	262	531	473
Restructuring, penalties and fire related (costs), net of recoveries (including Rocky Mount inventory losses)	(18)	211	(18)	215
Gain on sale of assets and sale leaseback transactions	—	6	1	119
Stock-based compensation	(2)	(11)	(14)	(20)
Depreciation and amortization	(88)	(94)	(180)	(183)
Operating income	$163	374	320	604

Net revenue was generated in the following geographical areas:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
QxH	$1,558	1,618	3,097	3,219
QVC International	576	606	1,148	1,198
Consolidated QVC	$2,134	2,224	4,245	4,417

QVC's consolidated net revenue decreased 4.0% and 3.9% for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue is primarily due to a 2.4% decrease in units shipped primarily at QxH, partially offset by an increase in units shipped at QVC International. The decrease was also driven by $31 million in unfavorable foreign exchange rates and a $10 million decrease in shipping and handling revenue primarily at QxH. These decreases were partially offset by a 0.6% increase in average selling price per unit ("ASP") driven by QxH, partially offset by a decrease in ASP at QVC International. The six month decrease in net revenue is primarily due to a 2.0% decrease in units shipped primarily at QxH, partially offset by an increase in units shipped at QVC International. The decrease was also driven by $48 million in unfavorable foreign exchange rates and a 0.7% decrease in ASP primarily at QVC International, partially offset by an increase in ASP at QxH. These decreases to net revenue were partially offset by a $30 million decrease in estimated product returns at QxH.

During the three and six months ended June 30, 2024 and 2023, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's geographic areas in U.S. Dollars and in constant currency was as follows:

	Three months ended			Six months ended
	June 30, 2024			June 30, 2024
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(3.7)%	—%	(3.7)%	(3.8)%	—%	(3.8)%
QVC International	(5.0)%	(5.0)%	—%	(4.2)%	(4.0)%	(0.2)%

The decrease in QxH net revenue for the three months ended June 30, 2024 was primarily due to a 5.2% decrease in units shipped and a $9 million decrease in shipping and handling revenue. These declines were partially offset by a 2.4% increase in ASP. For the three months ended June 30, 2024, QxH experienced shipped sales growth in jewelry with declines across all other categories. For the six months ended June 30, 2024, QxH net revenue decreased due to a 4.6% decrease in units shipped. This decline was partially offset by a 0.9% increase in ASP and a $30 million decrease in estimated product returns. For the six months ended June 30, 2024, QxH experienced shipped sales growth in jewelry with declines across all other categories.

QVC International’s net revenue was flat in constant currency for the three months ended June 30, 2024 primarily due a 3.7% increase in units shipped across all markets except Italy, offset by a 2.6% decrease in ASP across all markets. For the three months ended June 30, 2024, QVC International experienced shipped sales growth in constant currency in jewelry, beauty and electronics with declines across all other product categories except apparel which remained flat. QVC International's net revenue decline in constant currency for the six months ended June 30, 2024 was primarily due to a 3.6% decrease in ASP across all markets. These declines were partially offset by a 3.8% increase in units shipped across all markets except Italy. For the six months ended June 30, 2024, QVC International experienced shipped sales growth in constant currency across beauty, jewelry and electronics with declines in all other categories.

QVC's cost of goods sold as a percentage of net revenue was 64.4% and 65.5% for the three months ended June 30, 2024 and 2023, respectively, and 64.7% and 66.7% for the six months ended June 30, 2024 and 2023, respectively. The decrease in cost of goods sold as a percentage of revenue for the three and six months ended June 30, 2024 is primarily due to product margin favorability across both segments and lower freight costs at QxH, partially offset by higher freight costs at QVC International. The product margin favorability for the three and six months ended June 30, 2024 was driven by the net impact of merchandising efforts including cost reduction and pricing actions, as well as mix within product categories and less inventory liquidation in the current period at QxH.

QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses as a percentage of net revenue were 7.8% and 8.0% for the three months ended June 30, 2024 and 2023, respectively, and 7.9% and 8.0% for the six months ended June 30, 2024 and 2023, respectively. For the three and six months ended June 30, 2024, the decreases in operating expenses as a percent of sales are driven by lower commissions expense at QxH.

QVC's SG&A expenses (excluding stock-based compensation) include personnel, information technology, marketing and advertising expenses, production costs, and provision for doubtful accounts. Such expenses decreased $7 million for the three months ended June 30, 2024 and as a percentage of net revenue increased from 14.8% to 15.1%,  as compared to the three months ended June 30, 2023. Such expenses decreased $15 million for the six months ended June 30, 2024, and as a percentage of net revenue increased from 14.6% to 14.8%, as compared to the same period in the prior year. For the three months ended June 30, 2024, the decrease was primarily due to an $11 million decrease in consulting expenses primarily at QxH and $4 million of favorability from foreign exchange rates. These decreases were partially offset by an $8 million increase in marketing costs, mainly at QxH. For the six months ended June 30, 2024, the decrease was primarily driven by a $28 million decrease in consulting expenses primarily at QxH and $6 million of favorability from foreign exchange rates. These decreases were partially offset by a $25 million increase in marketing costs at QxH. The decrease in consulting expenses for the three and six months ended June 30, 2024 related to investments in Project Athens made in the prior year.

QVC recorded restructuring costs of $18 million for the three and six months ended June 30, 2024 related to the shift in its information technology operating model. QVC recorded a gain of $211 million and $215 million for the three and six months ended June 30, 2023, respectively, in restructuring, penalties and fire related costs, net of recoveries.  For the three months ended June 30, 2023, the gain primarily related to a $225 million gain on insurance proceeds received in excess of fire losses partially offset by $16 million of other fire related costs. For the six months ended June 30, 2023, the gain related to a $240 million gain on insurance proceeds received in excess of fire losses and a $15 million gain on the sale of the Rocky Mount property, partially offset by $27 million of other fire related costs and $13 million of restructuring costs related to workforce reduction.

QVC recorded a $1 million gain on sale of assets and sale leaseback transactions for the six months ended June 30, 2024 related to the sale leaseback of a property in Germany. QVC recorded $6 million and $119 million of gains on sales of assets and sale leaseback transactions for the three and six months ended June 30, 2023, respectively. The $6 million gain for the three months ended June 30, 2023 is primarily related to the sale of a channel positioning right. The $119 million gain for the six months ended June 30, 2023 is primarily related to the sale leaseback of two properties located in Germany and the U.K.

Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $2 million and $11 million for the three months ended June 30, 2024 and 2023, respectively, and $14 million and $20 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in stock compensation expense for the three and six months ended June 30, 2024 is primarily related to changes in the market price of Qurate Retail’s Series A common stock.

Depreciation and amortization decreased $6 million and $3 million for the three and six months ended June 30, 2024, compared to the same periods in the prior year, and included acquisition related amortization of $15 million for both of the three months ended June 30, 2024 and 2023, and $31 million for both of the six months ended June 30, 2024 and 2023. The decreases for the three and six months ended June 30, 2024 were primarily due to a decrease in channel placement amortization and related expenses due to lower subscriber counts and decreased property and equipment amortization primarily due to assets that are fully depreciated in the current period, partially offset by an increase in software amortization due to software additions including an enhancement to QVC’s Enterprise Resource Planning system that was placed into service in the second quarter of 2023.

CBI.  CBI consists of a portfolio of aspirational home and apparel brands.  The home brands are comprised of Ballard Designs, Frontgate, and Grandin Road, while Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 33 retail and outlet stores located throughout the U.S., primarily comprised of Ballard Designs and Frontgate stores.

CBI's stand-alone operating results for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Net revenue	$273	316	504	575
Costs of goods sold	(158)	(193)	(296)	(358)
Operating expenses	(11)	(12)	(21)	(22)
SG&A expenses (excluding stock-based compensation)	(85)	(86)	(162)	(166)
Adjusted OIBDA	19	25	25	29
Stock-based compensation	—	(1)	(2)	(2)
Depreciation and amortization	(8)	(7)	(15)	(12)
Restructuring costs	—	(2)	—	(2)
Operating income (loss)	$11	15	8	13

CBI's consolidated net revenue decreased 13.6% and 12.3% for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year. The decrease in net revenue for the three months ended June 30, 2024 was the result of a decrease in ASP of 8% related to a product mix shift within the home category to lower priced items, and a decrease in units shipped of 5% compared to the same period in the prior year. The decrease in units shipped was due to softness across home categories. The decrease in net revenue for the six months ended June 30, 2024 was the result of a decrease in ASP of 7% related to a product mix shift within the home category to lower priced items, and a decrease in units shipped of 5% compared to the same period in the prior year. The decrease in units shipped was due to softness across the home categories.

CBI's cost of goods sold as a percentage of net revenue was 57.9% and 61.1% for the three months ended June 30, 2024 and 2023, respectively, and 58.7% and 62.3% for the six months ended June 30, 2024 and 2023, respectively. The decreases in cost of goods sold as a percentage of net revenue in both periods were primarily due to lower supply chain costs.

Operating expenses are principally comprised of credit card processing fees and customer service expenses, which are variable expenses that support sales activity.  For the three and six months ended June 30, 2024, operating expenses decreased slightly compared to the corresponding periods in the prior year, primarily due to lower revenue, as discussed above.

CBI’s SG&A expenses (excluding stock-based compensation) include print, digital and retail marketing. For the three months ended June 30, 2024, as a percentage of net revenue, these expenses increased from 27.2% to 31.1%, primarily attributable to lower revenue compared to the prior year, as discussed above. For the six months ended June 30, 2024, as a percentage of net revenue, these expenses increased from 28.9% to 32.1%, primarily attributable to lower revenue compared to the prior year, as discussed above.

CBI’s stock-based compensation expense remained relatively flat for the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in the prior year.

CBI’s total depreciation and amortization expense increased $1 million and $3 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to increased capital investments, primarily in retail stores and technology.

CBI had restructuring charges of $2 million during the three and six months ended June 30, 2023, as a result of a corporate restructuring in May 2023. The costs related to severance expense and outplacement services.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2024, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QVC	$1,225	6.9%	$3,086	5.2%
Corporate and other	$—	—%	$1,571	6.1%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the six months ended June 30, 2024 would have been impacted by approximately $2 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of  June 30, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no repurchases of QRTEA or QRTEB during the three months ended June 30, 2024 under the Company’s share repurchase program.

During the three months ended June 30, 2024, no shares of QRTEA, QRTEB or Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units, and options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

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

QURATE RETAIL, INC.
Date: August 8, 2024	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer
Date: August 8, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3