Form 10-Q
period 2024-09-30
Qurate Retail, Inc.
filed 2024-11-07
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Qurate Retail, Inc.'s common stock as of October 31, 2024 was:

Series A common stock	388,022,184
Series B common stock	8,927,840

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2024	2023

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$873	1,121
Trade and other receivables, net of allowance for credit losses of $82 million and $102 million, respectively	883	1,308
Inventory, net	1,299	1,044
Other current assets	174	209
Total current assets	3,229	3,682
Property and equipment, net	500	512
Intangible assets not subject to amortization (note 5):
Goodwill	3,175	3,164
Trademarks	2,698	2,698
	5,873	5,862
Intangible assets subject to amortization, net (note 5)	437	526
Operating lease right-of-use assets	618	635
Other assets, at cost, net of accumulated amortization	116	151
Total assets	$10,773	11,368

(continued)

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2024	2023

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$839	895
Accrued liabilities	802	983
Current portion of debt, $289 million and $219 million measured at fair value (note 6)	874	642
Other current liabilities	134	97
Total current liabilities	2,649	2,617
Long-term debt (note 6)	4,185	4,698
Deferred income tax liabilities	1,443	1,531
Preferred stock (note 7)	1,272	1,270
Operating lease liabilities	614	615
Other liabilities	131	148
Total liabilities	10,294	10,879
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 388,020,873 shares at September 30, 2024 and 383,047,720 shares at December 31, 2023	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,927,840 shares at September 30, 2024 and 8,700,380 shares at December 31, 2023	—	—
Series C common stock, $.01 par value. Authorized 4,000,000,000 shares; no shares issued	—	—
Additional paid-in capital	123	99
Accumulated other comprehensive earnings (loss), net of taxes	78	86
Retained earnings	192	196
Total stockholders' equity	397	385
Noncontrolling interests in equity of subsidiaries	82	104
Total equity	479	489
Commitments and contingencies (note 8)
Total liabilities and equity	$10,773	11,368

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions, except per share amounts
Total revenue, net	$2,344	2,479	7,093	7,772
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	1,517	1,603	4,560	5,146
Operating expense	175	186	533	573
Selling, general and administrative, including stock-based compensation (note 2)	405	415	1,231	1,359
Restructuring, penalties and fire related costs, net of (recoveries) (note 8)	—	19	18	(189)
Depreciation and amortization	95	105	290	309
Gain on sale of assets and leaseback transactions (note 8)	—	—	(1)	(119)
	2,192	2,328	6,631	7,079
Operating income (loss)	152	151	462	693
Other income (expense):
Interest expense	(117)	(119)	(353)	(336)
Dividend and interest income	14	14	41	39
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(36)	(14)	(53)	(60)
Loss on disposition of Zulily, net	—	—	—	(64)
Other, net	(13)	1	(19)	11
	(152)	(118)	(384)	(410)
Earnings (loss) before income taxes	—	33	78	283
Income tax (expense) benefit	(15)	(21)	(53)	(119)
Net earnings (loss)	(15)	12	25	164
Less net earnings (loss) attributable to the noncontrolling interests	8	11	29	36
Net earnings (loss) attributable to Qurate Retail, Inc. shareholders	$(23)	1	(4)	128

Basic net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$(0.06)	—	(0.01)	0.33
Diluted net earnings (loss) attributable to Series A and Series B Qurate Retail, Inc. shareholders per common share (note 3):	$(0.06)	—	(0.01)	0.33

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Net earnings (loss)	$(15)	12	25	164
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	94	(47)	21	(51)
Recognition of previously unrealized losses (gains) on debt, net	—	—	—	(32)
Credit risk on fair value debt instruments gains (loss)	—	1	(29)	82
Other comprehensive earnings (loss)	94	(46)	(8)	(1)
Comprehensive earnings (loss)	79	(34)	17	163
Less comprehensive earnings (loss) attributable to the noncontrolling interests	18	8	29	25
Comprehensive earnings (loss) attributable to Qurate Retail, Inc. shareholders	$61	(42)	(12)	138

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2024	2023

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$25	164
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	290	309
Stock-based compensation	22	40
Realized and unrealized (gains) losses on financial instruments, net	53	60
Gain on sale of assets and sale leaseback transactions	(1)	(119)
Gain on insurance proceeds, net of fire related costs	—	(225)
Insurance proceeds received for operating expenses and business interruption losses	—	226
Loss on disposition of Zulily	—	64
Deferred income tax expense (benefit)	(86)	62
Other, net	11	3
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	411	378
Decrease (increase) in inventory	(249)	63
Decrease (increase) in prepaid expenses and other assets	71	90
(Decrease) increase in trade accounts payable	(59)	(103)
(Decrease) increase in accrued and other liabilities	(175)	(410)
Net cash provided (used) by operating activities	313	602
Cash flows from investing activities:
Capital expenditures	(137)	(151)
Expenditures for television distribution rights	(23)	(111)
Cash proceeds from dispositions of investments	7	71
Cash paid for disposal of Zulily	—	(35)
Proceeds from sale of fixed assets	6	202
Insurance proceeds received for fixed asset loss	—	54
Payments for settlements of financial instruments	—	(179)
Proceeds from settlements of financial instruments	—	167
Other investing activities, net	(2)	—
Net cash provided (used) by investing activities	(149)	18
Cash flows from financing activities:
Borrowings of debt	1,895	1,137
Repayments of debt	(2,249)	(1,893)
Dividends paid to noncontrolling interest	(51)	(35)
Dividends paid to common shareholders	(4)	(8)
Indemnification agreement settlement	—	26
Other financing activities, net	(3)	(3)
Net cash provided (used) by financing activities	(412)	(776)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	2	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	(246)	(173)
Cash, cash equivalents and restricted cash at beginning of period	1,136	1,285
Cash, cash equivalents and restricted cash at end of period	$890	1,112

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
	2024	2023

	in millions
Cash and cash equivalents	$873	1,121
Restricted cash included in other current assets	17	15
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$890	1,136

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2024	$—	4	—	99	86	196	104	489
Net earnings (loss)	—	—	—	—	—	(4)	29	25
Other comprehensive earnings (loss)	—	—	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	24	—	—	—	24
Distribution to noncontrolling interest	—	—	—	—	—	—	(51)	(51)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Other	—	—	—	2	—	—	—	2
Balance at September 30, 2024	$—	4	—	123	78	192	82	479

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at June 30, 2024	$—	4	—	115	(6)	215	93	421
Net earnings (loss)	—	—	—	—	—	(23)	8	(15)
Other comprehensive earnings (loss)	—	—	—	—	84	—	10	94
Stock-based compensation	—	—	—	7	—	—	—	7
Distribution to noncontrolling interest	—	—	—	—	—	—	(29)	(29)
Other	—	—	—	1	—	—	—	1
Balance at September 30, 2024	$—	4	—	123	78	192	82	479

See accompanying notes to condensed consolidated financial statements.

QURATE RETAIL, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (continued)

(unaudited)

	Stockholders' Equity
					Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$—	4	—	53	18	337	113	525
Net earnings (loss)	—	—	—	—	—	128	36	164
Other comprehensive earnings (loss)	—	—	—	—	10	—	(11)	(1)
Stock-based compensation	—	—	—	36	—	—	—	36
Distribution to noncontrolling interest	—	—	—	—	—	—	(35)	(35)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Other	—	—	—	2	—	3	—	5
Balance at September 30, 2023	$—	4	—	90	28	468	103	693

	Stockholders' Equity
					Accumulated		Accumulated
				Additional	other		Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	Retained	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	earnings	of subsidiaries	equity

	amounts in millions
Balance at June 30, 2023	$—	4	—	79	71	467	106	727
Net earnings (loss)	—	—	—	—	—	1	11	12
Other comprehensive income (loss)	—	—	—	—	(43)	—	(3)	(46)
Stock-based compensation	—	—	—	11	—	—	—	11
Distribution to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Balance at September 30, 2023	$—	4	—	90	28	468	103	693

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

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between Qurate Retail and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Qurate Retail with certain general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. Qurate Retail reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for Qurate Retail's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Qurate Retail. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with Qurate Retail. Under these various agreements, approximately $3 million and $2 million was reimbursable to LMC for the three months ended September 30, 2024 and 2023, respectively, and $8 million and $6 million for the nine months ended September 30, 2024 and 2023, respectively. Qurate Retail had a tax sharing payable to Liberty Broadband in the amount of approximately $20 million and $16 million as of September 30, 2024 and December 31, 2023, respectively, included in other liabilities in the condensed consolidated balance sheets.

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

Included in revenue in the accompanying condensed consolidated statements of operations is $301 million for the nine months ended September 30, 2023, related to Zulily. Included in net earnings (loss) in the accompanying condensed consolidated statement of operations are losses of $44 million for the nine months ended September 30, 2023, related to Zulily.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $3 million and $10 million of stock-based compensation during the three months ended September 30, 2024 and 2023, respectively, and $22 million and $40 million of stock-based compensation during the nine months ended September 30, 2024 and 2023, respectively.

Qurate Retail—RSUs

During the nine months ended September 30, 2024 and in connection with their employment agreements, Qurate Retail granted 3.7 million performance-based, stock-settled RSUs of Series A Qurate Retail common stock (“QRTEA”) to our President and Chief Executive Officer and 296 thousand performance-based, stock-settled RSUs of Series B Qurate Retail common stock (“QRTEB”) to our Chairman of the Board.  Such RSUs had a GDFV of $1.23 per share and $5.01 per share, respectively, and vest one year from the month of grant, subject to the satisfaction of certain performance objectives.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the number of cash-settled RSUs granted by the Company during the nine months ended September 30, 2024:

Nine months ended
September 30, 2024
RSUs Granted (000's)

QRTEA time-based RSUs, subsidiary employees (1)	21,171
QRTEA performance-based RSUs, subsidiary employees (2)	20,409
QRTEA performance-based RSUs, Qurate Retail employees (3)	941
(1)	Grants mainly vest equally over three years.
(2)	Grants mainly vest equally over three years, subject to the satisfaction of certain performance objectives.
(3)	Grants mainly vest one year from the month of grant, subject to the satisfaction of certain performance objectives.

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

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2024	23,530	$7.72
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(3,580)	$10.24
Options outstanding at September 30, 2024	19,950	$7.27	2.0	years	$—
Options exercisable at September 30, 2024	17,755	$7.11	1.9	years	$—

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2024	723	$12.35
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(316)	$11.59
Options outstanding at September 30, 2024	407	$12.95	0.5	years	$—
Options exercisable at September 30, 2024	407	$12.95	0.5	years	$—

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the number and weighted average GDFV of stock-settled RSUs granted to certain officers, employees and directors of the Company.

		Weighted		Weighted
	Series A	Average	Series B	Average
	(000's)	GDFV	(000's)	GDFV
RSUs outstanding at January 1, 2024	14,691	$3.30	353	$5.51
Granted	3,741	$1.23	296	$5.01
Vested	(5,702)	$3.74	(353)	$4.85
Forfeited/Cancelled	(2,253)	$2.34	—	$—
RSUs outstanding at September 30, 2024	10,477	$2.52	296	$5.01

As of September 30, 2024, Qurate Retail also had 1.1 million QRTEB RSAs outstanding with a GDFV of $13.65 per share.

As of September 30, 2024, the total unrecognized compensation cost related to unvested Awards was approximately $21 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.9 years.

As of September 30, 2024, Qurate Retail reserved for issuance upon exercise of outstanding stock options approximately 20.0 million shares of QRTEA and 0.4 million shares of QRTEB.

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

Excluded from diluted EPS for the three months ended September 30, 2024 and 2023 are 20 million and 25 million potential common shares, respectively, because their inclusion would have been antidilutive. Excluded from diluted EPS for the nine months ended September 30, 2024 and 2023 are 21 million and 27 million potential common shares, respectively, because their inclusion would have been antidilutive.

	Qurate Retail Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	number of shares in millions
Basic WASO	396	388	399	386
Potentially dilutive shares	1	1	1	1
Diluted WASO	397	389	400	387

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

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2024			December 31, 2023
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$666	666	—	726	726	—
Debt	$289	—	289	219	—	219

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments and derivative instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Equity securities	(17)	(2)	(19)	(19)
Exchangeable senior debentures	(19)	(24)	(34)	(37)
Other financial instruments	—	12	—	(4)
	$(36)	(14)	(53)	(60)

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  During the three and nine months ended September 30, 2023, the Company recognized less than $1 million and $45 million, respectively, of previously unrecognized gains, which was recognized through realized and unrealized gains (losses) on financial instruments, net on the condensed consolidated statement of operations. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a gain of less than $1 million and a gain of $1 million for the three months ended September 30, 2024 and 2023, respectively, and a loss of $38 million and a gain of $108 million for the nine months ended September 30, 2024 and 2023, respectively.  The cumulative change was a gain of $502 million as of September 30, 2024, net of the recognition of previously unrecognized gains and losses.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QxH	QVC Int'l	CBI	Total

	amounts in millions
Balance at January 1, 2024	$2,367	785	12	3,164
Foreign currency translation adjustments	—	11	—	11
Balance at September 30, 2024	$2,367	796	12	3,175

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $73 million and $79 million for the three months ended September 30, 2024 and 2023, respectively, and $223 million and $231 million for the nine months ended September 30, 2024 and 2023, respectively. Based on its amortizable intangible assets as of September 30, 2024, Qurate Retail expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2024	$77
2025	$206
2026	$130
2027	$24
2028	$—

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	September 30, 2024	September 30, 2024	December 31, 2023

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029 (1)(2)(3)	351	128	101
3.75% Exchangeable Senior Debentures due 2030 (1)(2)(3)	428	161	118
Subsidiary level notes and facilities
QVC 4.85% Senior Secured Notes due 2024(3)	—	—	423
QVC 4.45% Senior Secured Notes due 2025(2)	586	585	585
QVC 4.75% Senior Secured Notes due 2027	44	44	575
QVC 4.375% Senior Secured Notes due 2028	72	72	500
QVC 6.875% Senior Secured Notes due 2029	605	605	—
QVC 5.45% Senior Secured Notes due 2034	400	400	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Senior Secured Credit Facility	1,280	1,280	857
Deferred loan costs	—	(30)	(32)
Total consolidated Qurate Retail debt	$5,583	5,059	5,340
Less current classification		(874)	(642)
Total long-term debt		$4,185	4,698
(1)	Measured at fair value
(2)	Classified as current at September 30, 2024
(3)	Classified as current at December 31, 2023

QVC Senior Secured Notes

During the second quarter of 2023, QVC purchased $177 million of the outstanding 4.85% Senior Secured Notes due 2024 (the "2024 Notes") and $15 million of the outstanding 4.45% Senior Secured Notes due 2025 (the "2025 Notes"). As a result of the repurchases, the Company recorded a gain on extinguishment of debt of $10 million for the nine months ended September 30, 2023, which is included in other, net in the condensed consolidated statements of operations. The remaining outstanding 2024 Notes were repaid in March 2024. As of September 30, 2024, the remaining outstanding 2025 Notes are classified within the current portion of long-term debt as they mature in less than one year.

On September 11, 2024, QVC commenced a private offer to existing bondholders to exchange any and all of QVC’s outstanding 4.75% Senior Secured Notes due 2027 (the “2027 Notes”) for $350 principal amount of QVC’s newly-issued 6.875% Senior Secured Notes due April 2029 (the “2029 Notes”) and $650 in cash per $1,000 principal amount of 2027 Notes exchanged, and any and all of QVC’s outstanding 4.375% Senior Secured Notes due 2028 (the “2028 Notes”) for $1,000 principal amount of the 2029 Notes per $1,000 principal amount of 2028 Notes exchanged (the “Exchange”), and a private offer to purchase 2027 Notes and 2028 Notes for cash from holders who were not eligible to participate in the private exchange offer. On September 25, 2024, QVC issued $605 million aggregate principal amount of 2029 Notes and paid $352 million in cash consideration (including $277 million contributed by Qurate Retail) in exchange for $531 million of the 2027 Notes and $428 million of the 2028 Notes. The Exchange was accounted for as a debt modification in

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

accordance with U.S. GAAP and fees paid to third parties were expensed during the three and nine months ended September 30, 2024 in other expense in the condensed consolidated statement of operations.

The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of September 30, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes.  Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

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

The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility (the “Credit Facility”), with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Fifth Amended and Restated Credit Agreement bear interest at either the alternate base rate (such rate, the “ABR Rate”) or a London Inter-bank Offered Rate (“LIBOR”)-based rate (or the applicable non-U.S. Dollar equivalent rate) (such rate, the “Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty, other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if CBI, QVC Global or any other borrower under the Credit Facility (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the Credit Facility may be reborrowed.

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

Availability under the Fifth Amended and Restated Credit Agreement at September 30, 2024 was $1,753 million.  The interest rate on the Credit Facility was 6.5% and 6.8% at September 30, 2024 and 2023, respectively.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of September 30, 2024 the Company’s 3.75% and 4.0% Exchangeable Debentures have been classified as current because the Company does not own shares to exchange the debentures. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

Fair Value of Debt

Qurate Retail estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to Qurate Retail for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of Qurate Retail's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2024 are as follows (amounts in millions):

Senior debentures	$425
QVC senior secured notes	$2,008

Due to the variable rate nature, Qurate Retail believes that the carrying amount of its other debt, not discussed above, approximated fair value at September 30, 2024.

(7)   Preferred Stock

On September 14, 2020, Qurate Retail issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,723,282 shares of Preferred Stock issued and outstanding at September 30, 2024.

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

Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the condensed consolidated balance sheets. The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share, and continues to be recorded at

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

this value until the settlement date. Given the liability classification of the Preferred Stock, all dividends accrued will be classified as interest expense in the condensed consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $553 million as of September 30, 2024.

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

In June 2023, QVC agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. During the nine months ended September 30, 2023, QVC received $280 million of insurance proceeds, of which $210 million represented recoveries for business interruption losses. During the three and nine months ended September 30, 2023, QVC recorded $5 million and $32 million of fire related costs, respectively, and recognized net losses of $5 million and net gains of $208 million, respectively, representing proceeds received in excess of recoverable losses, in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

In February 2023, QVC sold the Rocky Mount fulfillment center to an independent third party and received cash proceeds of $2 million and $19 million during the three and nine months ended September 30, 2023, respectively. QVC recognized gains on the sale of $2 million and $17 million during the three and nine months ended September 30, 2023, respectively, calculated as the difference between the aggregate consideration received and the carrying value of the property. The gain is included in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

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

During 2022, QVC commenced the first phase of Project Athens including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. During the nine months ended September 30, 2023, QVC recorded restructuring charges of $13 million. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.

During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the nine months ended September 30, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Zulily Restructuring

In the first quarter of 2022, Zulily began to execute a series of transformation initiatives, beginning with the announcement of the closure of its fulfillment center in Bethlehem, Pennsylvania, and reduction in corporate workforce. These initiatives were consistent with Zulily’s strategy to operate more efficiently as it implemented its turnaround plan. Zulily recorded $5 million of restructuring charges during the nine months ended September 30, 2023 related to its reduction in corporate workforce. See note 1 for a discussion regarding the Company’s divestiture of Zulily on May 24, 2023.

Gains on sale- leaseback transactions

In November 2022, QVC International entered into agreements to sell two properties located in Germany and the United Kingdom (“U.K.”) to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $102 million related to its German facility and $80 million related to its U.K. facility when the sale closed in January 2023. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recorded a gain of $69 million and $44 million related to the successful sale-leaseback of the German and U.K. properties, respectively, during the first quarter of 2023 calculated as the difference between the aggregate consideration received and the carrying value of the properties. QVC accounted for the leases as operating at the close of the sale-leaseback transaction, leases and recorded a $42 million and $32 million right-of-use asset and operating lease liability for the German and U.K. properties, respectively.

In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property was owned and considered held for sale as of December 31, 2023, and is included in other assets, at cost, net of accumulated amortization in the condensed consolidated balance sheet. Under the terms of the agreement, QVC received net cash proceeds of $6 million related to its German facility when the sale closed in February 2024. QVC recognized a $1 million gain related to the sale during the first quarter of 2024, calculated as the difference between the aggregate consideration received and the carrying value of the property. Concurrent with the sale, QVC entered into an agreement to lease a portion of the property back over two years and recorded an operating lease right-of-use asset and operating lease liability of $1 million.

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

Other

During the three and nine months ended September 30, 2023, QVC recorded a $16 million provision for an unresolved matter between HSN and the Consumer Product Safety Commission concerning the imposition of civil penalties for allegedly failing to timely submit a report under the Consumer Product Safety Act in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer® and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The civil penalty was recorded in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

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

For the nine months ended September 30, 2024, Qurate Retail has identified the following operating segments as its reportable segments:

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

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	September 30, 2024
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$611	226	214	—	1,051
Apparel	294	98	38	—	430
Beauty	225	135	—	—	360
Accessories	185	52	—	—	237
Electronics	104	17	—	—	121
Jewelry	63	43	—	—	106
Other revenue	39	—	—	—	39
Total Revenue	$1,521	571	252	—	2,344

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine months ended
	September 30, 2024
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$1,796	684	637	—	3,117
Apparel	904	311	119	—	1,334
Beauty	703	405	—	—	1,108
Accessories	598	153	—	—	751
Electronics	285	48	—	—	333
Jewelry	216	115	—	—	331
Other revenue	116	3	—	—	119
Total Revenue	$4,618	1,719	756	—	7,093

	Three months ended
	September 30, 2023
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$631	220	246	—	1,097
Apparel	304	105	39	—	448
Beauty	235	141	—	—	376
Accessories	204	49	—	—	253
Electronics	124	16	—	—	140
Jewelry	76	44	—	—	120
Other revenue	43	2	—	—	45
Total Revenue	$1,617	577	285	—	2,479

	Nine months ended
	September 30, 2023
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$1,868	701	735	76	3,380
Apparel	939	329	125	113	1,506
Beauty	745	417	—	14	1,176
Accessories	619	156	—	78	853
Electronics	316	48	—	2	366
Jewelry	218	118	—	11	347
Other revenue	131	6	—	7	144
Total Revenue	$4,836	1,775	860	301	7,772

For segment reporting purposes, Qurate Retail defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses excluding stock-based compensation and, where applicable, separately identified items impacting comparability. Qurate Retail believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-

QURATE RETAIL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, penalties, acquisition-related costs, fire related costs, net (including Rocky Mount inventory losses) and gains (losses) on sale-leaseback transactions, that are included in the measurement of operating income (loss) pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Qurate Retail generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	amounts in millions
QxH	$182	201	561	525
QVC International	70	77	222	226
CBI	6	11	31	40
Corporate and other	(8)	(4)	(23)	(57)
Consolidated Qurate Retail	$250	285	791	734

Other Information

	September 30, 2024
	Total assets	Capital expenditures

	amounts in millions
QxH	$7,824	89
QVC International	1,836	29
CBI	573	19
Corporate and other	540	—
Consolidated Qurate Retail	$10,773	137

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Adjusted OIBDA	$250	285	791	734
Stock-based compensation	(3)	(10)	(22)	(40)
Depreciation and amortization	(95)	(105)	(290)	(309)
Restructuring, penalties and fire related costs, net of recoveries	—	(19)	(18)	189
Gain on sale of assets and sale-leaseback transactions	—	—	1	119
Operating income (loss)	$152	151	462	693
Interest expense	(117)	(119)	(353)	(336)
Interest and dividend income	14	14	41	39
Realized and unrealized gains (losses) on financial instruments, net	(36)	(14)	(53)	(60)
Loss on disposition of Zulily, net	—	—	—	(64)
Other, net	(13)	1	(19)	11
Earnings (loss) before income taxes	$—	33	78	283

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business strategies; revenue growth at QVC, Inc. ("QVC"); our projected sources and uses of cash; economic and macroeconomic trends; statements regarding the carrying value of our intangible assets; and fluctuations in interest rates and foreign currency exchange rates. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

Included in revenue in the accompanying condensed consolidated statements of operations is $301 million for the nine months ended September 30, 2023, related to Zulily. Included in net earnings (loss) in the accompanying condensed consolidated statement of operations are losses of $44 million for the nine months ended September 30, 2023, related to Zulily.

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

Improve customer experience and grow relationships. Qurate Retail is focused on rebuilding stronger connections with our customers. In order to improve customer experience and grow relationships, Qurate Retail is working to optimize programming using advanced analytics to align product offerings, promotions and airtime with customer preferences. In addition, we are investing in infrastructure which will endeavor to improve the customer's order to delivery experience by reducing shipping time and improving shipment tracking visibility. We will continue to focus on customer loyalty through providing customers with a more personalized shopping experience.

Rigorously execute core processes. Qurate Retail is enhancing its core processes to deliver the human story telling experience behind a product while also sharing a clear and compelling value proposition. In order to rigorously execute core processes, Qurate Retail will optimize pricing and assortment by investing in enhanced information technology (“IT”) systems that support real-time pricing and promotion adjustments at an item level. We are focused on growing our private label brands in an effort to drive revenue and margin at a productive scale.

Lower cost to serve. Qurate Retail is right sizing its cost base to improve profitability and cash generation. In order to lower cost to serve, Qurate Retail has enhanced review of spending to identify cost savings opportunities and opportunities to create new operational efficiencies, through end-to-end product and process reviews, and leveraging technology and process automation. Additionally, we have improved product margin through lower fulfillment costs, freight optimization and higher productivity.

Optimize the brand portfolio. Qurate Retail divested Zulily in the second quarter of 2023, consistent with its goal of optimizing the brand portfolio. Qurate Retail is exploring untapped opportunities to maximize brand value.

Build new high growth business. Finally, Qurate Retail is focused on expanding in the video streaming shopping market. In order to build new high growth businesses, Qurate Retail is working to expand streaming viewership by improving the current streaming experience with enhanced video and navigation and seamless transactions. Additionally, we are shaping the future streaming experience with exclusive content, program and deal concepts. We are also building a next generation shopping app featuring vendors with self-made content.

During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the nine months ended September 30, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.

During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for IT services to a managed services model. As a result, during the nine months ended September 30, 2024, QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

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

The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate, has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, continue to be uncertain or deteriorate, our customers may respond by suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

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

Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC U.S., and also served as QVC U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and did not reopen. QVC took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023 and received cash proceeds of $2 million and $19 million during the three and nine months ended September 30, 2023, respectively and recognized gains on the sale of $2 million and $17 million during the three and nine months ended September 30, 2023, respectively. QVC assessed its network footprint and is making investments to expand capacity and increase throughput as a result of the loss of the Rocky Mount fulfillment center.

Based on the provisions of QVC’s insurance policies certain fire related costs were recoverable.  In June 2023, QVC agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. During the nine months ended September 30, 2023, QVC received $280 million of insurance proceeds, of which $210 million represented recoveries for business interruption losses. During the three and nine months ended September 30, 2023, QVC recorded $5 million and $32 million of fire related costs, respectively, and recognized net losses of $5 million and net gains of $208 million, respectively, representing proceeds received in excess of recoverable losses, in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

Sale-leaseback Transactions

In November 2022, QVC International entered into agreements to sell two properties located in Germany and the United Kingdom (“U.K.”) to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $102 million related to its German facility and $80 million related to its U.K. facility when the sale closed in January 2023. Concurrent with the sale, QVC entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $69 million and $44 million gain related to the successful sale-leaseback of the German and U.K. properties, respectively, during the first quarter of 2023 calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $42 million and $32 million right-of-use asset and operating lease liability for the German and U.K. properties, respectively.

In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property was owned and considered held for sale as of December 31, 2023, and is included in other assets, at cost, net of accumulated amortization in the condensed consolidated balance sheet. Under the terms of the agreement, QVC received net cash proceeds of $6 million related to its German facility when the sale closed in February 2024. QVC recognized a $1 million gain related to the sale during the first quarter of 2024, calculated as the difference between the aggregate consideration received and the carrying value of the property. Concurrent with the sale, QVC entered into an agreement to lease a portion of the property back over two years and recorded an operating lease right-of-use asset and operating lease liability of $1 million.

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

Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Revenue
QxH	$1,521	1,617	4,618	4,836
QVC International	571	577	1,719	1,775
CBI	252	285	756	860
Corporate and other	—	—	—	301
Consolidated Qurate Retail	$2,344	2,479	7,093	7,772

Operating Income (Loss)
QxH	$107	91	307	468
QVC International	57	63	177	290
CBI	(2)	4	6	17
Corporate and other	(10)	(7)	(28)	(82)
Consolidated Qurate Retail	$152	151	462	693

Adjusted OIBDA
QxH	$182	201	561	525
QVC International	70	77	222	226
CBI	6	11	31	40
Corporate and other	(8)	(4)	(23)	(57)
Consolidated Qurate Retail	$250	285	791	734

Revenue.    Consolidated Qurate Retail revenue decreased 5.4% or $135 million and 8.7% or $679 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year.  Revenue declined in all segments during the three and nine months ended September 30, 2024 compared to the corresponding periods in the prior year.  The decrease in Corporate and other revenue for the nine months ended September 30, 2024 was due to the divestiture of Zulily in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $3 million and $10 million of stock-based compensation for the three months ended September 30, 2024 and 2023, respectively, and $22 million and $40 million of stock-based compensation for the nine months ended September 30, 2024 and 2023, respectively.  The decreases for the three and nine months ended September 30, 2024, compared to the same periods in the prior year were primarily due to decreases at QxH and at the corporate level. As of September 30, 2024, the total unrecognized compensation cost related to unvested Qurate Retail equity awards was approximately $21 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.9 years.

Operating income.    Our consolidated operating income increased $1 million and decreased $231 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year. For the three months ended September 30, 2024, operating income increased $16 million at QxH, partially offset by decreases of $6 million at QVC International and $6 million at CBI, and an increase in losses of $3 million at the Corporate and other segment. For the nine months ended September 30, 2024, operating income declined $161 million at QxH, $113 million at QVC International and $11 million at CBI. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI. The decrease for the nine months ended September 30, 2024 was partially offset by a decrease in operating losses at the Corporate and other segment of $54 million, primarily related to the divestiture of Zulily in the prior year.

Adjusted OIBDA.    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, penalties, acquisition-related costs, fire related costs, net (including Rocky Mount inventory losses), and (gains) losses on sale-leaseback transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Operating income (loss)	$152	151	462	693
Depreciation and amortization	95	105	290	309
Stock-based compensation	3	10	22	40
Restructuring, penalties and fire related costs, net of (recoveries)	—	19	18	(189)
Gain on sale of assets and leaseback transactions	—	—	(1)	(119)
Adjusted OIBDA	$250	285	791	734

Consolidated Adjusted OIBDA decreased 12.3% or $35 million and increased 7.8% or $57 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year. The decrease in Adjusted OIBDA for the three months ended September 30, 2024 was primarily due to decreases in Adjusted OIBDA at QxH of $19 million, at QVC International of $7 million, and at CBI of $5 million, and an increase in Adjusted OIBDA losses at Corporate and other of $4 million, compared to the corresponding period in the prior year.  The increase in Adjusted OIBDA for the nine months ended September 30, 2024 was primarily due to an increase in Adjusted OIBDA at QxH of $36 million, and a decrease in Adjusted OIBDA losses at Corporate and other of $34 million, partially offset by decreases in Adjusted OIBDA at QVC International of $4 million and at CBI of $9 million, compared to the corresponding period in the prior year. The decrease in Adjusted OIBDA losses in the Corporate and other segment for the nine months ended September 30, 2024 was primarily due to the divestiture of Zulily in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions

Interest expense	$(117)	(119)	(353)	(336)
Interest and dividend income	14	14	41	39
Realized and unrealized gains (losses) on financial instruments, net	(36)	(14)	(53)	(60)
Loss on disposition of Zulily, net	—	—	—	(64)
Other, net	(13)	1	(19)	11
Other income (expense)	$(152)	(118)	(384)	(410)

Interest expense.    Interest expense decreased $2 million and increased $17 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year. The decrease for the three months ended September 30, 2024, compared to the same period in the prior year, was primarily due to the repayment of QVC’s 4.85% Senior Secured Notes due 2024 during the first quarter of 2024, partially offset by higher interest on QVC’s Senior Secured Credit Facility due to a higher outstanding balance compared to the prior year. The increase for the nine months ended September 30, 2024, compared to the same period in the prior year, was due to the reversal of interest expense related to the settlement of state income tax reserves at QVC during the prior year.

Interest and dividend income. Interest and dividend income remained flat and increased $2 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. The increase for the nine months ended September 30, 2024, was primarily due to a greater amount of cash held in interest bearing accounts.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Equity securities	(17)	(2)	(19)	(19)
Exchangeable senior debentures	(19)	(24)	(34)	(37)
Other financial instruments	—	12	—	(4)
	$(36)	(14)	(53)	(60)

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The increase in realized and unrealized losses for the three months ended September 30, 2024, compared to the corresponding period in the prior year, was primarily driven by increased losses on equity securities and no gains on other financial instruments in the current year, partially offset by a decrease in losses on the exchangeable senior debentures driven by decreases in stock prices of the securities underlying the debentures compared to the prior year. The decrease in realized and unrealized losses for the nine months ended September 30, 2024, compared to the corresponding period in the prior year, was primarily driven by no losses on other financial instruments in the current year, and a decrease in losses on the exchangeable senior debentures driven by decreases in stock prices of the securities underlying the debentures compared to the prior year. The nine months ended September 30, 2023 was also impacted by a gain of $35 million due to the extinguishment of the Company’s 1.75% Exchangeable Senior Debentures due 2046.

Loss on disposition of Zulily, net. The Company recorded a net loss of $64 million associated with the disposition of Zulily during the nine months ended September 30, 2023 (see note 1 to the accompanying condensed consolidated financial statements).

Other, net. Other, net loss increased $14 million and $30 million for the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in the prior year. The increased loss for the three months ended September 30, 2024, compared to the same period in the prior year, was primarily the result of foreign exchange losses and a loss on the early extinguishment of debt, partially offset by tax sharing expense in the prior year and no tax sharing expense in the current year. The increased losses for the nine months ended September 30, 2024, compared to the same period in the prior year, was primarily the result of a loss on the early extinguishment of debt compared to a gain in the prior year, tax sharing expense compared to a benefit in the prior year, and increased foreign exchange losses.

Income taxes.  Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the three and nine months ended September 30, 2024 and 2023 are summarized below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Earnings (loss) before income taxes	$—	33	78	283
Income tax (expense) benefit	$(15)	(21)	(53)	(119)
Effective tax rate	—	64%	68%	42%

The Company had zero earnings before income taxes for the three months ended September 30, 2024, but income tax expense of $15 million primarily related to foreign income tax expense and non-deductible interest expense related to the 8.0% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). Income tax expense was higher than the U.S. statutory tax rate of 21% during the nine months ended September 30, 2024, primarily due to foreign income tax expense and non-deductible interest expense related to the Preferred Stock.  Income tax expense was higher than the U.S. statutory tax rate of 21% during the three and nine months ended September 30, 2023, primarily due to foreign income tax expense and non-deductible interest expense related to the Preferred Stock. Income tax expense for the nine months ended September 30, 2023 was also impacted by non-deductible stock compensation, and was partially offset by a tax benefit from a change in the Company’s effective state tax rate used to measure deferred taxes.

Net earnings. We had net losses of $15 million and net earnings of $12 million for the three months ended September 30, 2024 and 2023, respectively, and net earnings of $25 million and $164 million for the nine months ended September 30, 2024 and 2023, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of September 30, 2024, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of September 30, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

As of September 30, 2024, Qurate Retail's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$297
CBI	100
Corporate	476
Total Qurate Retail	$873

Borrowing capacity
amount in millions
Credit Facility	$1,753

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of September 30, 2024, the Company had approximately $165 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 58% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, we believe our businesses will generate positive cash flow from operations during 2024.

	Nine months ended
	September 30,
	2024	2023

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$313	602
Net cash provided (used) by investing activities	$(149)	18
Net cash provided (used) by financing activities	$(412)	(776)

During the nine months ended September 30, 2024, Qurate Retail's primary uses of cash were net debt repayments of $354 million, capital expenditures of $137 million, dividends paid to noncontrolling interest of $51 million, and expenditures for television distribution rights of $23 million.

The projected uses of Qurate Retail cash for the remainder of 2024 are continued capital improvement spending between $50 million and $75 million, debt service payments (including approximately $41 million for interest payments on outstanding debt), repayment of debt, and payment of dividends to the holders of the Preferred Stock. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

The Company may from time to time repurchase any level of its outstanding debt through open market purchases, privately negotiated transactions, redemptions, tender offers or otherwise. Repurchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Qurate Retail and its subsidiaries were in compliance with all debt covenants at September 30, 2024.

On February 27, 2024, QVC delivered a notice of redemption to the trustee and holders of QVC’s 4.85% Senior Secured Notes due 2024 (“2024 Notes”).  Pursuant to the notice of redemption, QVC redeemed the remaining outstanding 2024 Notes in full on March 28, 2024.

On September 11, 2024, QVC commenced a private offer to existing bondholders to exchange any and all of QVC’s outstanding 4.75% Senior Secured Notes due 2027 (the “2027 Notes”) for $350 principal amount of QVC’s newly-issued 6.875% Senior Secured Notes due April 2029 (the “2029 Notes”) and $650 in cash per $1,000 principal amount of 2027 Notes exchanged, and any and all of QVC’s outstanding 4.375% Senior Secured Notes due 2028 (the “2028 Notes”) for $1,000 principal amount of the 2029 Notes per $1,000 principal amount of 2028 Notes exchanged (the “Exchange”), and a private offer to purchase 2027 Notes and 2028 Notes for cash from holders who were not eligible to participate in the private exchange offer. On September 25, 2024, QVC issued $605 million aggregate principal amount of 2029 Notes and paid $352 million in cash consideration (including $277 million contributed by Qurate Retail) in exchange for $531 million of the 2027 Notes and $428 million of the 2028 Notes. The Exchange was accounted for as a debt modification in accordance with U.S. GAAP and fees paid to third parties were recorded as expenses during the three and nine months ended September 30, 2024 in other expense in the condensed consolidated statement of operations.

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2024 and 2023, QVC-Japan paid dividends to Mitsui of $51 million and $35 million, respectively.

QVC's operating results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Net revenue	$2,092	2,194	6,337	6,611
Cost of goods sold (excluding depreciation, amortization and Rocky Mount inventory losses shown below)	(1,366)	(1,424)	(4,113)	(4,368)
Operating expenses	(165)	(175)	(502)	(530)
Selling, general and administrative expenses (excluding stock-based compensation)	(309)	(317)	(939)	(962)
Adjusted OIBDA	252	278	783	751
Restructuring, penalties and fire related (costs), net of recoveries (including Rocky Mount inventory losses)	—	(19)	(18)	196
Gain on sale of assets and sale-leaseback transactions	—	—	1	119
Stock-based compensation	(1)	(7)	(15)	(27)
Depreciation and amortization	(87)	(98)	(267)	(281)
Operating income	$164	154	484	758

Net revenue by segment was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
QxH	$1,521	1,617	4,618	4,836
QVC International	571	577	1,719	1,775
Consolidated QVC	$2,092	2,194	6,337	6,611

Revenue. QVC's consolidated net revenue decreased $102 million or 4.6% and $274 million or 4.1% for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue is primarily due to a 3.9% decrease in units shipped attributable to QxH, partially offset by an increase in units shipped at QVC International. The decrease was also driven by a 1.2% decrease in average selling price per unit ("ASP") primarily driven by QVC International, and a $12 million decrease in shipping and handling revenue attributable to QxH. These decreases to net revenue were partially offset by a $38 million decrease in estimated product returns primarily attributable to QxH. The nine month decrease in net revenue is primarily due to a 2.7% decrease in units shipped primarily attributable to QxH, partially offset by an increase in units shipped at QVC International. The decrease was also driven by a 0.9% decrease in ASP primarily attributable to QVC International, partially offset by an increase in ASP at QxH, $49 million in unfavorable foreign exchange rates, and a $19 million decrease in shipping and handling revenue attributable to QxH. These decreases to net revenue were partially offset by a $68 million decrease in estimated product returns primarily driven by QxH.

During the three and nine months ended September 30, 2024 and 2023, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended			Nine months ended
	September 30, 2024			September 30, 2024
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(5.9)%	—%	(5.9)%	(4.5)%	—%	(4.5)%
QVC International	(1.0)%	(0.3)%	(0.7)%	(3.2)%	(2.8)%	(0.4)%

QxH’s net revenue decline of $96 million for the three months ended September 30, 2024 resulted from a 6.4% decrease in units shipped and an $11 million decrease in shipping and handling revenue. These declines were partially offset by a $30 million decrease in estimated product returns. For the nine months ended September 30, 2024, QxH's net revenue decline of $218 million resulted from a 5.2% decrease in units shipped, partially offset by a $60 million decrease in estimated product returns and a 0.6% increase in ASP. For the three and nine months ended September 30, 2024, QxH experienced shipped sales declines across all product categories.

QVC International’s net revenue declined $4 million in constant currency for the three months ended September 30, 2024 due to a 3.0% decrease in ASP across all markets except Japan partially offset by a 1.4% increase in units shipped across all markets except Japan. For the three months ended September 30, 2024, QVC International experienced shipped sales growth in constant currency in home, accessories and electronics with declines across all other product categories except jewelry which remained flat. QVC International's net revenue declined $7 million in constant currency for the nine months ended September 30, 2024. This decline was due to a 3.4% decrease in ASP across all markets. These declines were primarily offset by a 3.0% increase in units shipped across all markets except Italy. For the nine months ended September 30, 2024, QVC International experienced shipped sales growth in constant currency across all product categories except for apparel and beauty.

Cost of goods sold (excluding depreciation, amortization and fire related costs, net). QVC's cost of goods sold as a percentage of net revenue was 65.3% and 64.9% for the three and nine months ended September 30, 2024, respectively, compared to 64.9% and 66.1% for the three and nine months ended September 30, 2023, respectively. The increase in cost of goods sold as a percentage of revenue for the three months ended September 30, 2024 is driven by higher warehouse costs primarily at QxH and to a lesser extent QVC International. The decrease in cost of goods sold as a percentage of revenue for the nine months ended September 30, 2024 is primarily due to product margin favorability across both segments and lower freight costs at QxH, partially offset by higher freight costs at QVC International. The product margin favorability for the nine months ended September 30, 2024 was driven by the net impact of merchandising efforts including cost reduction and pricing actions, as well as mix within product categories and less inventory liquidation in the current period at QxH.

Operating expenses. QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 7.9% of net revenue for each of the three and nine months ended September 30, 2024, and were 8.0% for each of the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, the decreases in operating expenses as a percent of sales are driven by lower commissions expense at QxH.

Selling, general and administrative expenses (excluding stock based compensation). QVC's selling, general and administrative expenses (excluding stock-based compensation) include personnel, IT, marketing and advertising expenses, production costs, and provision for doubtful accounts. Such expenses decreased $8 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 and increased as a percentage of net revenue to 14.8% from 14.4%. Selling, general, and administrative expenses decreased $23 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 and increased as a percentage of net revenue to 14.8% from 14.6%. For the three months ended September 30, 2024, the decrease was driven by a $4 million decrease in consulting expenses and a $4 million decrease in personnel costs both at QxH. For the nine months ended September 30, 2024, the decrease resulted from a $32 million decrease in consulting expenses primarily at QxH, a $6 million decrease in non-income related taxes and $5 million of favorability from foreign exchange rates. These decreases were primarily offset by a $24 million increase in marketing costs at QxH. The decrease in consulting expenses for the three and nine months ended September 30, 2024 related to investments in Project Athens made in the prior year. The increase in marketing costs was driven by QVC’s Age of Possibility campaign.

Restructuring, penalties and fire related (costs), net of recoveries (including Rocky Mount inventory losses).  QVC recorded restructuring costs of $18 million for the nine months ended September 30, 2024 related to the shift in its IT operating model. QVC recorded a loss of $19 million for the three months ended September 30, 2023 and a gain of $196 million for the nine months ended September 30, 2023 in restructuring, penalties and fire related costs, net of recoveries. For the three months ended September 30, 2023, the loss was primarily related to a Consumer Product Safety Commission (“CPSC”) civil penalty of $16 million (see note 8 to the accompanying condensed consolidated financial statements) and $5 million of other fire related costs, partially offset by a $2 million gain on the sale of the Rocky Mount property. For the nine months ended September 30, 2023, the gain related to a $240 million gain on insurance proceeds received in excess of fire losses and a $17 million gain on the sale of the Rocky Mount property, partially offset by $32 million of other fire related costs, the CPSC civil penalty of $16 million and $13 million of restructuring costs related to workforce reduction.

Gains on sales of assets and sale-leaseback transactions. QVC recorded a $1 million gain on sale of assets and sale-leaseback transactions for the nine months ended September 30, 2024 related to the sale-leaseback of a property in Germany. QVC recorded $119 million of gains on sales of assets and sale-leaseback transactions for the nine months ended September 30, 2023, primarily related to the sale-leaseback of two properties located in Germany and the U.K.

Stock-based compensation. Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $1 million and $15 million of stock-based compensation expense for the three and nine months ended September 30, 2024, respectively, and recorded $7 million and $27 million of stock-based compensation expense for the three and nine months ended September 30, 2023, respectively. The decrease in stock-based compensation expense for the three and nine months ended September 30, 2024 is primarily related to a decline in the probability of satisfying performance objectives and changes in the market price of Qurate Retail’s Series A common stock.

Depreciation and amortization. Depreciation and amortization decreased $11 million and $14 million for the three and nine months ended September 30, 2024, compared to the same periods in the prior year, and included acquisition related amortization of $15 million for both of the three months ended September 30, 2024 and 2023, and $46 million for both of the nine months ended September 30, 2024 and 2023. The decreases for the three and nine months ended September 30, 2024 were primarily due to decreased property and equipment amortization primarily due to assets that are fully depreciated in the current period and a decrease in channel placement amortization and related expenses due to lower subscriber counts, and for the three months ended September 30, 2024, a decrease in software amortization due to software assets fully depreciating in the second quarter of 2024.  The decrease for the nine months ended September 30, 2024 was partially offset by an increase in software amortization due to software additions.

CBI.  CBI consists of a portfolio of aspirational home and apparel brands.  The home brands are comprised of Ballard Designs, Frontgate, and Grandin Road, while Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 34 retail and outlet stores located throughout the U.S., primarily comprised of Ballard Designs and Frontgate stores.

CBI's stand-alone operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Net revenue	$252	285	756	860
Costs of goods sold	(151)	(179)	(447)	(537)
Operating expenses	(10)	(11)	(31)	(33)
SG&A expenses (excluding stock-based compensation)	(85)	(84)	(247)	(250)
Adjusted OIBDA	6	11	31	40
Stock-based compensation	—	—	(2)	(2)
Depreciation and amortization	(8)	(7)	(23)	(19)
Restructuring costs	—	—	—	(2)
Operating income (loss)	$(2)	4	6	17

CBI's consolidated net revenue decreased 11.6% and 12.1% for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year. The decrease in net revenue for the three months ended September 30, 2024 was the result of a decrease in ASP of 6% related to a product mix shift within the home category to lower priced items, and a decrease in units shipped of 6% compared to the same period in the prior year. The decrease in units shipped was due to softness across home categories. The decrease in net revenue for the nine months ended September 30, 2024 was the result of a decrease in ASP of 5% related to a product mix shift within the home category to lower priced items, and a decrease in units shipped of 7% compared to the same period in the prior year. The decrease in units shipped was due to softness across the home categories.

CBI's cost of goods sold as a percentage of net revenue was 59.9% and 62.8% for the three months ended September 30, 2024 and 2023, respectively, and 59.1% and 62.4% for the nine months ended September 30, 2024 and 2023, respectively. The decreases in cost of goods sold as a percentage of net revenue in both periods were primarily due to lower supply chain costs.

Operating expenses are principally comprised of credit card processing fees and customer service expenses, which are variable expenses that support sales activity.  For the three and nine months ended September 30, 2024, operating expenses decreased $1 million and $2 million, respectively, compared to the corresponding periods in the prior year, primarily due to lower revenue, as discussed above.

CBI’s SG&A expenses (excluding stock-based compensation) include print, digital and retail marketing. For the three months ended September 30, 2024, as a percentage of net revenue, these expenses increased from 29.5% to 33.7%, primarily attributable to lower revenue compared to the prior year, as discussed above and increased consulting expenses related to business transformation initiatives. For the nine months ended September 30, 2024, as a percentage of net revenue, these expenses increased from 29.1% to 32.7%, primarily attributable to lower revenue compared to the prior year, as discussed above.

CBI’s stock-based compensation expense remained flat for the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in the prior year.

CBI’s total depreciation and amortization expense increased $1 million and $4 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year, primarily due to increased capital investments, primarily in retail stores and technology.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2024, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QVC	$1,280	6.5%	$2,732	5.8%
Corporate and other	$—	—%	$1,571	6.1%

Qurate Retail is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, Qurate Retail may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the nine months ended September 30, 2024 would have been impacted by approximately $2 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no repurchases of QRTEA or QRTEB during the three months ended September 30, 2024 under the Company’s share repurchase program.

During the three months ended September 30, 2024, no shares of QRTEA, QRTEB or Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units, and options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

II-1

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Amended and Restated Bylaws*
4.1

Indenture, dated September 25, 2024, by and among QVC, Inc., as issuer, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38654) as filed on September 26, 2024 (the "September 2024 Form 8-K")).

4.2	Form of 6.875% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.1 to the September 2024 Form 8-K).
10.1

Call Agreement, dated as of September 25, 2024, by and between Qurate Retail, Inc. and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33982) as filed on September 25, 2024).

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

QURATE RETAIL, INC.
Date: November 7, 2024	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer
Date: November 7, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer

II-3