Form 10-K
period 2024-12-31
QVC Group, Inc.
filed 2025-02-27
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-33982

QVC GROUP, INC.

(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	84-1288730 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Series A Common Stock	QVCGA	The Nasdaq Stock Market LLC
Series B Common Stock	QVCGB	The Nasdaq Stock Market LLC
8.0% Series A Cumulative Redeemable Preferred Stock	QVCGP	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting stock held by nonaffiliates of QVC Group, Inc. computed by reference to the last sales price of QVC Group, Inc. common stock, as of the closing of trading on June 30, 2024, was approximately $228 million.

The number of outstanding shares of QVC Group, Inc.(formerly Qurate Retail, Inc.)'s common stock as of January 31, 2025 was:

Series A common stock	389,654,508
Series B common stock	8,927,840

Documents Incorporated by Reference

The Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

QVC GROUP, INC.

2024 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1. Business.

General Development of Business

QVC Group, Inc. ("QVC Group", the “Company”, “we”, “us” and “our”), formerly known as Qurate Retail, Inc., owns interests in subsidiaries and other companies which are primarily engaged in the video and online commerce industries.  Through our subsidiaries and affiliates, we operate in North America, Europe and Asia.  Our principal businesses and assets include our consolidated subsidiaries QVC, Inc. ("QVC"), Cornerstone Brands, Inc. (“CBI”), and other cost method investments.

On September 23, 2011, QVC Group completed the split-off (the "LMC Split-Off") of a wholly owned subsidiary, Liberty Media Corporation ("LMC").  Following the LMC Split-Off, QVC Group and LMC operate as separately publicly traded companies and neither has any stock ownership, beneficial or otherwise, in the other.

QVC Group and LMC entered into certain agreements in order to govern certain of the ongoing relationships between the two companies. These agreements include a reorganization agreement, a services agreement (the “Services Agreement”) and a facilities sharing agreement (the “Facilities Sharing Agreement”). Pursuant to the Services Agreement, LMC provides QVC Group with general and administrative services including legal, tax, accounting, treasury, information technology (“IT”), cybersecurity, and investor relations support. See below for a description of an amendment to the Services Agreement entered into in December 2019. QVC Group reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for QVC Group's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. Under the Facilities Sharing Agreement, QVC Group shares office space with LMC and related amenities at LMC's corporate headquarters.

In December 2019, the Company entered into an amended services agreement. Under the amended services agreement, components of LMC’s former Chief Executive Officer’s compensation were either paid directly to him or reimbursed to LMC, in each case, based on allocations set forth in the amended services agreement.  For the years ended December 31, 2024, 2023 and 2022, the allocation percentage for the Company was 10%, 11% and 13%, respectively.   LMC’s former Chief Executive Officer’s employment arrangement with LMC ended on December 31, 2024, but he continues to serve as Chairman of QVC Group.

Subsequent to year end, our Company’s board of directors (the “Board of Directors”) approved an amendment to the Company’s restated certificate of incorporation and an amendment and restatement of the Company’s bylaws to change the Company’s name to QVC Group, Inc. The Board believes that the name change builds on the brand equity of the Company’s largest brand and supports its growth strategy to expand into a live social shopping company. The name change went into effect on February 21, 2025.

* * * * *

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies, including QVC’s WIN strategy; revenue growth at QVC; synergies; economic and macroeconomic trends; statements regarding the carrying value of intangible assets; projected sources and uses of cash; repayment of debt; fluctuations in interest rates and foreign currency exchange rates; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties,"

Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished.  You should not place undue reliance on these forward-looking statements made in this Annual Report on Form 10-K. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	customer demand for our products and services and our ability to attract new customers and retain existing customers by anticipating customer demand and adapting to changes in demand;
●	competitor responses to our products and services;
●	increased digital TV penetration and the impact on channel positioning of our programs;
●	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance, including availability, terms, deployment of capital and our level of indebtedness;
●	our ability to effectively manage our installment sales plans and revolving credit card programs;
●	the cost and ability of shipping companies, manufacturers, suppliers, digital marketing channels, and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	availability of qualified personnel;
●	the impact of the seasonality of our businesses;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (“FCC”) and Environmental, Social and Governance (“ESG”) commitments and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors, including our increased reliance on social media platforms as a marketing tool;
●	domestic and international economic and business conditions and industry trends, including the impact of Brexit (as defined below) and the impact of inflation and increased labor costs;
●	increases in market interest rates;
●	changes in tariffs, trade policy and trade relations with the United Kingdom (“U.K.”) and China;
●	consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
●	system interruption and the lack of integration and redundancy in the systems and infrastructures of our businesses;
●	advertising spending levels;
●	changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and Internet protocol television and their impact on home shopping programming;
●	rapid technological changes;
●	failure to protect the security of personal information, including as a result of cybersecurity threats and cybersecurity incidents, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we operate;
●	natural disasters, public health crises (such as COVID-19 and its variants or future pandemics or epidemics), political crises, and other catastrophic events or other events outside of our control, including climate change;
●	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;
●	failure to successfully implement business improvement initiatives and growth strategies; and
●	fluctuations in foreign currency exchange rates.

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

Description of Business

The following table identifies our subsidiaries:

Consolidated Subsidiaries
QVC, Inc.
Cornerstone Brands, Inc.

QVC

On December 29, 2017, QVC Group completed the acquisition of the remaining 62% ownership interest of HSN, Inc. (“HSN”) in an all-stock transaction. On December 31, 2018, QVC Group transferred our 100% ownership interest in HSN to QVC, Inc. through a transaction among entities under common control. References throughout this Annual Report on Form 10-K to “QVC” refer to QVC, Inc. and its consolidated subsidiaries.

QVC curates and sells a wide variety of consumer products via highly engaging, video-rich, interactive shopping experiences, distributed to over 200 million worldwide households each day through its broadcast networks. QVC also reaches audiences through its websites (including QVC.com, HSN.com and others); virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); its applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, Alphabet and Samsung TV Plus; mobile applications; its social media pages and over-the-air broadcasters. QVC believes it is a global leader in video retailing, e-commerce, mobile commerce and social commerce, with operations based in the United States ("U.S."), Japan, Germany, the UK, and Italy.

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

QVC offers a wide assortment of high-quality merchandise and classifies its products into six groups: home, apparel, beauty, accessories, electronics and jewelry. It is QVC’s product sourcing team's mission to research and curate compelling and differentiated products from vendors who have sufficient scale to meet anticipated demand. QVC offers many exclusive and proprietary products, leading national and international brands and limited distribution brands offering unique items. Many of QVC’s products are endorsed by celebrities, designers and other well-known personalities who often join its presenters on its live programming and provide lead-in publicity on their own social media pages, websites and other customer touchpoints. QVC believes that its ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. QVC closely monitors customer demand and its product mix to remain well-positioned and relevant in popular and growing retail segments, which it believes is a significant competitive advantage relative to competitors who operate brick-and-mortar stores.

For the year ended December 31, 2024, approximately 96% of QVC's worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from QVC during the prior twelve months and customers who previously made a purchase from QVC but not during the prior twelve months). In the same period, QVC attracted approximately 2.5 million new customers and the global e-commerce operation comprised $5.5 billion, or 60.9%, of QVC's consolidated net revenue for the year ended December 31, 2024.

QVC operates eleven distribution centers and four contact centers worldwide. In 2024, QVC’s work force consisted of approximately 17,000 employees who handled approximately 79 million customer calls, shipped approximately 198 million units globally and served approximately 11.6 million unique customers. QVC believes its long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Charter Communications and Cox), satellite television providers (e.g., DIRECTV and DISH) and telecommunications companies (e.g., Verizon and AT&T), provide it with broad distribution, favorable channel positioning and significant competitive advantages. QVC believes that its significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payment options, international reach and scalable infrastructure distinguish QVC from its competitors.

On June 27, 2022, QVC Group announced a five-point turnaround plan designed to stabilize and differentiate its QVC-U.S. and HSN brands and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives included: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength.

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

During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the year ended December 31, 2024, QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statements of operations.

Project Athens laid the foundation for sustained growth by enhancing operational efficiency and financial margins and embedding a culture of continuous improvement. Following the completion of Project Athens and building on these successes, on November 14, 2024, QVC announced a transition to the WIN strategy, targeting top-line growth through three central priorities: (i) ‘Wherever She Shops’ - aims to enhance customer interactions across diverse platforms; (ii) ‘Inspiring People & Products’ - fosters rich, engaging content experiences; and (iii) ‘New Ways of Working’ - emphasizes leveraging technology and process enhancements to streamline operations and fuel innovation. With the WIN strategy, QVC expects to broaden content outreach by creating dynamic, purpose-built experiences that resonate across social media and digital streaming channels. By optimizing our production studios and fostering continuous improvement, we envisage content creation as an integrated, efficient process that adapts to various platforms without losing the essence of our brand.  We aim to grow audiences and redefine shopping experiences, ensuring that we meet our customers wherever they are while building on our heritage for sustained success.

On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at the Company’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support the company’s growth strategy. QVC is currently evaluating the financial impact of the consolidation and anticipates recording severance and accelerated depreciation.

QxH

QxH's programming is distributed in the U.S., 20 hours per day of live programming, 364 days per year, to approximately 87 million television households and is distributed to approximately 99% of households subscribing to services offered by television distributors. QxH's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full time basis, including the main QVC and HSN channels as well as the additional channels of QVC2, QVC3 and HSN2. These additional channels offer viewers access to a broader range of QxH programming options as well as more relevant programming for viewers in different time zones. QxH also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QxH to reach customers who previously did not have access to the program through other television platforms.

QxH's programming is also available through QVC.com and HSN.com (collectively, QVC’s "Websites") as well as virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, Alphabet and Samsung TV Plus; mobile applications; its social media pages and over-the-air broadcasters (collectively, QVC’s "Digital Platforms"). QxH’s Digital Platforms enable consumers to purchase goods offered on its broadcast programming along with a wide assortment of products that are available only on its Websites. QxH’s Websites and other Digital Platforms are natural extensions of its business model, allowing customers to engage in its shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, QxH’s Websites and mobile applications allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account. For the year ended December 31, 2024, approximately 89% of new QxH customers made their first purchase through QxH’s Digital Platforms. QxH, including its Digital Platforms, contributed $6.6 billion, or 73%, of consolidated net revenue and $765 million of Adjusted OIBDA (defined in note 15 of the accompanying consolidated financial statements) for the year ended December 31, 2024. QxH Digital Platform revenue as a percentage of total QxH net revenue was 63.9%, 61.8% and 60.5% for the years ended December 31, 2024, 2023 and 2022, respectively.

QVC International

QVC International’s business brings the QVC shopping experience to approximately 124 million households outside the U.S., primarily in Germany, Japan, the U.K., and Italy. Similar to QxH, QVC International’s business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social media pages. QVC International product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2024, QVC International operations, including its Digital Platforms, generated $2.4 billion, or 27%, of consolidated QVC net revenue and $333 million of Adjusted OIBDA. QVC International Digital Platform revenue as a percentage of total QVC International net revenue was 52.4%, 49.6% and 47.5% for the years ended December 31, 2024, 2023 and 2022, respectively.

Merchandise

QVC’s global merchandise mix features: home, apparel, beauty, accessories, electronics and jewelry. Many of its brands are exclusive, while others are created by well-known designers. QVC’s global sales mix is provided in the table below:

	Years ended December 31,
Product category	2024	2023	2022
Home	41%	41%	40%
Apparel	18%	18%	18%
Beauty	18%	18%	17%
Accessories	11%	11%	11%
Electronics	7%	7%	9%
Jewelry	5%	5%	5%
Total	100%	100%	100%

Unlike traditional brick-and-mortar retailers with inventories across a network of stores, QVC is able to quickly adapt its offerings in direct response to changes in its customers purchasing patterns. QVC utilizes a test and re-order model to determine initial customer demand. Through constant monitoring, QVC aims to manage its product offerings to maximize net revenue and fulfill current demand in large growth segments where it can gain a greater share of its customers' purchases. QVC’s merchandising team is dedicated to continually researching, pursuing and launching new products and brands. With a mandate to deliver hard-to-find value, its merchants find and curate collections of high quality goods from vendors with the scale to offer sufficient supply to QVC’s existing and future customers. QVC maintains strong relationships with its vendors, which are attracted by the showcasing and story-telling elements of its programming, and the volume of sales during featured presentations.

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

Distribution

QVC distributes its programming via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., Italy and neighboring countries. QVC also transmits its programming over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., QVC uplinks its digital programming transmissions using a third-party service or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC’s signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected” status. The international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. The transponder service agreements for the U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QxH expire between 2025 and 2030.  The service agreements for QVC International transponders and terrestrial transmitters expire between 2025 and 2029.

QVC continually seeks to expand and enhance its broadcast and e-commerce platforms, as well as to further its international operations and multimedia capabilities. In addition to its websites and mobile applications, QVC continues to adapt to emerging technologies to offer elements of its programming via new technologies. To reach consumers who use online sources for viewing content, QVC programming is being offered through virtual multichannel video providers (including Hulu + Live TV, DirecTV Stream and YouTube TV), online video distributors and programming networks that provide its content directly to consumers over the internet rather than through traditional television services (including Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, Alphabet and Samsung TV Plus).

Affiliation Agreements

QVC enters into long-term affiliation agreements with certain of its television distributors who downlink its programming and distribute the programming to customers. The majority of QVC's affiliation agreements with distributors have termination dates ranging from 2025 to 2029. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. Although QVC is typically successful in obtaining and renewing these agreements, it does not have distribution agreements with some of the distributors that carry its programming. QVC is currently providing programming without affiliation agreements to distributors representing approximately 6% of its QVC channel distribution and 1% of its HSN channel distribution. Some of its programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.

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

Demographics of customers

QVC enjoys a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2024, approximately 91% of its shipped sales came from repeat customers (i.e., customers who made a purchase from QVC during the prior twelve months), who spent an average of $1,460 each during this period. An additional 4% of shipped sales in that period came from new customers and the remaining 5% of shipped sales came from reactivated customers (i.e., customers who previously made a purchase from QVC, but not during the prior twelve months).

On a trailing twelve month basis, total consolidated customers were approximately 11.6 million which includes 7.6 million QxH customers and 4.0 million QVC International customers. QVC believes its core customer base represents an attractive demographic target market. Based on internal customer data for QxH, approximately 74% of its 7.6 million customers for the twelve months ended December 31, 2024 were women over the age of 50.

QVC does not depend on any single customer for a significant portion of its revenue.

Order taking and fulfillment

QVC takes a majority of its orders via its websites and via mobile applications on iPhone, iPad, Apple Watch, Android and other devices. QxH and QVC International customers placed approximately 45.7% and 41.1%, respectively, of all orders directly through their mobile devices in 2024.

QVC primarily utilizes home based customer service agents to handle calls, e-mail contacts and social contacts, allowing staffing flexibility for peak volume hours. In addition, QVC utilizes computerized interactive voice response order systems for telephonic orders, which handle approximately 23% of all orders taken on a worldwide basis. QxH has seven distribution centers and QVC International has four distribution centers. QVC’s distribution centers and drop ship partners shipped, on average, 367,000 units per day at QxH and 176,000 units per day at QVC International during 2024.

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

QVC believes that QxH is a leader in video shopping, e-commerce, mobile commerce and social commerce.  QxH  curates quality products at outstanding values, provides exceptional customer service, establishes favorable channel positioning and multiple touchpoints across Digital Platforms and generates repeat business from its core customer base.  QxH sales compares favorably to general, non-video based retailers due to its extensive customer reach and efficient cost structure. QxH's closest video shopping competitor is ShopHQ and QVC International operations face similar competition in their respective markets, such as Jupiter Shop Channel in Japan, HSE in Germany, and TJC, Ideal World, Gems TV, Must Have Ideas TV, and JML Direct in the U.K.

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

In the U.S., QVC has registered trademarks and service marks including, but not limited to its brand names and logo, "QVC," "Quality Value Convenience," the "Q Logo," and "Q" and trademarks for its proprietary products sold such as "Arte D'Oro," "Cook's Essentials," "Denim & Co.," "Diamonique," "Northern Nights" and "Zuda."  Similarly, foreign registrations have been obtained for many trademarks and service marks for its brand names, logo and propriety products including, but not limited to, "QVC," the "Q Logo," "Cook’s Essentials," "Denim & Co.," "Diamonique" and "Northern Nights."

HSN has numerous trademark registrations or pending applications in the U.S. which help to expand HSN’s brand awareness.  These registrations and applications include the “HSN” brand name and the “HSN logo” as well as registrations for HSN’s proprietary products and services, including, but not limited to, “HSN Shop By Remote,” “Tech Impressions,” and “Concierge Collection.”

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

Seasonality

QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 24% of its global revenue in each of the first three quarters of the year and 30% of its global revenue in the fourth quarter of the year.

CBI

CBI consists of a portfolio of aspirational home and apparel brands. Although there is some overlap in the product offerings, the home brands are comprised of Ballard Designs, Frontgate, and Grandin Road. Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 35 retail and outlet stores located throughout the U.S.

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

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2024 of approximately 93 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors. Branded catalogs are designed in-house, which enables each individual brand to control the process.

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

Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems and direct broadcast satellite system (“DBS”) distributors on terms and conditions that do not unfairly discriminate among distributors, and the FCC has established complaint enforcement and damages remedy procedures. FCC rules attribute the ownership interests in Charter and the cable operator subsidiaries of Liberty Broadband Corporation (“Liberty Broadband”) and Liberty Latin America Ltd.’s ownership interest in Liberty Communications of Puerto Rico LLC to us, thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. Our subsidiary QVC is subjected to program access rules as a result of the foregoing attributable interests under FCC rules. We are also subject to the program access rules as a condition of FCC approval of a transaction between QVC Group’s predecessor and News Corporation in 2008.

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

Closed Captioning Regulation. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. Regulations adopted by the FCC pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 require, among other things, that video programming owners to send caption files for IP delivered video programming to video programming distributors and providers along with program files. In 2014, the FCC adopted closed captioning quality standards regarding captioning accuracy, synchronicity, completeness and placement, and captioning best practices for programmers. In 2016, the FCC amended its closed captioning regulations to assign captioning compliance responsibility to programmers jointly with distributors, and to adopt certain registration, certification and complaint procedures applicable to programmers. The video programmer registration and compliance certification requirements of the amended rules have not yet become effective. On July 18, 2024, the FCC released a further notice of proposed rulemaking that would exempt from the captioning and certification requirements video programmers that provide or license video programming exclusively to a non-broadcast network for distribution by an MVPD, if such network has filed registration information and a certification with the FCC indicating that the network itself is exempt, or all programming comprising its linear lineup is compliant with, or exempt from, captioning obligations. The FCC proposal remains pending. As a result of the foregoing changes and rules involving captioning of IP delivered programming and captioning quality standards, QVC may incur additional costs and compliance obligations related to closed captioning of its programming.

Internet Services

Our e-commerce businesses are subject, both directly and indirectly, to various domestic and foreign laws and governmental regulations. Certain of these businesses engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy Protection Act ("COPPA") prohibits web sites from collecting personal information online from children under age 13 without parental consent and imposes a number of operational requirements. The Federal Trade Commission ("FTC") has adopted regulations implementing COPPA. On December 20, 2023, the FTC released a notice of proposed rulemaking seeking comment on revisions to the FTC’s COPPA regulations that would, among other things, further restrict the use and disclosure of children’s personal information. The FTC announced its final rule amending COPPA regulations on January 16, 2025.  Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. In 2016, Congress enacted a permanent moratorium on state and local taxes on Internet access.

Our online commerce businesses also are subject to domestic and foreign laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”) which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the E.U. invalidated the “Safe Harbor Framework,” which had allowed companies to collect and process personal data in E.U. nations for use in the U.S. The E.U.-U.S. Privacy Shield which replaced the Safe Harbor Framework and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S.  On July 16, 2020, the Court of Justice of the E.U. invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of Standard Contractual Clauses ("SCCs") - another key mechanism to allow data transfers between the U.S. and the E.U. The European Commission adopted revised SCCs on June 4, 2021. In October 2024, the European Commission announced a consultation regarding new SCCs, which may be adopted in final form in 2025. In March 2022, the U.S. and the European Commission announced a new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield.  On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF, and the E.U. formally adopted the adequacy decision on July 10, 2023.  The U.S. and the E.U. implemented the DPF in July 2023. The timing of enactment of the E.U.’s proposed ePrivacy Regulation, which, among other things, would adopt additional regulation of “cookies” and other internet tracking tools is uncertain.  Following the “Brexit” withdrawal of the U.K. from the E.U. on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to the data protection laws in the European Economic Area.  Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.

In the U.S., the new Congress may consider a range of legislation that would impose federal privacy obligations on organizations, including obligations that could require organizations that suffer a breach of security related to personal information to notify owners of such information. Such federal legislation may not preempt similar state laws with the effect that organizations may be obligated to comply with separate federal and state laws that regulate the same activity in different, and possibly inconsistent, ways. Federal agencies, including the FTC, are seeking to regulate the use of personal data through rule-making efforts and through enforcement activities targeted at organizations.  Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA took effect on January 1, 2020. The California Attorney General has issued implementation regulations and guidance regarding the CCPA, and undertook enforcement actions in 2024 regarding violations of the law.  In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and extends the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws.

Since the enactment of the CCPA, the following 19 additional states have enacted comprehensive privacy legislation: Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia.  In addition to broad consumer privacy laws, states are enacting and may continue to enact sectoral-specific privacy laws focused on health data, data about people under the age of 18, biometric data, the use of algorithms by organizations, and other matters. In some areas, the broad consumer privacy laws and sectoral-specific privacy laws may differ across states in ways that require complicated or expensive customer-facing solutions. For example, states that create opt-out or opt-in rights that differ from approaches generally taken by other states can result in a significant effort to implement and maintain solutions that comply with these more unique requirements. Private litigants are also using federal and state laws to pursue litigation related to the use of personal data, video content, chat tools and other communication tools, and trackers commonly used by organizations in the operation of consumer-facing websites and applications.  Complying with these different national and state privacy requirements may cause the Company to incur substantial costs. In addition, the Company generally has and posts on its websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect the Company’s business.

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

In 2015, the FCC adopted open Internet rules that reclassified wireline and wireless broadband services as Title II common carrier services and regulated broadband services offered by Internet service providers (“ISPs”) under Title II, Title III and Section 706 of the Telecommunications Act of 1996.  Among other things, the regulations prohibited ISPs from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration. In 2017, the FCC adopted a Declaratory Ruling, Report and Order (“2017 Order”) that, among other things, eliminates these prohibitions.  The 2017 Order required ISPs to disclose information to consumers regarding practices such as throttling, paid prioritization and affiliated prioritization.  In 2019, the D.C. Circuit ruled on numerous appeals by interested parties and largely upheld the 2017 Order.  On April 25, 2024, the FCC adopted the Safeguarding and Securing the Open Internet Order (“2024 Order”) in which the FCC, among other things, again classified broadband Internet access service as a telecommunications service subject to regulation under Title II of the Communications Act and prohibited ISPs from blocking or throttling information transmitted over their networks, or engaging in paid or affiliated prioritization agreements. In response to various petitions for review of the 2024 Order, on January 2, 2025, the U.S. Court of Appeals for the Sixth Circuit held that ISPs offer only an information service and set aside the 2024 Order. California has adopted requirements similar to the open Internet rules, and other states may consider similar legislation.

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

Human Capital

Headcount.  As described above, our Company is party to a Services Agreement with LMC, pursuant to which, as of December 31, 2024, 84 LMC corporate employees provide certain management services to the Company for a determined fee. As a result, our Company is not responsible for the hiring, retention and compensation of these individuals (except that our Company does grant equity incentive awards to these individuals). However, our Company directly benefits from the efforts undertaken by LMC to attract and retain talented employees. LMC strives to create a diverse, inclusive and supportive workplace, with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Our Company fully supports these efforts.

Additionally, as of December 31, 2024, our consolidated subsidiaries had an aggregate of approximately 18,900 full and part-time employees.  Employment levels fluctuate due to seasonal factors affecting our business. Additionally, our consolidated subsidiaries utilize independent contractors and temporary staffing agency personnel to supplement their workforce, particularly on a seasonal basis. We believe that our employee relations are good and a key factor in our workforce strategy.

Inclusion and Belonging. Our consolidated subsidiaries remain committed to fostering an inclusive culture that ensures a sense of belonging for every team member, business partner and customer experience they offer by leveraging the backgrounds, perspectives and experiences of their team members to continuously exceed expectations and innovate for growth. Our consolidated subsidiaries serve a broad range of customers around the world and strive to understand the lives they lead in order to deliver authentic customer experiences with meaningful curated products and broad representation in their marketing, digital and on-air activities.

Employee Engagement and Enablement. To improve employee engagement and enablement, our consolidated subsidiaries conduct an annual employee engagement survey and various pulse surveys throughout the year on topics such as company direction, leadership, culture, performance and rewards, and change management. The results of these surveys are used by management to improve the overall employee experience and retention, as well as help to inform our approach to company programs and practices. For example, based in part on feedback from team members QVC has established workstreams focused on career development, leadership competencies, and meeting free days.

Health and Safety.  We are committed to maintaining a safe and secure work environment and have specific safety programs and protocols in place to protect our team members. This includes administering a comprehensive occupational injury- and illness-prevention program and training for team members. In addition to offering a variety of comprehensive health benefits plans, we also offer our team members a variety of mental, emotional, and physical wellness resources, among a number of other initiatives, such as greater access to telemedicine and home care help. Where applicable, we continue to comply with country, state and local restrictions related to addressing specific health risks.

Available Information

All of our filings with the SEC, including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with, or furnish it to, the SEC.  Our website address is https://investors.qvcgrp.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website.  In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, QVC Group, Inc., 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (866) 876-0461.

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

Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations

Risks Related to Our Financial Condition and Business

●	Business improvements initiatives focused on promoting business growth strategies and generating fixed cost savings may not be successful in generating operating results in the anticipated amounts, it may take longer than expected to realize such results, or they could produce such results only for a limited period.
●	Our subsidiary QVC depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all.
●	Our businesses are subject to risks of adverse government regulation, and we may be subject to claims for representations made in connection with the sale and promotion of merchandise or for harm experienced by customers who purchase merchandise from us.
●	New legislation or regulations related to climate change and focus by governmental and non-governmental organizations, stockholders and customers on sustainability issues may have a material adverse effect on our business and results of operations.
●	Our subsidiaries and business affiliates conduct their businesses under highly competitive conditions.
●	The sales and operating results of our businesses depend on their ability to attract new customers, retain existing customers and predict or respond to consumer preferences.
●	The failure of our subsidiary QVC to maintain suitable placement for its programming or to adapt to changes in consumer behavior driven by online video distribution platforms for viewing content could adversely affect its ability to attract and retain television viewers and could result in a decrease in revenue.
●	Any continued or permanent inability of QVC to transmit its programming via satellite would result in lost revenue and could result in lost customers.
●	Our subsidiaries offer installment payment options on most of their respective merchandise. Failure to effectively manage such installment payment options could negatively impact our results of operations.
●	Certain of our subsidiaries and business affiliates may fail to adequately protect their intellectual property rights or may be accused of infringing intellectual property rights of third parties.
●	Natural disasters, political crises, and other catastrophic events or other events outside of our control, including climate change, may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects.
●	Increases in labor costs could adversely affect our business, financial condition and results of operations.
●	Our business, key financial and operating metrics, and results of operations have been, and may in the future be, negatively impacted by a pandemic or epidemic.
●	Impairment of our goodwill or other intangible assets could have a material adverse effect on our business, results of operations and financial condition.
●	Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

Risks Related to Technology and Information Security

●	Rapid technological advances could render the products and services offered by our subsidiaries and our business affiliates obsolete or non-competitive.
●	Our e-commerce business could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as our inability to monetize the resulting web traffic.
●	System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiary QVC and our other online commerce and catalog businesses may adversely affect their ability to, as applicable, operate their businesses, transmit their television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations.
●	The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements and policies or differing views of personal privacy rights.
●	Our businesses may experience difficulty in the ongoing development, implementation and customer acceptance of applications for personal electronic devices, which could harm their business.
●	Our businesses and information systems are subject to cybersecurity risks, including cybersecurity threats and cybersecurity incidents.

Risks Related to our Facilities and Third-Party Suppliers and Vendors

●	Our programming and online commerce businesses rely on distribution facilities to operate their business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into their operations, could have a material adverse impact on their business.
●	Our home television and online commerce businesses rely on independent shipping companies to deliver the products they sell.

●	Our programming and online commerce businesses depend on their relationships with third party suppliers and vendors and any adverse changes in these relationships could adversely affect our results of operations.
●	The unanticipated loss of certain larger vendors or the consolidation of our programming and online commerce businesses’ vendors could negatively impact their sales and profitability on a short term basis.

Risks Related to the Seasonality of Our Business

●	Certain of our businesses face significant inventory risk.
●	The seasonality of certain of our businesses places increased strain on their operations.

Risk Related to Management and Key Personnel

●	The success of our home television and online commerce businesses depends in large part on their ability to recruit and retain key personnel capable of executing their unique business models.
●	We have overlapping directors and officers with LMC, Liberty TripAdvisor Holdings, Inc. (“TripAdvisor Holdings”) and Liberty Broadband, which may lead to conflicting interests.

Risks Related to Economic Conditions

●	Certain of our subsidiaries and business affiliates have operations outside of the U.S. that are subject to numerous operational and financial risks.
●	Fluctuations in currency exchange rates may lead to lower revenues and earnings.
●	Weak and uncertain economic conditions worldwide may reduce consumer demand for our businesses’ products and services.
●	Uncertainty and increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our businesses.
●	Significant developments stemming from U.S. and international trade policy with China, including in response to forced labor and human rights abuses in China, may adversely impact our businesses and operating results.

Risks Related to Our Indebtedness and Common Stock

●	Our subsidiary QVC has significant indebtedness, which could limit its flexibility in responding to current market conditions, restrict its business activity and adversely affect our financial condition.
●	QVC may need to refinance its indebtedness.
●	Covenants in QVC’s debt agreements restrict its business in many ways.
●	A substantial portion of our consolidated debt and other liabilities is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service those liabilities and our other financial obligations.
●	We have disposed of the reference shares underlying the exchangeable debentures of Liberty Interactive LLC (“LI LLC”), which exposes us to liquidity risk.
●	Transactions in our common stock by our insiders could depress the market price of our common stock.
●	It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

Risks Related to Our Financial Condition and Business

Business improvement initiatives focused on promoting business growth strategies and generating fixed cost savings may not be successful in generating operating results in the anticipated amounts, it may take longer than expected to realize such results, or they could produce such results for only for a limited period. QVC Group has implemented, and in the future will continue to implement, business improvement initiatives focused on promoting business growth strategies and generating fixed cost savings. For example, during the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for IT services to a managed service model. However, these initiatives require us to incur additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with these initiatives. These initiatives could also divert the attention of management and cause disruptions in the Company’s business, which could have an adverse impact on the business and financial results. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed or achieved for only a limited period. These factors or future developments could include the incurrence of higher than expected costs or delays in workforce reduction measures, actual savings differing from anticipated cost savings, anticipated benefits from business improvement initiatives not materializing and disruptions to normal operations or other unintended adverse impacts resulting from the initiatives.

Our subsidiary QVC depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all. QVC currently distributes its programming through affiliation or transmission agreements with many television service providers, including, but not limited to, Comcast, DIRECTV, Charter, DISH, Verizon, and Cox in the U.S., Vodafone TV Connect and Vodafone GigaTV, Freenet TV, SES ASTRA, Telekom Matenta TV, PYUR, A1 Xplore TV, Jupiter Telecommunications, Ltd., BS Nippon Corporation, The Sky Perfect JSAT Group, World Hi-Vision Channel, Inc., Sky UK, Freesat, Freeview, Virgin Media, Tivu Tivusat and Sky Italia internationally. The majority of QVC’s affiliation agreements with its distributors have expired and are in renegotiations or are scheduled to expire between 2025 and 2029 unless renewed prior to the applicable expiration.

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

Our businesses are subject to risks of adverse government regulation, and we may be subject to claims for representations made in connection with the sale and promotion of merchandise or for harm experienced by customers who purchase merchandise from us. Our programming business, QVC, markets and provides a broad range of merchandise through television shopping programs, digital content (including through streaming and social media), and, to an increasing extent, digital marketing. As a result, our businesses are subject to a wide variety of laws, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in e-commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts. Additionally, QVC accepts payments for its products using a variety of methods. For existing and future payment options QVC offers to its customers, QVC currently is subject to, and may become subject to additional, regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of its payment products). The failure by our businesses to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings by governmental agencies and/or consumers, which could adversely affect our businesses, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to our businesses could decrease demand for our businesses’ products and services, increase costs and/or subject our businesses to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws, such as requirements to disclose efforts to identify the origin and existence of certain “conflict minerals” or abusive labor practices in portions of QVC’s supply chains, could increase the cost of doing business, adversely affecting our results of operations. In addition, certain of these regulations impact the marketing efforts of our businesses and their brands.

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

Certain of our businesses are subject to consent decrees issued by the FTC barring them from making deceptive claims for specified weight-loss, dietary supplement and anti-cellulite products unless they have competent and reliable scientific evidence to substantiate such claims. In October 2023, HSN entered into a settlement agreement with the Consumer Product Safety Commission (“CPSC”) in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claims that HSN allegedly failed to timely submit a report under the Consumer Product Safety Act (“CPSA”) in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. As part of that program, during October and November 2024, HSN conducted the first of three annual internal audits of the effectiveness of our policies, procedures, systems and training related to CPSA compliance. HSN also submitted the first of three annual reports to the CPSC’s Office of Compliance, Division of Enforcement and Litigation, on December 20, 2024.Violation of these consent decrees and settlement agreements may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining these businesses from engaging in prohibited activities. Further material changes in the law and increased regulatory requirements must be anticipated, and there can be no assurance that our businesses and or any of our assets will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

Legislation or regulations related to climate change and focus by governmental and non-governmental organizations, stockholders and customers on sustainability issues may have a material adverse effect on our business and results of operations. National, state and local governments, as well as some of our customers, investors, employees, business affiliates and other stakeholders have been focused on ESG matters, such as climate change, environmental stewardship, water use, social responsibility, responsible sourcing, sustainable packaging and supply chain practices, animal health and welfare, human rights in our supply chain and human capital in our operations. This focus on sustainability has resulted in new domestic and international legislation or regulations and growing customer expectations relating to reporting on greenhouse gas emissions and other sustainability matters that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with these new regulations or result in loss of business if our reporting does not satisfy customer expectations. On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks, and the final rules were adopted in March 2024. Although the climate-related disclosure rules have been stayed by the SEC pending litigation challenging the rules, if the rules are implemented we may incur increased costs relating to the assessment and disclosure of climate-related risks. In addition, on October 7, 2023, California issued the Climate Corporate Data Accountability Act (SB 253) and the Climate-Related Financial Risk Act (SB 261) (the “California Bills”) which require corporations doing business in California to annually report their greenhouse gas emissions and disclose climate-related financial risks and risk-mitigation strategies. Complying with the California Bills may be costly, difficult and time-consuming, and our business may be negatively impacted due to potential legal liability or by potential competitive disadvantage if our competitors are not subject the California Bills. The domestic and international jurisdictions in which we operate are following different approaches to the regulation of climate change and other sustainability matters, which increases the complexity of, and potential cost related to complying with, such regulations. On January 20, 2025, President Trump signed an executive order to withdraw the U.S. from the Paris Agreement, marking a significant shift in U.S. climate policy. It remains unclear what further actions President Trump may take with respect to domestic and international programs and initiatives, what support the Trump administration would have for any potential changes to such legislative programs and initiatives in the U.N. or Congress and what the impact of any such changes might be.

Legislation or regulations that impose, or could potentially impose, restrictions, caps, taxes or other controls on energy use, packaging and waste, sustainable value chain practices, animal health and welfare and water use may have a material adverse effect on our results of operations. Such restrictions, caps, taxes or other controls may also increase the operating costs of our various vendors, which in turn could increase our cost of doing business or impact our revenues, and if we fail to comply with such regulations, we could be subject to fines, enforcement actions or litigation and experience reputational damage. Additionally, if our various vendors are unable or unwilling to comply with providing us the necessary greenhouse gas, social or other information or packaging and waste data required by legislative or regulatory actions, we could be subject to regulatory actions if we are found to not have satisfied such regulatory requirements, and our associated cost of disclosure, our overall financial results as a result of strained relationships with our customers and vendors, or our reputation may be materially adversely affected. In addition, our revenues could decrease if we are unable to meet customer sustainability requirements or competitive pressures to source products that are, or are perceived as sustainable. These additional costs, changes in operations or loss of revenues may have a material adverse effect on our business and results of operations.

Additionally, our failure or perceived failure to meet our ESG goals and targets, or our failure or perceived failure to meet regulatory requirements or the expectations of non-governmental organizations, investors, employees, business affiliates, customers or other stakeholders could lead to fines, litigation, loss of business relationships, decreased customer loyalty, reputational damage, reduced demand for our products and other negative impacts on our business and operations.

Our subsidiaries and business affiliates conduct their businesses under highly competitive conditions. Although QVC is one of the nation’s largest home shopping networks, it has numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, and Internet retailers. In addition, QVC competes with other televised shopping retailers, such as ShopHQ and JTV (Jewelry Television) in the U.S., Shop Channel in Japan, HSE 24 in Germany, GM24 in Italy, and Ideal World in the U.K., infomercial retailers, Internet retailers, including livestream shopping retailers and platforms, and mail-order and catalog companies. QVC also competes for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Similarly, CBI competes with e-commerce businesses such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers such as Target Corporation and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc. CBI also competes with other mail-order and catalog companies. Competition is characterized by many factors, including assortment, advertising, price, quality, services, accessibility, the attractiveness and ease of use of digital platforms, cost and speed of options for delivery, reputation and credit availability, as well as the financial, technical and marketing expertise of competitors. For example, many of our businesses’ competitors have greater resources, longer histories, more customers and greater brand recognition than our businesses do, and competitors may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. In addition, many retailers, especially online retailers with whom our subsidiaries and business affiliates compete, are currently offering customers more competitive shipping and returns terms than QVC, including faster delivery and free or discounted shipping and returns. As a result of these practices, our subsidiaries and business affiliates may experience further competitive pressures to attract customers and/or to change their shipping and returns programs in order to retain existing customers. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Such business combinations or alliances may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. This may cause QVC’s customers to elect to purchase products from a competitor that they would have historically purchased from QVC, resulting in less revenue to QVC. If our subsidiaries and business affiliates do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.

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

In addition, many retailers, especially online retailers with whom our subsidiaries and business affiliates compete, are currently offering customers more competitive shipping and returns terms, including faster delivery and free or discounted shipping and returns. As a result of these practices, our subsidiaries and business affiliates may experience further competitive pressures to attract customers and/or to change their shipping and returns programs in order to retain existing customers. Our subsidiaries and business affiliates ability to be competitive on delivery times and shipping costs depends on many factors, and their failure to successfully manage these factors and offer competitive shipping terms could negatively impact the demand for their products and our profit margins.

The sales and operating results of our businesses depend on their ability to attract new customers, retain existing customers and predict or respond to consumer preferences. In an effort to attract and retain customers, these businesses engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources. For example, QVC and CBI have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in connection with the growth and maintenance of their brands generally, as well as in the continuing efforts of their businesses to increasingly engage customers through digital content (including through streaming and social media), and digital marketing. These initiatives, however, may not resonate with existing customers or consumers generally or may not be as cost-effective as traditional television advertising. In addition, costs associated with the production and distribution of television programming and digital content (in the case of QVC), paper and printing costs for catalogs (in the case of CBI) and costs associated with digital marketing, including marketing on third-party platforms such as Alphabet, Meta, TikTok, Roku and Amazon Fire, have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue. These companies also continuously develop new retail concepts and adjust their product mix in an effort to satisfy customer demands. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse effect on the businesses of these subsidiaries and business affiliates. Consumer spending may be affected by many factors outside of their control, including competition from store-based retailers, mail-order and third-party Internet companies, consumer confidence and preferences, and general economic conditions.

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

The increasing number of companies offering streaming services, including some with exclusive high-quality original video programming, as well as programming networks offering content directly to consumers over the internet, has increased the number of entertainment choices available to consumers, which has intensified audience fragmentation. The increase in entertainment choices adversely affects the viewership of QVC’s programming. Although QVC has secured the placement of its streaming service and primary channels on most major streaming platforms (such as Samsung, Roku, Amazon, Vizio and LG), it faces the risk that it may be unable to maintain its current placements, obtain new placements as new platforms develop or optimize consumer discovery.

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

Any continued or permanent inability of QVC to transmit its programming via satellite would result in lost revenue and could result in lost customers. QVC continues to utilize geo-stationary orbital satellites for the transmission of its television programming signals to its video programming distributors which rely upon satellite earth stations for their operations. The success of our subsidiary QVC is dependent upon its continued ability to transmit its television programming signals to video programming service providers from its satellite uplink facilities, and for QVC’s distributors to continue to receive its programming at its satellite earth station downlink facilities. These transmissions are subject to FCC regulation and compliance with U.S. and foreign regulatory requirements in QVC’s international operations. In most cases, QVC has entered into long-term satellite transponder leases to provide for continued carriage of its programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying its programming. Although QVC believes that it takes reasonable and customary measures to ensure continued satellite transmission capability and that these international transponder service agreements can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if QVC is not able to successfully negotiate renewals or replacements of any of its expiring transponder service agreements in the future.

Our subsidiaries offer their installment payment option on most of their merchandise and, in certain circumstances offer it as the default payment option. The failure of our subsidiaries, QVC U.S., QVC International and HSN, to effectively manage their installment sales plans and revolving credit card programs as applicable, could negatively impact our results of operations. QVC offers an installment payment option in all of its markets other than Japan, which is available on certain merchandise it sells. This installment payment option is called “Easy-Pay” at QVC U.S. and in the U.K., “Q-Pay” in Germany and Italy, and “Flex-Pay” at HSN. QVC’s installment payment option is currently offered on most of its merchandise and for QVC U.S. website and mobile sales, is set as the default payment option on all products on which it is offered. Full payment for merchandise at the time of sale would require the customer to affirmatively change to that option. QVC’s installment payment option, when offered, allows customers to pay for certain merchandise in multiple interest-free monthly installments. When the installment payment option is offered by QVC U.S. and QVC International and elected by the customer (or if the customer inadvertently purchases merchandise using the installment payment option because it was the default payment option), the first installment is typically billed to the customer’s credit or debit card upon shipment. Generally, the customer’s credit or debit card is subsequently billed in additional monthly installments until the total purchase price of the products has been billed. QVC U.S. and QVC International cannot predict whether customers will pay their installments when due or at all, regardless of whether the customer would have preferred to pay in one lump-sum but did not opt out of the installment payment option. Accordingly, QVC maintains an allowance for customer bad debts arising from these late and unpaid installments. This provision for customer bad debts is provided as a percentage of accounts receivable based on QVC’s historical experience in the period of sale and is included within selling, general and administrative expense (“SG&A”). To the extent that customers elect installment payment options at greater rates, or to the extent the number of customers failing to opt out of the default installment payment option increases, QVC would be required to maintain a greater allowance for customer bad debt and to the extent that installment payment option losses exceed historical levels, our and QVC’s results of operations may be negatively impacted.

Most major retailers either directly or through third parties offer some form of Buy Now Pay Later (“BNPL”) financing arrangements, typically through a digital user account, which allow the customer to access credit on a repeated basis. Recently, in the U.S., the Consumer Financial Protection Bureau (the “CFPB”) indicated that these BNPL financing arrangements meet the criteria for credit card providers under the Truth in Lending Act (“TILA”). However, QVC and HSN do not utilize digital user accounts for either Easy Pay or FlexPay, and therefore have taken the position that CFPB’s interpretive rule does not apply to our practices. Easy Pay and FlexPay are available to any qualified consumer who is purchasing from QVC and HSN, with or without a QVC or HSN customer account, and offered on a one-time basis that does not enable a consumer to access future credit. Although we believe this most recent guidance does not impact our practices, we cannot predict future scrutiny by the CFPB or changes to existing laws and regulations or their interpretation, or the adoption of new laws or regulations, which could require mandatory changes to our installment payment options. Implementing these changes may increase our costs to maintain our installment payment options and may make our installment payment options less desirable to our customers which could lead to a decline in sales; additionally, failure to comply with these laws and regulations could result in the imposition of fines and penalties, any of which could have an adverse effect on our results of operations.

In addition, QxH has agreements with a large consumer financial institution (the “Bank”) pursuant to which the Bank provides revolving credit directly to U.S. customers for the sole purpose of purchasing merchandise from QVC with a private label credit card (for QVC U.S. the “Q Card” and for HSN the “HSN Credit Card”). We cannot predict the extent to which QVC’s customers will use the Q Card or the HSN Credit Card, nor the extent that they will make payments on their outstanding balances, especially during periods of high economic uncertainty or in response to inflationary pressures. As QVC receives a portion of the net economics from the credit card program, the ability of customers to make payments on their outstanding balances due to circumstances related to economic uncertainty or inflationary pressures could result in reduced private label credit card income to QxH from the Bank. Additionally, in March 2024, the CFPB issued a final rule limiting credit card penalty fees, which was stayed pending ongoing litigation, and proposed regulations limiting late fees on credit card payments could also result in reduced private label credit card income to QxH from the Bank.

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

Natural disasters, political crises, and other catastrophic events or other events outside of our control, including climate change, may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects. Our businesses operate regional headquarters and administrative offices, distribution centers and contact centers worldwide. If any of these facilities or the facilities of our businesses’ vendors or third-party service providers are affected by natural disasters (such as fires, earthquakes, hurricanes, tsunamis, power shortages or outages, floods or monsoons), public health crises (including COVID-19 and its variants or future pandemics or epidemics), political crises (such as terrorism, war, geopolitical tension, political instability, insurrections or other conflict), or other events outside of our businesses’ control, including climate change, our businesses, financial condition and results of operations could be materially adversely affected. Although our businesses maintain property, general liability and business interruption insurance coverage, it may not be applicable to, or sufficient to cover, all claims, costs, and damages. In December 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina, during which one contractor lost his life. Rocky Mount was QVC’s second-largest fulfillment center processing 25% to 30% of volume for QVC U.S. and also served as QVC U.S.’s primary returns center for hard goods. QVC sold the Rocky Mount facility in 2023 and as a result, is making investments to increase throughput. Inbound deliveries and customer returns that were previously sent to the Rocky Mount facility are now routed through other distribution facilities within QVC’s distribution network and to third-party logistic service providers.

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

Our business, key financial and operating metrics, and results of operations have been, and may in the future be, negatively impacted by a pandemic or epidemic, such as COVID-19.  The COVID-19 pandemic resulted in significant disruption to the global economy and negatively impacted us and our operations, including as a result of a range of negative effects on QVC’s supply chain due to factory closures, shipping and trucking delays and labor shortages, as well as product shortages. In addition, QVC experienced material negative impacts to its financial results as a result of COVID-19 and the resulting economic disruption, including to its capital and liquidity, decreases in the disposable income of existing and potential new customers, heightened inflation, increased currency volatility resulting in adverse currency rate fluctuations and higher interest rates.

It is unclear whether and to what extent a future pandemic or epidemic could impact QVC’s financial condition and results of operations. If QVC’s manufacturers and vendors are unable to meet QVC’s supply needs in a timely manner, or at all, QVC may be required to shift product promotion to items which are available, but possibly not in demand, which could have a negative impact on sales. Delays by manufacturers and vendors as a result of a future pandemic or epidemic could also result in delays to delivery dates to QVC’s customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices and ultimately, termination of customer relationships. QVC cannot be certain that it would be able to identify alternative sources for its products without delay or without greater cost to QVC.

Additionally, a future pandemic or epidemic may adversely impact QVC’s ability to comply with various legal and contractual obligations and may expose it to increased litigation, including labor and employment claims, breach of contract claims and consumer claims by its customers. QVC’s insurance coverage may not be applicable to, or sufficient to cover, all claims, costs, and damages it may incur as a result of a future pandemic or epidemic, which would result in QVC bearing such costs and could have a material adverse effect on its business, financial condition and results of operations.

There can be no assurance that the future occurrence of a pandemic or epidemic will not result in recession in the U.S. and other major global economies and QVC anticipates its businesses and operations would be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

For example, for the year ended December 31, 2024, the Company identified impairments for the QxH reporting unit related to the QVC and HSN tradenames and goodwill. As previously reported in the years ended December 31, 2023 and 2022, we recorded impairments for the QxH reporting unit goodwill and the HSN tradename and goodwill, respectively.

Additionally, recent business trends and global economic conditions may continue to make it a challenge for our reporting units to be able to realize their current long-term forecast. The Company will continue to monitor its reporting units’ current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including goodwill and trademarks) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material, and we could be required to record additional impairment charges on our goodwill or other identifiable intangible assets in the future, which could result in reductions to stockholders’ equity and material non-cash charges to our earnings and may negatively impact our stock price and financial condition.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties. Our businesses use third-party social media platforms as, among other things, selling and marketing tools. Many of our businesses’ products are endorsed by celebrities, designers and other well-known personalities and influencers, and in the case of QVC, often join QVC’s presenters on its live programming and provide lead-in publicity on their own social media pages, websites and other customer touchpoints. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, our businesses must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If our businesses are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms our businesses use change their policies or algorithms, our businesses may not be able to fully optimize such platforms, and our businesses ability to maintain and acquire customers and our financial condition may suffer.

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, they can be subject to disruptions for reasons beyond our control. For example, lawmakers in the U.S., Europe and Canada have recently escalated efforts to restrict access to TikTok. On April 24, 2024, President Biden signed a bill to either force a sale of TikTok by its Chinese owner, ByteDance, or institute a ban on the app in the U.S. The deadline for a sale or a shutdown of operations was January 19, 2025, and although the deadline has been extended by President Trump, TikTok experienced a temporary shutdown of its operations. Individual states, governmental bodies and institutions have also voiced concerns that TikTok poses a national security threat and have pursued similar prohibitions. The failure by our businesses, their employees, or their network of celebrities, designers and other well-known personalities and influencers to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, litigation, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

Although our businesses require the influencers they retain to agree to comply with their terms and conditions, as well as applicable laws, regulations, guidelines, and other requirements applicable to the activities of our influencers, our businesses do not specifically prescribe what their influencers post. Other influencers who make claims or statements about their products may be subject to terms and conditions of social media platforms instead of our businesses’ terms and conditions. In some cases, we may ask an influencer to edit or remove unsubstantiated claims or statements that could be misleading to our consumers. However, if we were held responsible for the content of their posts or their actions or for the content or actions of other influencers, we could be fined or forced to alter our practices, which could have an adverse impact on our business.

Negative commentary regarding our businesses, their products or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our and our businesses’ reputations or business. Influencers with whom our businesses maintain relationships, or who otherwise promote our businesses’ products through a separate relationship with a social media platform, could engage in behavior or use their platforms to communicate directly with customers in a manner that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us and our businesses. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.

Risks Related to Technology and Information Security

Rapid technological advances could render the products and services offered by our subsidiaries and our business affiliates obsolete or non-competitive. Our subsidiaries and business affiliates must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their products and services. As their operations grow in size and scope, our subsidiaries and business affiliates must continuously improve and upgrade their systems and infrastructure while maintaining or improving the reliability and integrity of their systems and infrastructure. These subsidiaries and business affiliates must be able to incorporate new technologies into their products and services in order to address the needs of their customers. The use of alternative platforms such as mobile and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter their markets due to lower up-front technology costs. There can be no assurance that our subsidiaries and business affiliates will be able to compete with advancing technology or be able to maintain existing systems or replace or introduce new technologies and systems as quickly as they would like or in a cost-effective manner, and any failure to do so could result in customers seeking alternative products or service providers, thereby adversely impacting our revenue and operating income.

Our e-commerce businesses could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as their inability to monetize the resulting web traffic. The success of our online commerce businesses and our online marketing efforts depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from various digital marketing channels that charge a fee. Third-party digital platforms, such as Google and Facebook, frequently update and change the logic that determines the placement and display of results of a user’s search, or advertiser content, such that the purchased or algorithmic placement of advertisements or links to the websites of our online commerce businesses can be negatively affected. If a major search engine or third-party digital platform changes its algorithms in a manner that negatively affects their paid advertisement distribution or unpaid search ranking, the business and financial performance of our online commerce businesses would be adversely affected, potentially to a material extent. Additionally, mobile application distribution platforms, such as Apple’s App Store and the Amazon Appstore for Android, may require that third party digital platforms and e-commerce companies present users with an option where the user chooses to opt-in or opt-out of tracking technology used by these third party digital platforms or included in mobile applications. To the extent that users opt-out of tracking technology used by third party digital platforms on which our online commerce businesses advertise or users of our online commerce businesses’ applications opt-out of tracking technology included in our online commerce businesses’ applications, the ability to monitor and improve customer experience and track the effectiveness of our online commerce businesses’ digital marketing strategies would be adversely impacted. Furthermore, the failure of our online commerce businesses to successfully manage their digital marketing strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if they were to replace free traffic with paid traffic. Even if our online commerce businesses are successful in generating a high level of website traffic, no assurance can be given that our online commerce businesses will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on their sites. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. Globally, the cost of digital marketing has increased significantly, and no assurance can be given that the fees our businesses pay to third-party digital platforms will not exceed the revenue generated by their visitors. The increasing costs of digital marketing may require that we find more cost-effective ways of reaching and retaining consumers, such as through the use of social media and influencers, which may not be as effective as the current methods of digital marketing. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results.

System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiary QVC and our other online commerce and catalog businesses may adversely affect their ability to, as applicable, operate their businesses, transmit their television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. The success of our subsidiaries and business affiliates depends, in part, on their ability to maintain the integrity of their transmissions, systems and infrastructures, including the transmission of television programs (in the case of QVC), as well as their websites, information and related systems, contact centers and fulfillment facilities. These subsidiaries and business affiliates may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent them from transmitting their signals or efficiently providing services or fulfilling orders, as the case may be. QVC relies on legacy systems that are often difficult to update and maintain. As a result, QVC maintains an ongoing process of implementing new technology systems and upgrading others. The failure to properly implement new systems, delays in implementing new systems or failing to integrate new systems with our legacy systems could impair the ability of our subsidiaries and business affiliates to provide services and content, fulfill orders and/or process transactions. Each of QVC and CBI also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of its respective signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in its signal transmissions, systems and infrastructures, or any deterioration in the performance of these transmissions, systems and infrastructures, could impair its ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, public health crises (such as pandemics and epidemics) acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause transmission or system interruption, delays and loss of critical data, and could prevent our subsidiaries and business affiliates from providing services, fulfilling orders and/or processing transactions. While our subsidiaries and business affiliates have backup systems for many aspects of their operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all possible scenarios. In addition, some of our subsidiaries and business affiliates may not have adequate insurance coverage to compensate for losses from a major interruption.

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements and policies or differing views of personal privacy rights. In the processing of consumer transactions and managing their employees, our businesses receive, transmit and store a large volume of personal identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personal information and user data, as well as emerging regulations governing the development, marketing and use of artificial intelligence to the extent it is used for processing, storing, sharing or using personal information. Specifically, personal information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy and provide consumers more control of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in 2015 invalidated the U.S.-E.U. Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The E.U.-U.S. Privacy Shield, which replaced the U.S.-E.U. Safe Harbor Framework, and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of standard contractual clauses (“SCCs”) - another key mechanism to allow data transfers between the U.S. and the E.U.

The European Commission adopted revised SCCs on June 4, 2021. In October 2024, the European Commission announced a consultation regarding new SCCs, which may be adopted in final form in 2025. In March 2022, the U.S. and the European Commission announced a new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield. On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF and the E.U. formally adopted the adequacy decision on July 10, 2023. The U.S. and the E.U. implemented the DPF in July 2023. Further, the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. The timing of enactment of the E.U.’s proposed ePrivacy Regulation, which, among other things, would adopt additional regulation of “cookies” and other Internet tracking tools, is uncertain.

Following the U.K.’s withdrawal from the E.U. (“Brexit”), on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area. As a result, personal data transfers from the E.U. to the U.K. may continue without a new data transfer framework. California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued draft implementing regulations and guidance regarding the CCPA and undertook enforcement actions in 2024 regarding violations of the law. In November 2020, California voters approved the California Privacy Protection Agency (“CPRA”), which amends and expands the CCPA and establishes the California Privacy Protection Agency (“CPPA”) to implement and enforce consumer privacy laws. Regulations under the CPRA became effective in March 2023. The CPPA also proposed new regulations in November 2024 that would require companies to conduct risk assessment, annual cybersecurity audits and set up notice and opt-out and access procedures for the use of automated decision making technology. These proposed new requirements could increase our costs of compliance and impact our operations and the products and services we offer.

Since the enactment of the CCPA, the following 19 additional states have enacted comprehensive privacy legislation: Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia. In addition to broad consumer privacy laws, states are enacting and may continue to enact sectoral-specific privacy laws focused on health data, data about people under the age of 18, biometric data, the use of algorithms by organizations, and other matters. In addition to the increasing adoption of privacy laws by governments, other platforms where we operate (including social media platforms) may have separate policies that limit our use of personal information that we collect through our operations on such platforms, either now or in the future. Private litigants are also using federal and state laws to pursue litigation related to the use of personal data, video content, chat tools and other communication tools, and trackers commonly used by organizations in the operation of consumer-facing websites and applications. QVC’s and CBI’s failure, and/or the failure by the various third party vendors and service providers with which QVC and CBI do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or changes in the policies of third party platforms where our businesses conduct business, or any compromise of security that results in the unauthorized release of personal information or other user data could damage QVC’s and CBI’s reputations and the reputation of their third party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, and/or results in limits on our businesses’ personal information they used in the operation of their business, any one or all of which could adversely affect QVC’s and CBI’s business, financial condition and results of operations and, as a result, our Company. In addition, we, our subsidiaries or our business affiliates may not have adequate insurance coverage to compensate for losses.

Our businesses may experience difficulty in the ongoing development, implementation and customer acceptance of applications for personal electronic devices, which could harm their business. Although our online commerce businesses have developed services and applications to address user and consumer interaction with website content on personal electronic devices, such as smartphones and tablets, the ways in which consumers use or rely on these personal electronic devices is continually changing. If the services or applications we develop in response to changes in consumer behavior are defective, unstable or viewed as ineffective by consumers, our online commerce businesses may experience difficulty attracting and retaining traffic and, in turn, advertisers, on these platforms. Any failure to attract and retain traffic on these personal electronic devices could materially adversely affect the financial performance of our online commerce businesses and, as a result, adversely affect our financial results. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our online commerce businesses’ offerings for use on these alternative devices, and our online commerce businesses may need to devote significant resources to the creation, support, and maintenance of their services on such devices. To the extent that revenue generated from advertising placed on smartphone computing devices becomes increasingly important to their businesses and they fail to adequately evolve and address this market, their business and financial performance could be negatively impacted.

Our businesses and information systems are subject to cybersecurity risks, including cybersecurity threats and cybersecurity incidents. Through their operations, sales, marketing activities, and use of third-party information, our businesses collect and store certain non-public personal information that customers provide to purchase products, enroll in promotional programs, register on websites, or otherwise communicate with them. This may include demographic information, phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. Our businesses also gather and retain information about employees and job applications in the normal course of business. Our businesses may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of their business. In addition, our businesses’ online operations depend upon the transmission of confidential information over the Internet, such as information permitting cashless payments. Like many e-commerce companies, we frequently encounter unauthorized parties attempting to gain access to our businesses’ or our businesses’ vendors’ information systems by, among other things, hacking those systems, through fraud or other means of deceiving our businesses’ employees, partners or vendors, or burglaries. We also face cybersecurity risks from errors by our or our vendors’ employees, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in disruption of services or persons obtaining unauthorized access to our businesses’ data. Third party service providers, such as telecommunications and cloud services providers, have been subject to increasing cyberattacks from state-sponsored threat actors that could materially impact our information systems and operations. Additionally, as a result of the increased number of employees working remotely, and our businesses’ vendors or our businesses’ partners working remotely increases our vulnerability to cybersecurity incidents and attacks and other security threats, including attempts by certain persons to obtain employment using falsified identities with our businesses or with third parties who provide goods and services to our businesses. The techniques used to gain access to our businesses’ or our businesses’ vendors’ information systems, our businesses’ data or customers’ data, disable or degrade service, or sabotage systems are constantly evolving and continue to become more sophisticated and targeted, may be difficult to detect quickly, and often are not recognized until launched against a target. Further, the use of AI and machine learning by cybercriminals may increase the frequency and severity of cybersecurity attacks against our businesses or our suppliers, vendors and other service providers. Increasingly, unauthorized parties are exploiting access they gain to third party vendors to target companies that do business with these vendors, which may include third party vendors with whom we do business. Our businesses have implemented measures and processes intended to secure their information systems and prevent disruptions in services or unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cybersecurity threats or cybersecurity incidents, information system compromises or misuses of data. Although we have not detected a material security breach or other cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. Any disruptions of our information systems or misappropriation or misuse of customer, employee or other personal information, whether at our businesses’ or any of our businesses’ vendors, could cause interruptions in the operations of our businesses and subject them to increased costs, fines, litigation, regulatory actions and other liabilities. Security breaches and other cybersecurity incidents could also significantly damage their reputation with their customers and third parties with whom they do business, which could result in lost sales and customer and vendor attrition. Our businesses continue to invest in new and emerging technology and other solutions to protect their retail commerce websites, mobile commerce applications and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. If our businesses are unable to maintain the security of their retail commerce websites and mobile commerce applications, they could suffer loss of sales, reductions in traffic, damage to our reputation, loss of consumer confidence, diversion of management attention, and deterioration of their competitive position and incur liability for any damage to customers whose personal information is accessed without authorization or claims, investigations, penalties and fines imposed by governmental regulators. Our businesses may be required to expend significant additional capital and other resources to protect against and remedy any potential or existing security breaches and their consequences, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. Our businesses also face similar risks associated with security breaches and other cybersecurity incidents affecting third parties with which they are affiliated or otherwise conduct business. The loss of confidence in and damage to the reputation of our online commerce businesses resulting from any such cybersecurity incidents, such as security breaches or identity theft, could adversely affect the business, financial condition and results of operations of our online commerce businesses and, as a result, our Company.

Risks Related to Our Businesses’ Facilities and Third Party Suppliers and Vendors

Our programming and online commerce businesses rely on distribution facilities to operate their business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into their operations, could have a material adverse impact on their business. Our programming and online commerce businesses operate a limited number of distribution facilities worldwide. Their ability to meet the needs of their customers depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, these businesses could suffer a substantial loss of inventory and disruptions of deliveries to their customers. For example, any future pandemic or epidemic in the areas where these distribution facilities are located, or if these businesses are unable to adequately staff the distribution facilities to meet demand in the future, or if the cost of such staffing is higher than historical or projected costs due to wage increases, labor shortages, regulatory changes, or other factors, could harm our operating results. In addition, they could incur significantly higher costs and longer lead times associated with the distribution of their products during the time it takes to reopen or replace the impacted facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, financial condition and operating results. Although our businesses maintain property, general liability and business interruption insurance coverage, it may not be applicable to, or sufficient to cover, all claims, costs, and damages. In addition, these businesses have been implementing new warehouse management systems to further support their efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in new distribution environments and implementing new warehouse management systems, including operational difficulties that may arise with such transitions. Our businesses may experience shipping delays should there be any disruptions in their new warehouse management systems or warehouses themselves.

In December 2021, QVC’s distribution facility located in Rocky Mount, North Carolina suffered significant fire damage. Rocky Mount was QVC’s second largest distribution facility and processed most of its returned merchandise. In February 2023, QVC sold the Rocky Mount facility to a third party. Order fulfilment, inbound deliveries and customer returns that were previously handled at the Rocky Mount facility are now routed through other distribution facilities within QVC’s distribution network and, to a lesser extent, third party logistic service providers. Future disruptions or delays as a result of shifting capacity or failing to maintain arrangements with its third party logistic service providers could cause disruptions to QVC’s order fulfillment process, causing delays in delivering product to customers which would result in lost sales, strain its relationships with customers, and cause harm to its reputation, any of which could have a material adverse impact on its business, financial condition and operating results.

Our home television and online commerce businesses rely on independent shipping companies to deliver the products they sell. Our home television and online commerce businesses rely on third party carriers to deliver merchandise from vendors and manufacturers to them and to ship merchandise to their customers. As a result, they are subject to carrier disruptions and delays due to factors that are beyond their control, including employee strikes, labor shortages, inclement weather and regulation and enforcement actions by customs agencies. For example, as a result of COVID-19 many consumers significantly increased their use of e-commerce which resulted in a significant increase in the volume of packages handled by third-party carriers, including those our businesses rely on, which result in delayed merchandise and cause our businesses’ customers to experience delays in their order delivery. Any failure to deliver products to their customers in a timely and accurate manner may damage their reputation and brand and could cause them to lose customers. Enforcement actions by customs agencies can also cause the costs of imported goods to increase, negatively affecting profits. These businesses are also impacted by increases in shipping rates charged by third party carriers, which over the past few years have increased significantly in comparison to historical levels, and it is currently expected that shipping and postal rates will continue to increase. In the case of deliveries to customers, in each market where they operate, they have negotiated agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates. If any of these relationships were to terminate or if a shipping company is unable to fulfill its obligations under its contract for any reason, these businesses would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates. Other potential adverse consequences of changing carriers include delays in order processing and product delivery, and reduced shipment quality, which may result in damaged products and customer dissatisfaction. Additionally, as a result of recent acts of violence against commercial container ships in the Red Sea, QVC’s carriers have experienced longer shipping times and increased freight costs. Although these disruptions have not yet had a material impact on QVC’s business, its carriers may experience further delays or rescheduled deliveries or further increases in freight costs, which would adversely impact its business. Any increase in shipping rates and related fuel and other surcharges passed on to these businesses by their current carriers or any other shipping company would adversely impact profits, given that these businesses may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.

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

The seasonality of certain of our businesses places increased strain on their operations. The net revenue of our home television and online commerce businesses in recent years indicates that these businesses are seasonal due to a higher volume of sales in certain months or calendar quarters or related to particular holiday shopping. For example, in recent years, QVC has earned, on average, between 22% and 24% of its global revenue in each of the first three quarters of the year and 30% in the fourth quarter of the year. Similarly, our subsidiary CBI experiences higher sales volume during the second and fourth quarters of the year. If the vendors for these businesses are not able to provide popular products in sufficient amounts (for example, due to the loss of inventory, illness or absenteeism of our businesses’ or our businesses’ vendors’ workforces, impaired financial conditions, public health crises (such as pandemics and epidemics) or other reasons) such that these businesses fail to meet customer demand, it could significantly affect their revenue and future growth. If too many customers access the websites of these businesses within a short period of time due to increased demand, our businesses may experience system interruptions that make their websites unavailable or prevent them from efficiently fulfilling orders, which may reduce the volume of goods they offer or sell and the attractiveness of their products and services. In addition, they may be unable to adequately staff their fulfillment networks and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. Risks described elsewhere in this Part I, Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand. To the extent these businesses pay for holiday merchandise in advance of certain holidays (e.g., in the case of QVC, in August through November of each year), their available cash may decrease, resulting in less liquidity. QVC has limited availability under its revolving credit facility (as discussed in note 6 of the accompanying consolidated financial statements) (the “Credit Facility”) and may not be able to access financing to the extent its cash balance is impaired. QVC may be unable to maintain a level of cash sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.

Risks Related to Management and Key Personnel

The success of our home television and online commerce businesses depends in large part on their ability to recruit and retain key personnel capable of executing their unique business models. Our home television and online commerce subsidiaries and business affiliates have business models that require them to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet. We cannot assure you that if these subsidiaries and business affiliates experience turnover of these key employees they will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited. Additionally, although our home television and online commerce subsidiaries are working to provide an effective and engaging workplace, with more employees working remotely, it is increasingly challenging to keep employee engagement and productivity high and has led to competition for talent with companies with whom we have not historically competed.

We have overlapping directors and officers with LMC, TripAdvisor Holdings and Liberty Broadband, which may lead to conflicting interests. As a result of certain transactions that occurred between 2011 and 2014 that resulted in the separate corporate existence of our Company, LMC, TripAdvisor Holdings and Liberty Broadband, most of the executive officers of QVC Group also serve as executive officers of LMC, TripAdvisor Holdings and Liberty Broadband and there are overlapping directors. None of LMC, TripAdvisor Holdings or Liberty Broadband has any ownership interest in any of the others. Our executive officers and the members of our Board of Directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at LMC, TripAdvisor Holdings or Liberty Broadband or any other public company have fiduciary duties to that company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. For example, there may be the potential for a conflict of interest when our Company, LMC, TripAdvisor Holdings or Liberty Broadband looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of our Company's directors and officers own LMC, TripAdvisor Holdings and/or Liberty Broadband stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company, LMC, TripAdvisor Holdings and/or Liberty Broadband. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband and TripAdvisor Holdings has renounced its rights to certain business opportunities and their respective restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including LMC, TripAdvisor Holdings and Liberty Broadband, as the case may be) instead of the respective company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with LMC, TripAdvisor Holdings, Liberty Broadband and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our Company, LMC, TripAdvisor Holdings or Liberty Broadband or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Risks Related to Economic Conditions

Certain of our subsidiaries and business affiliates have operations outside of the U.S. that are subject to numerous operational and financial risks. Certain of our subsidiaries and business affiliates have operations in countries other than the U.S. that are subject to the following risks inherent in international operations:

●	fluctuations in currency exchange rates;
●	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;
●	recessionary conditions and economic instability may affect overseas markets;

●	inflationary pressures, such as those the market is currently experiencing, which have increased, and may in the future increase the costs of the products our businesses sell, as well as the shipping and delivery of these products;
●	limited ability to repatriate funds to the U.S. at favorable tax rates;
●	potentially adverse tax consequences;
●	export and import restrictions, changes in tariffs, trade policies and trade relations;
●	disruptions to international shipping and supply chains;
●	increases in taxes and governmental royalties and fees;
●	the ability to obtain and maintain required licenses or certifications, such as for web services and electronic devices, that enable us to operate our businesses in foreign jurisdictions;
●	changes in foreign and U.S. laws, regulations and policies that govern operations of foreign-based companies;
●	changes to general consumer protection laws and regulations;
●	difficulties in staffing and managing international operations as a result of distance, language and cultural differences; and
●	threatened and actual terrorist attacks, political unrest in international markets and ongoing military action around the world that may result in disruptions of service that are critical to QVC’s international businesses.

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

Weak and uncertain economic conditions worldwide may reduce consumer demand for our businesses’ products and services. Prolonged economic weakness and uncertainty in various regions of the world in which our subsidiaries and business affiliates operate has adversely affected, and could in the future adversely affect, demand for our businesses’ products and services since a substantial portion of our businesses’ revenue is derived from discretionary spending by individuals, which typically falls during times of inflation, recession and economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate, customers of our subsidiaries and business affiliates may respond by suspending, delaying, or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect our revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. We currently are unable to predict the extent of any of these potential adverse effects.

Uncertainty and increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our businesses. Interest rates rose substantially from 2023 to 2024, remained level through most of 2024 and decreased slightly through the end of 2024. There is currently uncertainty regarding whether interest rates will increase or decrease in 2025. Interest rates may rise in the future, and an increase in interest rates could increase our operating costs by increasing the cost of shipping, materials for our products, and/or labor. If competitive pressures or other economic factors prevent us from offsetting such increased costs by raising prices, our ability to increase or maintain revenue may be negatively impacted. In addition, uncertainty or an increase in interest rates could reduce consumer confidence, discretionary spending by individuals and adversely affect market demand for our products, which could materially adversely affect our businesses, financial condition and results of operations.

Significant developments stemming from U.S. and international trade policy with China, including in response to forced labor and human rights abuses in China, may adversely impact our businesses and operating results. The imposition of any new or additional U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our businesses’ ability to meet customer demand and could result in lost sales or an increase in our businesses’ cost of merchandise, which would have a material adverse impact on our businesses and results of operations. President Trump has raised the possibility of significantly increasing tariffs on goods imported into the United States, particularly from China, which if implemented, could adversely affect our businesses’ business and results of operations because they sell imported products, and the cost of our businesses’ merchandise would likely increase. On February 1, 2025, President Trump imposed an additional 10% tariff on imports from China.

Recently there have been heightened tensions in relations between Western nations and China. For example, on December 23, 2021, President Biden signed the Uyghur Forced Labor Prevention Act (the “UFLPA”) into law, which is intended to address the use of forced labor in China’s Xinjiang Uyghur Autonomous Region (“XUAR”). Among other things, the UFLPA imposes a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor. The Forced Labor Enforcement Task Force (“FLETF”) maintains a UFLPA Entity List to identify entities subject to the UFLPA’s rebuttable presumptive ban as well. As January 15, 2025, the total number of listed entities is 144. The UFLPA took effect on June 21, 2022, and may increase the risk of delay of goods, inventory shortages and lost sales. Before enactment of the UFLPA, the U.S. Customs and Border Protection (“CBP”) issued a region-wide withhold release order (“WRO”), effective January 13, 2021, pursuant to which the CBP will detain cotton products produced in the XUAR. The WRO applies to, among other things, cotton grown in the XUAR and to all products made in whole or in part using such cotton, regardless of where the downstream products are produced, and importers are responsible for ensuring the products they are attempting to import do not exploit forced labor at any point in their supply chain, including the production or harvesting of the raw material. Enforcement of the WRO has been superseded by the UFLPA rebuttable presumption. Additionally, the U.S. Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although our businesses do not knowingly do business with XPCC, our businesses could be subject to penalties, fines or sanctions if any of the vendors from which they purchase goods is found to have dealings, directly or indirectly with XPCC or entities it controls. Even if our businesses were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, our businesses’ reputations could be damaged.

Other countries and jurisdictions have issued or may be considering similar measures. For example, on January 12, 2021, the Foreign Secretary of the U.K. announced a package of measures to help ensure that British organizations, whether public or private sector, are not complicit in, nor profiting from, the human rights violations in XUAR. On September 14, 2022, the European Commission issued its legislative proposal to ban the marketing of goods made with forced labor and the Council of the E.U. formally approved the proposal on November 19, 2024. The new rules, which take effect in December 2027, will apply to both imported goods and goods made in the E.U.

The full potential impact to us of the UFLPA and similar potential legislations in other countries and jurisdictions remains uncertain and could have an adverse effect on our business and results of operations. Our businesses may incur expenses for the review pertaining to these matters and the cost of remediation and other changes to products, processes or sources of supply as a consequence of such verification activities. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our businesses’ vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our businesses’ vendors’ contract manufacturers are located, as well as freight costs from those regions. Fluctuations in wage rates required by legal or industry standards could increase our businesses’ costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our businesses’ profitability and negatively impact our businesses’ sales volume.

Risks Related to Our Indebtedness and Common Stock

Our subsidiary QVC has significant indebtedness, which could limit its flexibility to respond to current market conditions, restrict its business activities and adversely affect its financial condition. As of December 31, 2024, QVC had total secured debt, other than its finance lease obligations, of $3,926 million, consisting of $2,731 million of secured indebtedness under its existing notes and $1,195 million of secured indebtedness under the Credit Facility, in each case, secured by a first priority lien on all shares of its capital stock. There was $1,586 million of unused capacity under the Credit Facility. In addition, QVC had $502 million of operating lease liabilities. QVC may incur significant additional indebtedness in the future. If new indebtedness is added to QVC’s current debt levels, the related risks that it now faces could intensify. The indebtedness of QVC, combined with other financial obligations and contractual commitments, could among other things:

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

In addition, QVC’s bond indentures limit its ability to pay dividends or make other restricted payments if QVC is in default on its senior secured notes or its consolidated leverage ratio is greater than 3.5 to 1.0. In addition, the Credit Facility limits its ability to pay dividends or make other restricted payments if it is in default on the Credit Facility and its consolidated net leverage ratio is greater than 4.0 to 1.0. While QVC’s bond indentures and the Credit Facility credit agreement both allow for unlimited dividends to service our debt so long as there is no default (i.e., no leverage test is needed), QVC will remain limited in its ability to distribute cash to us for other purposes. As of December 31, 2024, QVC’s leverage ratio (as calculated under its senior secured notes) was greater than 3.5 to 1.0 and as a result there are restrictions on QVC’s ability to pay certain dividends or make other restricted payments to us. Consequently, until QVC’s leverage ratio under its senior secured notes is not greater than 3.5 to 1.0, we will not be able to rely on QVC’s cash flow for certain purposes (including to fund acquisitions or our other operational requirements), other than the service of our debt and to pay certain tax obligations related to QVC and its subsidiaries (which payments may be made by QVC to us under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries). While QVC has made significant distributions to us in the past, QVC will be unable to do so in the near term and we may need to obtain other funding sources for certain purposes other than to service our debt or to pay certain tax obligations related to QVC and its subsidiaries. There can be no assurance that we will be able to obtain such alternative funding sources on satisfactory terms or at all.

A substantial portion of our consolidated debt and other liabilities is held above the operating subsidiary level, and we could be unable in the future to obtain cash in amounts sufficient to service those liabilities and our other financial obligations. As of December 31, 2024, our wholly-owned subsidiary LI LLC had $1,570 million principal amount of publicly-traded debt outstanding.  In addition, as of December 31, 2024, we had deferred tax liabilities of $1,136 million related to LI LLC’s exchangeable debentures. LI LLC is a holding company for certain of our subsidiaries and investments, including QVC. Our ability to meet the financial obligations of LI LLC and our other financial obligations will depend on our ability to access cash. Our sources of cash include our available cash balances, net cash from operating activities, dividends and interest from our investments, availability under credit facilities at the operating subsidiary level, monetization of our public investment portfolio and proceeds from asset sales. There are no assurances that we will maintain the amounts of cash, cash equivalents or marketable securities that we maintained over the past few years. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us or LI LLC depends on their individual operating results, any statutory, regulatory or contractual restrictions to which they may be or may become subject and the terms of their own indebtedness, including the Credit Facility and bond indentures. The agreements governing such indebtedness restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners. Neither we nor LI LLC will generally receive cash, in the form of dividends, loans, advances or otherwise, from our business affiliates.

We have disposed of the reference shares underlying the exchangeable debentures of LI LLC, which exposes us to liquidity risk. LI LLC currently has outstanding multiple tranches of exchangeable debentures in the aggregate principal amount of $778 million as of December 31, 2024.  Under the terms of these exchangeable debentures, the holders may elect to require LI LLC to exchange the debentures for the value of a specified number of the underlying reference shares, which LI LLC may honor through delivery of reference shares, cash or a combination thereof. Also, LI LLC is required to distribute to the holders of its exchangeable debentures any cash, securities (other than publicly traded securities, which would themselves become reference shares) or other payments made by the issuer of the reference shares in respect of those shares. The principal amount of the debentures will be reduced by the amount of any such required distributions other than regular cash dividends. LI LLC has disposed of the reference shares underlying these exchangeable debentures.

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

Transactions in our common stock by our insiders could depress the market price of our common stock. Sales of or hedging transactions such as collars relating to our shares by John C. Malone, a director of our Company, Gregory B. Maffei, our Chairman of the Board, or David Rawlinson II, our Chief Executive Officer and President and a director of our Company, or any of our other directors or executive officers could cause a perception in the marketplace that our stock price has peaked or that adverse events or trends have occurred or may be occurring at our Company. This perception can result notwithstanding any personal financial motivation for these insider transactions. As a result, insider transactions could depress the market price for shares of one or more series of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

QVC Group’s corporate level IT and cybersecurity functions are provided by LMC as part of the services agreement described in Item 1. Business. Through the services agreement, we participate in LMC’s processes for assessing, identifying, and managing risks from cybersecurity threats at the corporate level, as detailed below. QVC operates its own cybersecurity function with oversight from QVC Group.

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

Role of Management

Through our services agreement with LMC discussed in Item 1, “Business” of this Annual Report on Form 10-K, we have established a cross functional Information Security Steering Committee (“ISSC”) with executives from our Legal, Accounting, Internal Audit and Risk Management, Cybersecurity and Facilities departments. The ISSC has management oversight responsibility for assessing and managing technology and operational risk, including information security, fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks at the corporate level and at QVC.

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

Our management team’s experience includes a diverse background in telecom, retail and other industries, with decades of experience in various aspects of technology and cybersecurity. LMC’s Head of Cybersecurity, who sits on the ISSC, has more than 25 years of cybersecurity and IT experience and holds Certified Information Security Manager and Certified in Risk and Information System Control certifications. QVC’s VP Information Security has more than 30 years of  IT experience and holds multiple certifications, including Certified Information Security System Professional and Certified Information Security Manager. Together, this management team has worked at a variety of companies, including large publicly traded companies, implementing and managing IT and cybersecurity programs and teams, developing tools and processes to protect internal networks, business applications, customer facing applications and customer payment systems.

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

In December 2023, QVC entered into an agreement to sell its Kassel, Germany call center. This property was owned as of December 31, 2023, and was considered held for sale and included in other assets, at cost, net of accumulated amortization in the accompanying consolidated balance sheet. Refer to note 7 of the accompanying consolidated financial statements for further details. QVC International now leases a contact center in Kassel, Germany.

CBI owns an office in Franconia, New Hampshire. CBI leases its fulfillment centers in Butler and Warren Counties in Ohio and as well as two facilities in Phoenix, Arizona. It also leases other properties consisting of administrative offices, 35 retail stores and outlets in various locations throughout the U.S.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Each series of the common stock of QVC Group, Inc. (formerly named Qurate Retail, Inc., “QVC Group,” the “Company,” “we,” “us” and “our”) traded on the Nasdaq Global Select Market until December 2, 2024, when it began trading on the Nasdaq Capital Market.  Our Series A and Series B common stock trade on the Nasdaq Capital Market, under the symbols “QVCGA” and “QVCGB” (formerly “QRTEA” and “QRTEB”).  Stock price information for securities traded on the Nasdaq Capital Market can be found on the Nasdaq’s website at www.nasdaq.com. The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2024 and 2023.  Although our Series B common stock is traded on the Nasdaq Capital Market, an established public trading market does not exist for the stock, as it is not actively traded.

	QVC Group
	Series B (QVCGB)
	High	Low
2023
First quarter	$7.44	4.28
Second quarter	$9.50	3.69
Third quarter	$8.74	5.12
Fourth quarter	$9.15	5.42
2024
First quarter	$7.69	3.87
Second quarter	$4.99	3.60
Third quarter	$4.90	3.30
Fourth quarter	$4.28	2.58

Holders

As of January 31, 2025, there were 2,019 and 55 record holders of our Series A and Series B common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

In May 2019, the board authorized the repurchase of $500 million of Series A or Series B common stock. In August 2021, the board authorized the repurchase of $500 million of Series A or Series B common stock.

There were no repurchases of Series A common stock, Series B common stock or the Company’s 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Preferred Stock”) during the three months ended December 31, 2024.

No shares of Series A common stock and 24 shares of Preferred Stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. Additionally, see note 2 of the accompanying consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Overview

We own controlling and non-controlling interests in a broad range of video and online commerce companies. Our largest businesses and reportable segments are QxH (QVC U.S. and HSN, Inc. (“HSN”)) and QVC International. QVC, Inc. (“QVC”), which includes QxH and QVC International, markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries via highly engaging video-rich, interactive shopping experiences primarily by means of its televised shopping programs and the Internet through its domestic and international websites and mobile applications. Cornerstone Brands, Inc. (“CBI”) consists of a portfolio of aspirational home and apparel brands, and is a reportable segment.  Our “Corporate and other” category includes corporate activity along with various cost method investments.

Zulily, LLC (“Zulily”) was a wholly owned subsidiary of QVC Group until its divestiture on May 24, 2023. QVC Group recognized a loss on the divestiture of $64 million in the second quarter of 2023.  Zulily is included in Corporate and other through May 23, 2023 and is not presented as a discontinued operation as the disposition did not represent a strategic shift that had a major effect on QVC Group’s operations and financial results.

Included in revenue in the accompanying consolidated statements of operations is $301 million and $906 million for the years ended December 31, 2023 and 2022, respectively, related to Zulily. Included in net earnings (loss) in the accompanying consolidated statement of operations are losses of $44 million and $470 million for the years ended December 31, 2023 and 2022, respectively, related to Zulily.

Strategies and Challenges

QVC

On June 27, 2022, QVC Group announced a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC-U.S. businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens’ main initiatives included: (i) improve customer experience and grow relationships - focus on rebuilding stronger connections with their customers; (ii) rigorously execute core processes - enhance core processes to deliver the human story telling experience behind a product while also sharing a clear and compelling value proposition through price optimization and assortment; (iii) lower cost to serve - right size its cost base to improve profitability and cash generation; (iv) optimize the brand portfolio - explore untapped opportunities to maximize brand value; and (v) build new high growth businesses - expand reach in the video streaming shopping market.

During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the year ended December 31, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. These initiatives were consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.

During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for IT services to a managed services model. As a result, during the year ended December 31, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.

Project Athens laid the foundation for sustained growth by enhancing operational efficiency and financial margins and embedding a culture of continuous improvement. Following the completion of Project Athens and building on these successes, on November 14, 2024, QVC announced a transition to the WIN strategy, targeting top-line growth through three central priorities: (i) ‘Wherever She Shops’ - aims to enhance customer interactions across diverse platforms; (ii) ‘Inspiring People & Products’ - fosters rich, engaging content experiences; and (iii) ‘New Ways of Working’ - emphasizes leveraging technology and process enhancements to streamline operations and fuel innovation. With the WIN strategy, QVC plans to broaden content outreach by creating dynamic, purpose-built experiences that resonate across social media and digital streaming channels. By optimizing its production studios and fostering continuous improvement, QVC envisage content creation as an integrated, efficient process that adapts to various platforms without losing the essence of its brand.  QVC aims to grow audiences and redefine shopping experiences, ensuring that it meets its customers wherever they are while building on its heritage for sustained success.

On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at the Company’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support the company’s growth strategy. QVC is currently evaluating the financial impact of the consolidation and anticipates recording severance and accelerated depreciation.

CBI.

CBI’s goal is to continue to provide customers with appealing home furnishings and apparel products that delight and inspire. As customers shop CBI’s breadth of products through its websites, retail stores or through its catalog mailings, they will find products that allow them to outfit their lives and homes to their unique style. CBI’s brands, including Ballard Designs, Frontgate, Grandin Road and Garnet Hill, provide a selection of fresh, unique and aspirational merchandise curated every season. CBI intends to employ the following strategies to achieve these goals and objectives: (i) acquire new customers through effective direct-to-consumer marketing; (ii) expand brick-and-mortar retail in attractive markets; (iii) further develop proprietary product that is unique to its brand positioning; (iv) invest in cross brand loyalty programs and a redesigned mobile platform; and (v) build out a successful low cost supply chain network to support the growth of the business. During the third quarter of 2024, work began on CBI’s business transformation initiative. The focus is to provide a service level to the customers that matches or exceeds expectations for premium home furnishing, textile and apparel products. The key elements of the transformation initiatives include building incremental capabilities within digital performance marketing, pricing, sourcing and retail stores.

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

Trends

QVC’s future net revenue will depend on its ability to grow through Digital Platforms (defined in the “Results of Operation – Businesses” section below), retain and grow revenue from existing customers and attract new customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of video-on-demand technologies and internet video services; (iv) QVC's ability to source new and compelling products; and (v) general economic conditions.

The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate, has impacted and could continue to adversely affect demand for their products and services since a substantial portion of their revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, continue to be uncertain or deteriorate, customers may respond by suspending, delaying, or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our businesses’ ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. The Company is currently unable to predict the extent of any of these potential adverse effects.

QVC has continued to see inflationary pressures during the period, including higher wages and merchandise costs consistent with inflation experienced by the global economy. If these pressures persist, inflated costs may result in certain increased costs outpacing QVC’s pricing power in the near term.

Fire at Rocky Mount Distribution Center

In December 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was QVC’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC U.S., and also served as QVC U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and did not reopen. QVC took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023 and received net cash proceeds of $19 million. QVC assessed its network footprint and is making investments to increase throughput as a result of the loss of the Rocky Mount fulfillment center.

Based on the provisions of QVC’s insurance policies certain fire related costs were recoverable. In June 2023, QVC agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. During the year ended December 31, 2023, QVC received $280 million of insurance proceeds, of which $210 million represented recoveries for business interruption losses. During the year ended December 31, 2023, QVC recorded $32 million of fire related costs and recognized net gains of $208 million representing proceeds received in excess of recoverable losses in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statements of operations.

Sale-leaseback Transactions

In November 2022, QVC entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $182 million related to its German and U.K. facilities when the sales closed in January 2023. Concurrent with the sale, QVC entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $113 million gain related to the successful sale leaseback of the German and U.K. properties during the first quarter of 2023 calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded $74 million of right-of-use assets and operating lease liabilities for the German and U.K. properties.

In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property was owned as of December 31, 2023, and was considered held for sale and included in other assets, at cost, net of accumulated amortization in the accompanying consolidated balance sheet. Under the terms of the agreement, QVC received net cash proceeds of $6 million related to its German facility when the sale closed in February 2024. QVC recognized a $1 million gain related to the sale during the first quarter of 2024, calculated as the difference between the aggregate consideration received and the carrying value of the property. Concurrent with the sale, the Company entered into an agreement to lease a portion of the property back over two years and recorded an operating lease right-of-use asset and operating lease liability of $1 million.

Results of Operations—Consolidated

General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reportable segments. The "Corporate and other" category consists of corporate activity and various cost method investments. For a more detailed discussion and analysis of the financial results of the principal reporting segments, see "Results of Operations–Businesses" below.

A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024 (the “2023 Form 10-K”).

Operating Results

	Years ended December 31,
	2024	2023

	amounts in millions
Revenue
QxH	$6,598	6,995
QVC International	2,399	2,454
CBI	1,040	1,165
Corporate and other	—	301
Consolidated QVC Group	$10,037	10,915

Operating Income (Loss)
QxH	$(1,045)	275
QVC International	275	370
CBI	2	35
Corporate and other	(41)	(90)
Consolidated QVC Group	$(809)	590

Adjusted OIBDA
QxH	$765	746
QVC International	333	325
CBI	36	67
Corporate and other	(31)	(64)
Consolidated QVC Group	$1,103	1,074

Revenue.    Our consolidated revenue decreased 8.0% for the year ended December 31, 2024, as compared to the corresponding prior year period. QxH, CBI and QVC International revenue decreased $397 million, $125 million and $55 million, respectively, during the year ended December 31, 2024, as compared to the same period in the prior year.  See "Results of Operations–Businesses" below for a more complete discussion of the results of operations of QVC and CBI. Corporate and other revenue decreased $301 million for the year ended December 31, 2024, as compared to the same period in the prior year, due to Zulily’s results only being recorded through May 23, 2023.

Operating income (loss).    Our consolidated operating income decreased $1,399 million for the year ended December 31, 2024 as compared to the corresponding prior year period, primarily due to the impairments of goodwill and intangible assets recorded during the year ended December 31, 2024. Operating income decreased $1,320 million at QxH, $95 million at QVC International, and $33 million at CBI. See "Results of Operations–Businesses" below for a more complete discussion of the results of operations of QVC and CBI. The decreases were partially offset by a decrease in operating loss at Corporate and other of $49 million, compared to the corresponding period in the prior year, primarily related to Zulily’s operations only being recorded through May 23, 2023 as a result of the divestiture of Zulily.

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

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA.

	Years ended December 31,
	2024	2023

	amounts in millions
Operating income (loss)	$(809)	590
Depreciation and amortization	383	407
Stock-based compensation	32	53
Restructuring, penalties and fire related costs, net of (recoveries)	18	(189)
Gains on sale of assets and sale leaseback transactions	(1)	(113)
Impairment of intangible assets	1,480	326
Adjusted OIBDA	$1,103	1,074

Consolidated Adjusted OIBDA increased $29 million for the year ended December 31, 2024, as compared to the corresponding prior year period, primarily due to a decrease in Adjusted OIBDA losses of $33 million at Corporate and other and increases in Adjusted OIBDA of $19 million at QxH and $8 million at QVC International, partially offset by a decrease in Adjusted OIBDA of $31 million at CBI. See "Results of Operations–Businesses" below for a more complete discussion of the results of operations of QVC and CBI.  Corporate and other Adjusted OIBDA loss decreased for the year ended December 31, 2024, as compared to the corresponding period in the prior year, primarily due to the divestiture of Zulily and Adjusted OIBDA losses only being recorded through May 23, 2023, partially offset by increased legal expense at the corporate level in the current year.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2024	2023

	amounts in millions
Interest expense	$(468)	(451)
Interest and dividend income	50	52
Realized and unrealized gains (losses) on financial instruments, net	(60)	(61)
Loss on disposition of Zulily	—	(64)
Tax sharing income (expense) with Liberty Broadband	(4)	(11)
Other, net	—	11
Other income (expense)	$(482)	(524)

Interest expense.  Interest expense increased $17 million for the year ended December 31, 2024, as compared to the corresponding prior year period, due to the reversal of interest expense related to the settlement of state income tax reserves at QVC during the prior year, partially offset by a decrease in Corporate level interest expense due to the exchanges of the 1.75% Exchangeable Senior Debentures (as defined below).

Interest and dividend income. Interest and dividend income decreased $2 million for the year ended December 31, 2024, as compared to the corresponding prior year period, primarily related to decreases in invested cash balances during the year and lower interest rates on invested cash balances compared to the prior year.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2024	2023

	amounts in millions
Equity securities	$(22)	(22)
Exchangeable senior debentures	(38)	(33)
Indemnification asset	—	(5)
Other financial instruments	—	(1)
	$(60)	(61)

The changes in these accounts are due primarily to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate. The decrease in realized and unrealized losses for the year ended December 31, 2024, as compared to the corresponding prior year, was primarily due to a decrease in unrealized losses on the indemnification asset (see note 4 of the accompanying consolidated financial statements) as the indemnification agreement is no longer in place following the settlement of the 1.75% Exchangeable Senior Debentures, and a decrease in unrealized losses on the Company’s equity securities, partially offset by an increase in unrealized losses on the exchangeable senior debentures driven by increases in stock prices of the securities underlying the debentures compared to the prior year.

Loss on disposition of Zulily. The Company recorded a net loss of $64 million associated with the disposition of Zulily during the year ended December 31, 2023 (see note 1 of the accompanying consolidated financial statements).

Tax sharing income (expense) with Liberty Broadband. The Company has a tax sharing agreement with Liberty Broadband.  As a result, the Company recognized tax sharing loss of $4 million and $11 million for the years ended December 31, 2024 and 2023, respectively.

Other, net. Other, net decreased $11 million for the year ended December 31, 2024, when compared to the corresponding prior year periods. The activity captured in Other, net is primarily attributable to foreign exchange gains (losses), tax sharing income (loss) and gain (loss) on early extinguishment of debt. The decrease in Other, net for the year ended December 31, 2024 is primarily due to tax sharing income from Liberty Media Corporation (“LMC”) in the prior year and tax sharing losses with LMC in the current year, and a loss on early extinguishment of debt in the current year, partially offset by foreign exchange gains in the current year compared to foreign exchange losses in the prior year.

Income taxes.  Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Years ended December 31,
	2024	2023
Earnings (loss) before income taxes	$(1,291)	66
Income tax (expense) benefit	41	(160)
Effective income tax rate	3%	242%

For the year ended December 31, 2024 income tax benefit differs from the U.S. statutory rate of 21% due to an impairment of goodwill that is not deductible for tax purposes (see note 5 of the accompanying consolidated financial statements), and a benefit from a foreign tax loss that is fully offset by a valuation allowance.

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

Net earnings (loss).    We had net losses of $1,250 million and $94 million for the years ended December 31, 2024 and 2023, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2024 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, debt (including availability under the Credit Facility, as discussed in note 6 of the accompanying consolidated financial statements), and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted.  For example, under QVC’s bond indentures, it is able to pay dividends or make other restricted payments if it is not in default on its senior secured notes and its consolidated leverage ratio is no greater than 3.5 to 1.0 (“the senior secured notes leverage basket”).  In addition, under the Credit Facility, QVC is able to pay dividends or make other restricted payments if it is not in default on the Credit Facility and its consolidated net leverage ratio is no greater than 4.0 to 1.0.  Further, under QVC’s bond indentures and the Credit Facility credit agreement, unlimited dividends are permitted to service the debt of QVC Group so long as there is no default (i.e., no leverage test is needed).

As of December 31, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes or the Credit Facility) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

QVC Group and its subsidiaries are in compliance with their debt covenants as of December 31, 2024.  There were no changes to the Company’s debt credit ratings during the year ended December 31, 2024.

As of December 31, 2024, QVC Group's liquidity position consisted of the following:

Cash and cash
equivalents

amounts in millions
QVC	$297
CBI	135
Corporate and other	473
Total QVC Group	$905

To the extent that the Company recognizes any taxable gains from the sale of assets, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.  Additionally, we have $1,586 million available for borrowing under the Credit Facility at December 31, 2024. As of December 31, 2024, QVC had approximately $208 million of cash and cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 61% of this foreign cash balance was that of QVC Japan. QVC owns 60%

of QVC Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co, LTD.

Our cash generated by operating activities was significantly higher in 2023 than it was in 2024 and 2022 due to receipt of insurance proceeds and favorable working capital trends.  We believe our businesses will continue to generate positive cash from operating activities in future periods.

	Years ended December 31,
	2024	2023

Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$525	919
Net cash provided (used) by investing activities	$(225)	(54)
Net cash provided (used) by financing activities	$(498)	(1,010)

During the year ended December 31, 2024, QVC Group's primary uses of cash were net debt repayments of $440 million, capital expenditures of $199 million, dividends paid to noncontrolling interest of $51 million, and expenditure for television distribution rights of $37 million.

The projected uses of QVC Group’s cash in the next year, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt including approximately $330 million for estimated interest payments on corporate level and other subsidiary debt, anticipated capital improvement spending between $230 million and $245 million, the repayment of certain debt obligations, payments related to television distribution rights, payment of dividends to the holders of the Preferred Stock, and additional investments in existing or new businesses. The Company also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.

On February 27, 2024, QVC delivered a notice of redemption to the trustee and holders of QVC’s 4.85% senior secured notes due 2024 (the “2024 Notes”).  Pursuant to the notice of redemption, QVC redeemed the remaining outstanding 2024 Notes in full on March 28, 2024.

On September 11, 2024, QVC commenced a private offer to existing bondholders to exchange any and all of QVC’s outstanding 4.75% Senior Secured Notes due 2027 (the “2027 Notes”) for $350 principal amount of QVC’s newly-issued 6.875% Senior Secured Notes due April 2029 (the “2029 Notes”) and $650 in cash per $1,000 principal amount of 2027 Notes exchanged, and any and all of QVC’s outstanding 4.375% Senior Secured Notes due 2028 (the “2028 Notes”) for $1,000 principal amount of the 2029 Notes per $1,000 principal amount of 2028 Notes exchanged (the “Exchange”), and a private offer to purchase 2027 Notes and 2028 Notes for cash from holders who were not eligible to participate in the private exchange offer. On September 25, 2024, QVC issued $605 million aggregate principal amount of 2029 Notes and paid $352 million in cash consideration (including $277 million contributed by QVC Group) in exchange for $531 million of the 2027 Notes and $428 million of the 2028 Notes. The Exchange was accounted for as a debt modification in accordance with U.S. GAAP and fees paid to third parties were expensed during the year ended December 31, 2024 in other expense in the consolidated statement of operations.

On February 18, 2025, QVC repaid the remaining amount outstanding under the 4.45% Senior Secured Notes due 2025, at maturity, using availability on the Credit Facility and cash on hand.

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

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years

	amounts in millions
Consolidated material cash requirements
Long-term debt (1)	$5,497	588	1,245	1,313	2,351
Interest payments (2)	3,415	327	522	428	2,138
Finance and operating lease obligations	1,411	124	225	217	845
Preferred Stock (3)	1,908	101	204	204	1,399
Purchase orders and other obligations (4)	2,564	2,100	319	145	—
Total	$14,795	3,240	2,515	2,307	6,733
(1)	Amounts are reflected in the table at the outstanding principal amount, assuming the debt instruments will remain outstanding until the stated maturity date, and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheets. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2024, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2024 rates and (iii) assume that our existing debt is repaid at maturity.
(3)	This amount reflects the annual 8.0% dividend on shares of Preferred Stock outstanding as of December 31, 2024 and redemption of the Preferred Stock on March 15, 2031.
(4)	Amounts include open purchase orders for inventory and non-inventory purchases along with other material cash requirements.

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

As of December 31, 2024, the intangible assets not subject to amortization for each of our significant reportable segments were as follows:

	Goodwill	Tradenames	Total

	amounts in millions
QxH	$1,465	2,120	3,585
QVC International	740	—	740
CBI	12	—	12
	$2,217	2,120	4,337

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter of each year, or more frequently, if events or circumstances indicate impairment may have occurred. We utilize a qualitative assessment for determining whether a quantitative goodwill and other non-amortizable intangible asset impairment analysis is necessary.  The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. For the years ended December 31, 2024, 2023, and 2022, impairments of $902 million, $326 million, and $2,535 million, respectively, were recorded to QxH’s goodwill.  In 2022 an impairment of $226 million was recorded to Zulily’s goodwill.

In 2024, an impairment of $578 million was recorded to tradenames in the QxH reporting unit (related to the tradenames associated with QVC and HSN). No tradename impairments were recorded during the year ended December

31, 2023. In 2022, an impairment of $180 million was recorded to tradenames in the QxH reporting unit (related to the tradename associated with HSN).  In 2022 an impairment of $140 million was recorded to Zulily’s tradename.

Due to the goodwill and other intangible asset impairments discussed above, the fair values of goodwill and other intangible assets do not significantly exceed their carrying values. The Company will continue to monitor QVC’s current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including goodwill and other intangible assets) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

Retail Related Adjustments and Allowances. QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in its consolidated statements of operations. Sales returns represented 15.9% and 16.3% of gross product revenue for the years ended December 31, 2024 and 2023, respectively.  The inventory obsolescence reserve is calculated as a percent of QVC's inventory at the end of a reporting period based on, among other factors, the aging of its inventory balance, the likely method of disposition, and the estimated recoverable values based on historical experience of inventory markdowns and liquidation. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. As of December 31, 2024, QVC's inventory was $901 million, which was net of the obsolescence reserve of $112 million. As of December 31, 2023, QVC’s inventory was $860 million, which was net of the obsolescence reserve of $115 million. QVC's allowance for credit losses is calculated as a percent of accounts receivable at the end of a reporting period, and is based on historical experience, with the change in such allowance recorded as a provision for credit losses in selling, general and administrative expenses in the consolidated statements of operations. Trade accounts receivable (including installment payment, credit card and customer receivables) were $1,140 million and $1,294 million, as of December 31, 2024 and 2023, respectively. Allowance for credit losses related to uncollectible trade accounts receivable was $75 million and $82 million as of December 31, 2024 and 2023, respectively. Each of these estimates requires management judgment and may not reflect actual results.

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

In the U.S., QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN, and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, which we refer to as QVC's "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, DirectTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, Alphabet and Samsung TV Plus; mobile applications; social media pages and over-the-air broadcasters (collectively, the “Digital Platforms”).

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

Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., QVC’s international businesses also engage customers via websites, mobile applications and social media pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.

QVC's operating results were as follows:

	Years ended December 31,
	2024	2023

	amounts in millions
Net revenue	$8,997	9,449
Cost of goods sold (excluding depreciation and amortization shown below)	(5,905)	(6,273)
Operating expenses	(693)	(739)
Advertising expenses	(312)	(289)
Selling, general and administrative expenses (excluding stock-based compensation and advertising)	(989)	(1,077)
Adjusted OIBDA	1,098	1,071
Restructuring, penalties and fire related (costs), net of recoveries	(18)	196
Gains on sale of assets and sale leaseback transactions	1	113
Impairment of intangible assets	(1,480)	(326)
Stock-based compensation	(20)	(37)
Depreciation and amortization	(351)	(372)
Operating income (loss)	$(770)	645

Net revenue was generated from the following geographical areas:

	Years ended December 31,
	2024	2023

	amounts in millions
QxH	$6,598	6,995
QVC International	2,399	2,454
	$8,997	9,449

QVC's consolidated net revenue decreased $452 million or 4.8% for the year ended December 31, 2024, as compared to the corresponding prior year.  The $452 million decrease in 2024 net revenue was primarily due to a 2.9% decrease in units shipped attributable to QxH, partially offset by an increase in units shipped at QVC International. The decrease was also driven by a 1.6% decrease in average selling price per unit (“ASP”) primarily driven by QVC International and to a lesser extent QxH, $52 million in unfavorable foreign exchange rates, and a $27 million decrease in shipping and handling revenue attributable to QxH. These decreases to net revenue were partially offset by a $112 million decrease in estimated product returns attributable to QxH.

During the year ended December 31, 2024, the change in revenue and expenses was affected by the change in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow is likely to be negatively affected.

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

The percentage change in net revenue for QVC in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2024
	U.S. dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(5.7)%	—%	(5.7)%
QVC International	(2.2)%	(2.0)%	(0.2)%

In 2024, QxH's net revenue decline of $397 million, or 5.7% was attributable to a 5.3% decrease in units shipped, a 0.7% decrease in ASP and $25 million decrease in shipping and handling revenue. These declines were partially offset by a $97 million decrease in estimated product returns. For the year ended December 31, 2024, QxH experienced shipped sales declines across all product categories. QVC International’s net revenue declined $4 million, or 0.2% in constant currency primarily due to a 2.9% decrease in ASP across all markets. These declines were primarily offset by a 2.6% increase in units shipped across all markets except Italy and Japan and a $15 million decrease in estimated product returns. For the year ended December 31, 2024, QVC International experienced shipped sales declines in apparel and beauty and growth in constant currency across all other product categories.

QVC's cost of goods sold as a percentage of net revenue was 65.6%, and 66.4% for the years ended December 31, 2024 and 2023, respectively. The decrease in cost of goods sold as a percentage of revenue in 2024 was primarily due to product margin favorability across both segments driven by mix within product categories and merchandising efforts including cost reduction and pricing actions, partially offset by higher obsolescence due to increased current year inventory levels across both segments and increased inventory aging in QVC International.

QVC’s operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, and telecommunications expenses. Operating expenses decreased $46 million or 6% for the year ended December 31, 2024, as compared to the prior year. Operating expenses were 7.7% and 7.8% of net revenue for the years ended December 31, 2024 and 2023 respectively. The decrease in operating expenses in 2024 was primarily due to a decrease of $30 million in commissions expense at QxH primarily related to lower sales volume, higher web penetration and lower commission rates, a decrease of $7 million in personnel costs driven by QxH and a $6 million decrease as a result of favorable exchange rates.

QVC recorded advertising expenses of $312 million and $289 million for the years ended December 31, 2024 and 2023, respectively. QVC’s advertising expenses increased $23 million, or 8.0% for the year ended December 31, 2024 compared to the corresponding prior year period, primarily due to a $26 million increase in advertising costs at QxH driven by increased focus on advertising campaigns in the current year.

QVC’s selling, general and administrative expenses excluding stock-based compensation and advertising include personnel, information technology, provision for doubtful accounts and production costs. Such expenses decreased $88 million to 11.0% of net revenue for the year ended December 31, 2024 as compared to the prior year.

The decrease in 2024 resulted from a $41 million decrease in consulting expenses attributable to QxH resulting from investments in Project Athens made in the prior year, a $23 million decrease in personnel costs primarily attributable to QxH as a result of not meeting performance targets established in the QxH bonus plan in the current year and $6 million of favorability from foreign exchange rates.

QVC recorded a loss of $18 million and a gain of $196 million for the years ended December 31, 2024 and 2023, respectively, in restructuring, penalties and fire related costs, net of recoveries. For the year ended December 31, 2024, the restructuring loss related to the shift in QVC’s IT operating model with a resulting workforce reduction. For the year ended December 31, 2023, the gain related to a $240 million gain on insurance proceeds received in excess of fire losses and a $17 million gain on the sale of the Rocky Mount property, partially offset by $32 million of other fire related costs, a Consumer Product Safety Commission (“CPSC”) civil penalty of $16 million and $13 million of restructuring costs related to workforce reduction.

QVC recorded a $1 million gain on sale of assets and sale-leaseback transactions for the year ended December 31, 2024 related to the sale-leaseback of a property in Germany. QVC recorded $113 million of gains on sale of assets and sale leaseback transactions for the year ended December 31, 2023. These gains primarily related to the sale leaseback of two owned and operated properties located in Germany and the U.K.

QVC recorded impairment losses of $1,480 million and $326 million for the years ended December 31, 2024 and 2023, respectively, related to the decreases in fair value of tradenames and goodwill within the QxH reporting unit as a result of the quantitative assessments performed by the Company (see note 5 of the accompanying consolidated financial statements).

Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $20 million and $37 million of stock-based compensation expense for the years ended December 31, 2024 and 2023, respectively.  The decrease in 2024 was primarily related to a decline in the probability of satisfying performance objectives and changes in the market price of QVC Group’s Series A common stock.

Depreciation and amortization decreased $21 million for the year ended December 31, 2024, as compared to the corresponding prior year.  Depreciation and amortization included $62 million of acquisition related amortization during   each of the years ended December 31, 2024 and 2023.  For the year ended December 31, 2024, property and equipment depreciation decreased primarily due to assets that are fully depreciated in the current period at QxH.  Television distribution right amortization and related expenses decreased due to lower subscriber counts.

CBI

CBI consists of a portfolio of aspirational home and apparel brands. The home brands are comprised of Ballard Designs, Frontgate, and Grandin Road, while Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 35 retail and outlet stores located throughout the U.S., primarily comprised of Ballard Designs and Frontgate stores in the U.S. that sell merchandise through brick-and-mortar retail locations as well as via the Internet through their websites.

CBI's operating results for the last two years were as follows:

	Years ended December 31,
	2024	2023

	amounts in millions
Net revenue	$1,040	1,165
Cost of goods sold	(619)	(717)
Operating expenses	(41)	(45)
SG&A expenses (excluding stock-based compensation)	(344)	(336)
Adjusted OIBDA	36	67
Stock-based compensation	(2)	(4)
Depreciation and amortization	(32)	(26)
Restructuring costs	—	(2)
Operating income (loss)	$2	35

CBI's consolidated net revenue decreased 10.7% for the year ended December 31, 2024, as compared to the corresponding prior year, primarily attributable to a decrease in units shipped of 6.9% and ASP of 4.6% compared to the prior year.  The decrease in ASP was primarily the result of increased promotional activity. The decrease in units shipped was due to lower demand in the home categories.

CBI's cost of goods sold as a percentage of net revenue was 59.5% and 61.5% for the years ended December 31, 2024 and 2023, respectively. Cost of goods sold as a percentage of net revenue decreased for the year ended December 31, 2024, compared to the prior year, primarily due to lower supply chain costs.

CBI’s operating expenses are principally comprised of credit card processing fees and customer service expenses which are variable expenses that support sales activity.  Operating expenses decreased $4 million for the year ended December 31, 2024, compared to the prior year, driven by decreased credit card fees and customer service charges due to decreased revenue.

CBI’s SG&A expenses include print, digital and retail marketing. As a percentage of net revenue, SG&A increased to 33.1% from 28.8% for the years ended December 31, 2024 and 2023, respectively.  This increase is primarily due to higher administrative costs and lower revenue compared to the prior year. The higher administrative costs were primarily due to increases in consulting fees due to business transformation initiatives, and to a lesser extent an increase in health insurance costs.

CBI’s stock-based compensation expense decreased $2 million for the year ended December 31, 2024, compared to the corresponding period in the prior year, primarily due to a valuation adjustment.

CBI’s depreciation and amortization expense increased $6 million for the year ended December 31, 2024, as compared to the corresponding period in the prior year, primarily due to increased capital investments, primarily in retail stores and technology.

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

As of December 31, 2024, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QxH and QVC International	$1,195	6.1%	$2,732	5.8%
Corporate and other	$—	—%	$1,570	6.1%

QVC Group is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, QVC Group may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the years ended December 31, 2024, 2023 and 2022 would have been impacted by approximately $3 million, $3 million and $4 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of QVC Group are filed under this Item, beginning on page II-24.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”) and under the supervision of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

See page II-20 for Management's Report on Internal Control Over Financial Reporting.

See page II-21 for KPMG LLP’s report regarding the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s last fiscal quarter ended December 31, 2024.

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

The Company’s management, with participation of the Executives, under the oversight of the Company’s Board of Directors, evaluated the effectiveness of internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K, and issued an audit report on the Company's effectiveness of internal control over financial reporting. KPMG LLP’s report appears on page II-20 of this Annual Report on Form 10- K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
QVC Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited QVC Group, Inc. and subsidiaries' (the Company), formerly known as Qurate Retail, Inc., internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive earnings (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
QVC Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of QVC Group, Inc. and subsidiaries (the Company), formerly known as Qurate Retail, Inc., as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive earnings (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence over revenue

As discussed in note 2 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $10,037 million of revenue for the year ended December 31, 2024, of which $6,598 million related to QxH, $2,399 million related to QVC International and $1,040 million related to Cornerstone Brands, Inc. The processing of these revenue streams is reliant upon multiple information technology (IT) systems and the IT systems differ between revenue streams.

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

Fair value of the QxH reporting unit and tradenames with indefinite lives

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s reporting units align with its operating segments and the QxH operating segment goodwill balance was $1,465 million as of December 31, 2024. Tradenames with indefinite lives were $2,120 million as of December 31, 2024. The Company performs goodwill and indefinite-lived intangible asset impairment testing on an annual basis and more frequently if events and circumstances indicated that the asset might be impaired. The fair value of the QxH reporting unit was determined using a discounted cash flow method, and a goodwill impairment of $902 million was recorded. The fair value of tradenames with indefinite lives was determined using the relief from royalty method and a tradename impairment of $578 million was recorded. The impairment losses were recorded in the fourth quarter of 2024.

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

Denver, Colorado
February 27, 2025

QVC GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2024 and 2023

	2024	2023

Assets	amounts in millions
Current assets:
Cash and cash equivalents	$905	1,121
Trade and other receivables, net	1,143	1,308
Inventory, net	1,061	1,044
Other current assets	190	209
Total current assets	3,299	3,682

Property and equipment	1,460	1,475
Accumulated depreciation	(958)	(963)
	502	512
Intangible assets not subject to amortization (note 5):
Goodwill	2,217	3,164
Tradenames	2,120	2,698
	4,337	5,862
Intangible assets subject to amortization, net (note 5)	402	526
Operating lease right-of-use assets (note 7)	600	635
Other assets, at cost, net of accumulated amortization	103	151
Total assets	$9,243	11,368

(continued)

QVC GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2024 and 2023

	2024	2023

	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$776	895
Accrued liabilities	953	983
Current portion of debt, including $282 million and $219 million measured at fair value (note 6)	867	642
Other current liabilities	128	97
Total current liabilities	2,724	2,617
Long-term debt (note 6)	4,101	4,698
Deferred income tax liabilities (note 8)	1,313	1,531
Preferred stock (note 9)	1,272	1,270
Operating lease liabilities (note 7)	598	615
Other liabilities	120	148
Total liabilities	10,128	10,879
Equity
Stockholders' equity (note 9):
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 389,654,508 shares at December 31, 2024 and 383,047,720 shares at December 31, 2023	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 8,927,840 shares at December 31, 2024 and 8,700,380 shares at December 31, 2023	—	—
Additional paid-in capital	134	99
Accumulated other comprehensive earnings (loss), net of taxes	(15)	86
Retained earnings	(1,094)	196
Total stockholders' equity	(971)	385
Noncontrolling interests in equity of subsidiaries	86	104
Total equity	(885)	489
Commitments and contingencies (note 14)
Total liabilities and equity	$9,243	11,368

See accompanying notes to consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations

Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in millions,
	except per share amounts
Total revenue, net	$10,037	10,915	12,106
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	6,524	7,230	8,417
Operating expense	734	795	835
Selling, general and administrative, including stock-based compensation	1,708	1,869	1,945
Impairment of intangible assets (note 5)	1,480	326	3,081
Gains on sale of assets and sale leaseback transactions	(1)	(113)	(520)
Restructuring, penalties and fire related costs, net of (recoveries) (note 14)	18	(189)	(92)
Depreciation and amortization	383	407	481
	10,846	10,325	14,147
Operating income (loss)	(809)	590	(2,041)
Other income (expense):
Interest expense	(468)	(451)	(456)
Dividend and interest income	50	52	10
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(60)	(61)	55
Loss on disposition of Zulily, net (note 1)	—	(64)	—
Tax sharing income (expense) with Liberty Broadband	(4)	(11)	79
Other, net	—	11	45
	(482)	(524)	(267)
Earnings (loss) before income taxes	(1,291)	66	(2,308)
Income tax (expense) benefit (note 8)	41	(160)	(224)
Net earnings (loss)	(1,250)	(94)	(2,532)
Less net earnings (loss) attributable to the noncontrolling interests	40	51	62
Net earnings (loss) attributable to QVC Group, Inc. shareholders	$(1,290)	(145)	(2,594)

Basic net earnings (loss) attributable to QVC Group, Inc. shareholders per common share (note 2):	$(3.26)	(0.37)	(6.83)
Diluted net earnings (loss) attributable to QVC Group, Inc. shareholders per common share (note 2):	$(3.26)	(0.37)	(6.83)

See accompanying notes to consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in millions
Net earnings (loss)	$(1,250)	(94)	(2,532)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(87)	15	(182)
Recognition of previously unrealized losses (gains) on debt, net	—	(43)	(14)
Credit risk on fair value debt instruments gains (loss) (note 13)	(21)	84	277
Other	—	5	—
Other comprehensive earnings (loss)	(108)	61	81
Comprehensive earnings (loss)	(1,358)	(33)	(2,451)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	33	44	46
Comprehensive earnings (loss) attributable to QVC Group, Inc. shareholders	$(1,391)	(77)	(2,497)

See accompanying notes to consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in millions
	(See note 3)
Cash flows from operating activities:
Net earnings (loss)	$(1,250)	(94)	(2,532)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	383	407	481
Impairment of intangible assets	1,480	326	3,081
Stock-based compensation	32	53	60
Noncash interest expense	7	9	10
Realized and unrealized (gains) losses on financial instruments, net	60	61	(55)
Gains on sale of assets and sale leaseback transactions	(1)	(113)	(520)
Gain on insurance proceeds, net of fire related costs	—	(225)	(132)
Deferred income tax expense (benefit)	(211)	80	12
Insurance proceeds received for inventory, operating expenses and business interruption losses	—	226	96
Loss on disposition of Zulily, net	—	64	—
Other noncash charges (credits), net	(6)	15	(38)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	144	36	124
Decrease (increase) in inventory	(28)	257	254
Decrease (increase) in prepaid expenses and other assets	67	68	102
(Decrease) increase in trade accounts payable	(104)	(34)	(446)
(Decrease) increase in accrued and other liabilities	(48)	(217)	(303)
Net cash provided (used) by operating activities	525	919	194
Cash flows from investing activities:
Cash proceeds from dispositions of investments	7	71	13
Capital expenditures	(199)	(230)	(268)
Cash paid for disposal of Zulily	—	(41)	—
Expenditures for television distribution rights	(37)	(113)	(45)
Insurance proceeds received for fixed asset loss	—	54	184
Proceeds from sale of fixed assets	6	208	704
Payments for settlements of financial instruments	—	(179)	—
Payments from settlements of financial instruments	—	167	—
Other investing activities, net	(2)	9	13
Net cash provided (used) by investing activities	(225)	(54)	601
Cash flows from financing activities:
Borrowings of debt	2,014	1,267	3,029
Repayments of debt	(2,454)	(2,258)	(3,008)
Withholding taxes on net share settlements of stock-based compensation	(2)	(1)	(7)
Dividends paid to noncontrolling interest	(51)	(53)	(68)
Dividends paid to common shareholders	(4)	(8)	(12)
Indemnification agreement settlement	—	45	—
Other financing activities, net	(1)	(2)	(6)
Net cash provided (used) by financing activities	(498)	(1,010)	(72)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(15)	(4)	(34)
Net increase (decrease) in cash, cash equivalents and restricted cash	(213)	(149)	689
Cash, cash equivalents and restricted cash at beginning of period	1,136	1,285	596
Cash, cash equivalents and restricted cash at end of period	$923	1,136	1,285

See accompanying notes to consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Consolidated Statements Of Equity

Years ended December 31, 2024, 2023 and 2022

	Stockholders' Equity
				Accumulated
				other		Noncontrolling
			Additional	comprehensive		interest in
			paid-in	earnings (loss),	Retained	equity of	Total
	Series A	Series B	capital	net of taxes	Earnings	subsidiaries	equity

	amounts in millions
Balance at December 31, 2021	$4	—	—	(79)	2,925	136	2,986
Net earnings (loss)	—	—	—	—	(2,594)	62	(2,532)
Other comprehensive earnings (loss)	—	—	—	97	—	(16)	81
Stock-based compensation	—	—	58	—	—	—	58
Distribution to noncontrolling interest	—	—	—	—	—	(69)	(69)
Withholding taxes on net share settlements of stock-based compensation	—	—	(7)	—	—	—	(7)
Distribution of dividends to common and preferred shareholders	—	—	—	—	6	—	6
Other	—	—	2	—	—	—	2
Balance at December 31, 2022	4	—	53	18	337	113	525
Net earnings (loss)	—	—	—	—	(145)	51	(94)
Other comprehensive earnings (loss)	—	—	—	68	—	(7)	61
Stock-based compensation	—	—	46	—	—	—	46
Distribution to noncontrolling interest	—	—	—	—	—	(53)	(53)
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Distribution of dividends to common and preferred shareholders	—	—	—	—	4	—	4
Other	—	—	1	—	—	—	1
Balance at December 31, 2023	4	—	99	86	196	104	489
Net earnings (loss)	—	—	—	—	(1,290)	40	(1,250)
Other comprehensive earnings (loss)	—	—	—	(101)	—	(7)	(108)
Stock-based compensation	—	—	35	—	—	—	35
Distribution to noncontrolling interest	—	—	—	—	—	(51)	(51)
Withholding taxes on net share settlements of stock-based compensation	—	—	(2)	—	—	—	(2)
Other	—	—	2	—	—	—	2
Balance at December 31, 2024	$4	—	134	(15)	(1,094)	86	(885)

See accompanying notes to consolidated financial statements.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(1) Basis of Presentation

The accompanying consolidated financial statements include the accounts of QVC Group, Inc. (formerly named Qurate Retail, Inc.) and its controlled subsidiaries (collectively, "QVC Group," the "Company," “we,” “us,” and “our”) unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. QVC Group is made up of wholly-owned subsidiaries QVC, Inc. (“QVC”), which includes HSN, Inc. (“HSN”) Cornerstone Brands, Inc. (“CBI”), and other cost method investments, and is primarily engaged in the video and online commerce industries in North America, Europe and Asia.

QVC Group and GCI Liberty, Inc. (“GCI Liberty”) entered into a tax sharing agreement in connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”). Pursuant to that tax sharing agreement, GCI Liberty agreed to indemnify QVC Group for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation). Following a merger between Liberty Broadband Corporation (“Liberty Broadband”) and GCI Liberty, Liberty Broadband has assumed the tax sharing agreement. QVC Group had a tax sharing payable of approximately $20 million and $16 million as of December 31, 2024 and 2023, respectively, included in Other liabilities in the consolidated balance sheets.

QVC Group and Liberty Media Corporation (“LMC”) entered into certain agreements in order to govern certain of the ongoing relationships between the two companies. These agreements include a reorganization agreement, a services agreement (the “Services Agreement”) and a facilities sharing agreement (the “Facilities Sharing Agreement”).  Pursuant to the Services Agreement, LMC provides QVC Group with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity, and investor relations support. See below for a description of an amendment to the Services Agreement entered into in December 2019. QVC Group reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for QVC Group's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. Under the Facilities Sharing Agreement, QVC Group shares office space with LMC and related amenities at LMC's corporate headquarters.  Under these various agreements approximately $8 million, $7 million and $7 million of these allocated expenses were reimbursable from QVC Group to LMC for the years ended December 31, 2024, 2023 and 2022, respectively.

In December 2019, the Company entered into an amended services agreement. Under the amended services agreement components of LMC’s former Chief Executive’s Officer’s (“CEO”) compensation was either paid directly to him or reimbursed to LMC, in each case, based on allocations set forth in the amended services agreement. For the years ended December 31, 2024, 2023 and 2022, the allocation percentage for the Company was 10%, 11% and 13%, respectively.  See note 10 for additional information.

Zulily, LLC (“Zulily”) was a wholly owned subsidiary of QVC Group until its divestiture on May 24, 2023. QVC Group recognized a loss on the divestiture of $64 million in the second quarter of 2023.  Zulily is included in Corporate and other through May 23, 2023 and is not presented as a discontinued operation as the disposition did not represent a strategic shift that had a major effect on QVC Group’s operations and financial results.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Included in revenue in the accompanying consolidated statements of operations is $301 million and $906 million, for the years ended December 31, 2023 and 2022, respectively, related to Zulily. Included in net earnings (loss) in the accompanying consolidated statement of operations is a loss of $44 million and $470 million, for the years ended December 31, 2023 and 2022, respectively, related to Zulily.

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

A summary of activity in the allowance for credit losses is as follows:

	Balance	Additions			Balance
	beginning	Charged		Deductions-	end of
	of year	to expense	Other	write-offs	year

	amounts in millions
2024	$102	57	(1)	(67)	91
2023	$111	59	(6)	(62)	102
2022	$107	82	(1)	(77)	111

Inventory

Inventory, consisting primarily of products held for sale, is stated at the lower of cost or market.  Cost is determined by the average cost method, which approximates the first-in, first-out method. Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable values of each disposition category.  Inventory is stated net of inventory obsolescence reserves of $118 million and $121 million for the years ended December 31, 2024 and 2023, respectively.

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

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2024	2023

	amounts in millions
Land	$63	68
Buildings and improvements	452	421
Support equipment	884	917
Projects in progress	51	59
Finance lease right-of-use ("ROU") assets	10	10
Total property and equipment	$1,460	1,475

Property and equipment, including significant improvements, is stated at amortized cost, less impairment losses, if any. Depreciation is computed using the straight-line method using estimated useful lives of 2 to 9 years for support equipment and 8 to 20 years for buildings and improvements.  Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $90 million, $102 million and $158 million, respectively.

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

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in QVC Group's valuation analyses are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts.

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

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Revenue Recognition

Disaggregated revenue by segment and product category consisted of the following:

	Year ended December 31, 2024
	QxH	QVC Int'l	CBI	Corp and other	Total

	amounts in millions
Home	$2,626	975	864	—	4,465
Apparel	1,177	418	176	—	1,771
Beauty	1,010	566	—	—	1,576
Accessories	799	208	—	—	1,007
Electronics	539	69	—	—	608
Jewelry	293	161	—	—	454
Other revenue	154	2	—	—	156
Total Revenue	$6,598	2,399	1,040	—	10,037

	Year ended December 31, 2023
	QxH	QVC Int'l	CBI	Corp and other	Total

	amounts in millions
Home	$2,768	982	984	76	4,810
Apparel	1,207	436	181	113	1,937
Beauty	1,083	588	—	14	1,685
Accessories	846	208	—	79	1,133
Electronics	617	68	—	2	687
Jewelry	304	165	—	11	480
Other revenue	170	7	—	6	183
Total Revenue	$6,995	2,454	1,165	301	10,915

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

	Year ended December 31, 2022
	QxH	QVC Int'l	CBI	Corp and other	Total

	amounts in millions
Home	$2,866	998	1,112	241	5,217
Apparel	1,243	445	201	351	2,240
Beauty	1,108	579	—	42	1,729
Accessories	867	217	—	210	1,294
Electronics	775	92	—	7	874
Jewelry	311	185	—	32	528
Other revenue	189	12	—	23	224
Total Revenue	$7,359	2,528	1,313	906	12,106

Consumer Product Revenue and Other Revenue. QVC Group's revenue includes sales of consumer products in the following categories: home, beauty, apparel, accessories, electronics and jewelry, which are primarily sold through live merchandise-focused televised shopping programs and via our websites and other interactive media, including catalogs.

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

The Company recognizes revenue related to its company branded credit cards over time as the credit cards are used by QVC Group's customers.

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

Significant Judgments. QVC Group’s products are generally sold with a right of return and we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize.  Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. The Company has determined that it is the principal in vendor arrangements as the Company can establish control over the goods prior to shipment. Accordingly, the Company records revenue for these arrangements on a gross basis.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

An allowance for returned merchandise is provided as a percentage of sales based on historical experience.  Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

A summary of activity in the allowance for sales returns, is as follows:

	Balance beginning of year	Additions - charged to earnings	Deductions	Balance end of year

	amounts in millions
2024	$219	1,734	(1,763)	190
2023	$215	1,898	(1,894)	219
2022	$274	1,917	(1,976)	215

Cost of Goods Sold

Cost of goods sold primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

Advertising Costs

Advertising costs generally are expensed as incurred.  Advertising expense aggregated $484 million, $497 million and $536 million for the years ended December 31, 2024, 2023 and 2022, respectively. Advertising costs are reflected in the SG&A, including stock-based compensation line item in our consolidated statements of operations and are shown separately in note 15.

Stock-Based Compensation

As more fully described in note 11, the Company has granted to its directors, employees and employees of its subsidiaries options, restricted stock and stock appreciation rights relating to shares of QVC Group common stock ("QVC Group common stock") (collectively, "Awards").  The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).  The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Stock compensation expense, which was included in SG&A expense in the accompanying consolidated statements of operations, was $32 million, $53 million and $60 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Earnings (Loss) Attributable to QVC Group Stockholders and Earnings (Loss) Per Common Share

Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

Series A and Series B Common Stock

EPS for all periods through December 31, 2024, is based on the following WASO.  Excluded from diluted EPS for the years ended December 31, 2024, 2023 and 2022 are approximately 21 million, 26 million and 33 million potentially dilutive common shares, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2024	2023	2022

	number of shares in millions
Basic WASO	396	387	380
Potentially dilutive shares	—	1	3
Diluted WASO	396	388	383

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with the current year presentation.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  QVC Group considers (i) fair value measurements of non-financial instruments, (ii) accounting for income taxes and (iii) estimates of retail-related adjustments and allowances to be its most significant estimates.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories at interim and annual reporting periods. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance for the year ended December 31, 2024 and has applied it retrospectively to all prior periods presented in the financial statements. See note 15 for segment disclosures.

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Cash paid for interest	$458	471	447

Cash paid for income taxes, net	$153	107	284

The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,
	2024	2023

	amounts in millions
Cash and cash equivalents	$905	1,121
Restricted cash included in other current assets	18	15
Total cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$923	1,136

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

The Company's assets and liabilities measured at fair value are as follows:

	December 31, 2024			December 31, 2023
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$652	652	—	726	726	—
Debt	$282	—	282	219	—	219

The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the debt instruments are reported in the foregoing table as Level 2 fair value.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Equity securities	$(22)	(22)	13
Exchangeable senior debentures	(38)	(33)	324
Indemnification asset (1)	—	(5)	(273)
Other financial instruments	—	(1)	(9)
	$(60)	(61)	55

(1)	Pursuant to an indemnification agreement Liberty Broadband agreed to indemnify Liberty Interactive LLC (“LI LLC”) for certain payments made to holders of LI LLC’s 1.75% exchangeable senior debentures due 2046 (the “1.75% Exchangeable Senior Debentures”). As of December 31, 2023, all remaining 1.75% Exchangeable Senior Debentures were either retired or exchanged.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable.

The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk were losses of $27 million, gains of $50 million and gains of $341 million, net of the recognition of previously unrecognized gains and losses, for the years ended December 31, 2024, 2023, and 2022, respectively. During the year ended December 31, 2023, the Company recognized $60 million of previously unrecognized gains related to the retirement of a portion of the 1.75% Exchangeable Senior Debentures, which was recognized through  realized and unrealized gains (losses) on financial instruments, net on the consolidated statement of operations. The cumulative change was a gain of $512 million as of December 31, 2024, net of the recognition of previously unrecognized gains and losses.

(5) Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QxH	QVC International	CBI	Corporate and Other	Total

	amounts in millions
Balance at January 1, 2023	$2,693	778	12	18	3,501
Foreign currency translation adjustments	—	7	—	—	7
Dispositions (1)	—	—	—	(18)	(18)
Impairments	(326)	—	—	—	(326)
Balance at December 31, 2023	2,367	785	12	—	3,164
Foreign currency translation adjustments	—	(45)	—	—	(45)
Impairments	(902)	—	—	—	(902)
Balance at December 31, 2024	$1,465	740	12	—	2,217

(1)	Zulily goodwill was eliminated as a result of the divestiture of Zulily on May 24, 2023 (see note 1).

As presented in the accompanying consolidated balance sheets, tradenames is the other significant indefinite lived intangible asset, $2,120 million which all related to the QxH segment.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Television distribution rights	$535	(489)	46	592	(509)	83
Customer relationships	2,816	(2,722)	94	2,825	(2,684)	141
Other	1,241	(979)	262	1,193	(891)	302
Total	$4,592	(4,190)	402	4,610	(4,084)	526

The weighted average life of these amortizable intangible assets was approximately nine years at the time of acquisition.  However, amortization is expected to match the usage of the related asset and will be on an accelerated basis as demonstrated in table below.

Amortization expense for intangible assets with finite useful lives was $293 million, $305 million and $323 million for the years ended December 31, 2024, 2023 and 2022, respectively. Based on its amortizable intangible assets as of December 31, 2024, QVC Group expects that amortization expense will be as follows for the next five years (amounts in millions):

2025	$218
2026	$143
2027	$41
2028	$—
2029	$—

Impairments

During the fourth quarter of 2024, as a result of recent financial performance and macroeconomic conditions, the Company initiated a process to evaluate its current business model and long-term business strategy. It was determined that an indication of impairment existed for the QxH reporting unit related to the QVC and HSN tradenames and goodwill. With the assistance of a third party specialist, the fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $578 million for the QVC and HSN tradenames, was recorded during the fourth quarter of 2024, in the impairment of intangible assets line item in the consolidated statements of operations. With the assistance of a third party specialist, the fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $902 million was recorded, in the impairment of intangible assets line item in the consolidated statements of operations.

During prior years indications of impairment existed for the QxH and Zulily reporting units related to their tradenames and goodwill. With the assistance of a third party specialist, the fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using QxH’s and Zulily’s projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and impairments in the amounts of $180 million and $140 million for QxH (related to the tradename associated with the HSN brand) and Zulily, respectively, were recorded during the third quarter of 2022, in the impairment of intangible assets line item in the consolidated statements of operations. With the assistance of a third party specialist, the fair value of the QxH

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

and Zulily reporting units was determined using a discounted cash flow method (Level 3), and goodwill impairments in the amounts of $326 million and $2,535 million for QxH were recorded in 2023 and 2022, respectively, and a goodwill impairment of $226 million for Zulily was recorded in 2022, in the impairment of intangible assets line item in the consolidated statements of operations.

Based on the impairment losses recorded, the estimated fair value of the QxH reporting unit does not significantly exceed its carrying value as of December 31, 2024. As of December 31, 2024 the Company had accumulated goodwill impairment losses of $3,763 million attributed to the QxH reporting unit.

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2024	2024	2023

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029 (1)(2)(3)	350	128	101
3.75% Exchangeable Senior Debentures due 2030 (1)(2)(3)	428	154	118
Subsidiary level notes and facilities
QVC 4.85% Senior Secured Notes due 2024(3)	—	—	423
QVC 4.45% Senior Secured Notes due 2025(2)	586	585	585
QVC 4.75% Senior Secured Notes due 2027	44	44	575
QVC 4.375% Senior Secured Notes due 2028	72	72	500
QVC 6.875% Senior Secured Notes due 2029	605	605	—
QVC 5.45% Senior Secured Notes due 2034	400	400	399
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Bank Credit Facilities	1,195	1,195	857
Deferred loan costs	—	(29)	(32)
Total consolidated QVC Group debt	$5,497	4,968	5,340
Less debt classified as current		(867)	(642)
Total long-term debt		$4,101	4,698
(1)	Measured at fair value
(2)	Classified as current as of December 31, 2024
(3)	Classified as current as of December 31, 2023

Exchangeable Senior Debentures

Each $1,000 debenture of LI LLC’s 4% exchangeable senior debentures due 2029 (“4% Exchangeable Senior Debentures”) was exchangeable at the holder's option for the value of 3.2265 shares of Sprint Corporation (“Sprint”) common stock and 0.7860 shares of Lumen Technologies, Inc. (“Lumen Technologies”) (formerly known as CenturyLink, Inc.) common stock.   On April 1, 2020, T-Mobile US, Inc. (“T-Mobile”) completed its acquisition of Sprint Corporation

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

(“TMUS/S Acquisition”) for 0.10256 shares of T-Mobile for every share of Sprint Corporation. Following the TMUS/S Acquisition, the reference shares attributable to each $1,000 original principal amount of the 4% Exchangeable Senior Debentures consist of 0.3309 shares of common stock of T-Mobile, and 0.7860 shares of common stock of Lumen Technologies. LI LLC may, at its election, pay the exchange value in cash, T-Mobile and Lumen Technologies common stock or a combination thereof.  LI LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the principal amount of the debentures plus accrued interest.  As a result of various principal payments made to holders of the 4% Exchangeable Senior Debentures, the adjusted principal amount of each $1,000 debenture is $902 as of December 31, 2024.

Each $1,000 debenture of LI LLC's 3.75% exchangeable senior debentures due 2030 (“3.75% Exchangeable Senior Debentures”) was exchangeable at the holder's option for the value of 2.3578 shares of Sprint common stock and 0.5746 shares of Lumen Technologies common stock.  Following the TMUS/S Acquisition, each $1,000 debenture of LI LLC’s 3.75% Exchangeable Senior Debentures is exchangeable at the holder’s option for the value of 0.2419 shares of T-Mobile common stock and 0.5746 shares of Lumen Technologies common stock.  LI LLC may, at its election, pay the exchange value in cash, T-Mobile and Lumen Technologies common stock or a combination thereof.  LI LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the principal amount of the debentures plus accrued interest.  As a result of various principal payments made to holders of the 3.75% Exchangeable Senior Debentures, the adjusted principal amount of each $1,000 debenture is $931 as of December 31, 2024. On February 18, 2025, the Company completed the semiannual interest payment of $18.75 per $1,000 debenture and made an additional distribution of $0.3701 per debenture, resulting in an ending principal amount for each $1,000 debenture of $929 as of February 15, 2025.

QVC Group has elected to account for all of its exchangeables using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations.  On a quarterly basis, QVC Group determines whether a triggering event has occurred to require current classification of certain exchangeables, as discussed below.

The Company has classified the debentures that could be redeemed for cash as a current liability because the Company does not own shares to exchange the debentures or they are currently exchangeable. The Company also reviews the terms of the debentures on a quarterly basis to determine whether a triggering event for an open exchange window has occurred, which requires current classification of the exchangeables as the exchange is at the option of the holder. Exchangeable senior debentures classified as current totaled $282 million at December 31, 2024.

Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance.  At maturity, all of the Company's exchangeable debentures are payable in cash.

Senior Debentures

Interest on the 8.5% senior debentures due 2029 and the 8.25% senior debentures due 2030 (collectively, the “Senior Debentures”) is payable semi-annually based on the date of issuance. The Senior Debentures are stated net of aggregate unamortized discount and issuance costs of $3 million at December 31, 2024 and $3 million at December 31, 2023.  Such discount and issuance costs are being amortized to interest expense in the accompanying consolidated statements of operations.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

QVC Senior Secured Notes

During prior years, QVC issued $600 million principal amount of 4.85% senior secured notes at an issue price of 99.927% (the “2024 Notes”), $600 million principal amount of 4.45% senior secured notes due 2025 (the “2025 Notes”) at an issue price of 99.860%, $400 million principal amount 5.45% senior secured notes due 2034 at an issue price of 99.784%, $300 million principal amount of 5.95% senior secured notes due 2043 at an issue price of 99.973%, $225 million of 6.375% senior notes due 2067 (the “2067 Notes”) at par, and $500 million of the 6.25% senior secured notes due 2068 (“2068 Notes”) at par.

During the second quarter of 2023, QVC purchased $177 million of the outstanding 2024 Notes and $15 million of the outstanding 2025 Notes. As a result of the repurchases, QVC recorded a gain on extinguishment of debt, included in other, net in the consolidated statements of operations of $10 million for the year ended December 31, 2023.  The remaining outstanding 2024 Notes were repaid in March 2024. As of December 31, 2024, the remaining outstanding 2025 Notes are classified within the current portion of long-term debt as they mature in less than one year. On February 18, 2025, QVC repaid the remaining outstanding 2025 Notes, at maturity, using availability on the Credit Facility and cash on hand.

On September 11, 2024, QVC commenced a private offer to existing bondholders to exchange any and all of QVC’s outstanding 4.75% Senior Secured Notes due 2027 (the “2027 Notes”) for $350 principal amount of QVC’s newly-issued 6.875% Senior Secured Notes due April 2029 (the “2029 Notes”) and $650 in cash per $1,000 principal amount of 2027 Notes exchanged, and any and all of QVC’s outstanding 4.375% Senior Secured Notes due 2028 (the “2028 Notes”) for $1,000 principal amount of the 2029 Notes per $1,000 principal amount of 2028 Notes exchanged (the “Exchange”), and a private offer to purchase 2027 Notes and 2028 Notes for cash from holders who were not eligible to participate in the private exchange offer. On September 25, 2024, QVC issued $605 million aggregate principal amount of 2029 Notes and paid $352 million in cash consideration (including $277 million contributed by QVC Group) in exchange for $531 million of the 2027 Notes and $428 million of the 2028 Notes. The Exchange was accounted for as a debt modification in accordance with U.S. GAAP and fees paid to third parties were expensed during the year ended December 31, 2024 in other expense in the consolidated statement of operations.

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

The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of December 31, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes.  Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Credit Facility

On October 27, 2021, QVC amended and restated its latest credit agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement”) and refinanced the Credit Facility by entering into the Fifth Amended and Restated Credit Agreement with Zulily, CBI, and QVC Global, each a direct or indirect (or former, in the case of Zulily) wholly owned subsidiary of QVC Group, as borrowers (QVC, Zulily, CBI and QVC Global, collectively, the “Borrowers”), JPMorgan Chase Bank, N.A., as administrative agent, and the other parties named therein. In connection with the Zulily divestiture (see note 1), Zulily is no longer a co-borrower in the Credit Facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from QVC Group, which was approximately $80 million.

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

On June 20, 2023, QVC, QVC Global and CBI, as borrowers,  JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Fifth Amended and Restated Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with Secured Overnight Financing Rate (“SOFR”) based rate loans.  Borrowings that are SOFR-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio.

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

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Availability under the Fifth Amended and Restated Credit Agreement at December 31, 2024 was $1,586 million, which is limited by restrictions on our consolidated leverage ratio. The interest rates on the Fifth Amended and Restated Credit Agreement were 6.06%, 7.03%, and 5.75% at December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, outstanding trade letters of credit totaled $108 million and $116 million, respectively.

Five Year Maturities

The annual principal maturities of QVC Group's debt, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2025	$588
2026	$1,198
2027	$47
2028	$75
2029	$1,238

Fair Value of Debt

QVC Group estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to QVC Group for debt of the same remaining maturities (Level 2). The 2067 Notes and 2068 Notes are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value, based on quoted prices of instruments not considered to be active markets, of QVC Group's publicly traded debt securities that are not reported at fair value in the accompanying consolidated balance sheets is as follows (amounts in millions):

	December 31,
	2024	2023
Senior debentures	$374	350
QVC senior secured notes	$1,942	2,512

Due to the variable rate nature, QVC Group believes that the carrying amount of its subsidiary debt not discussed above approximated fair value at December 31, 2024.

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

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Our leases have remaining lease terms of less than one year to 18 years, some of which may include the option to extend for up to 20 years, and some of which include options to or terminate the leases within less than one year.

The components of lease cost during the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Operating lease cost (1)	$160	168	127
Finance lease cost
Depreciation of leased assets	$2	2	5
Interest on lease liabilities	—	—	3
Total finance lease cost	$2	2	8
(1)	Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

	December 31,
	2024	2023	2022
Weighted-average remaining lease term (years):
Finance leases	—	1.4	1.9
Operating leases	12.2	12.6	9.6
Weighted-average discount rate:
Finance leases	3.4%	2.3%	2.1%
Operating leases	14.4%	13.4%	10.2%

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2024	2023

	amounts in millions
Operating leases:
Operating lease ROU assets	$600	635

Current operating lease liabilities (1)	$41	39
Operating lease liabilities	598	615
Total operating lease liabilities	$639	654

Finance Leases:
Finance lease ROU assets (3)	$10	10
Finance lease ROU asset accumulated depreciation (3)	(10)	(8)
Finance lease ROU assets, net	$—	2
Current finance lease liabilities (1)	$—	1
Finance lease liabilities (2)	—	1
Total finance lease liabilities	$—	2
(1)	Included within the Other current liabilities line item on the consolidated balance sheets.
(2)	Included within the Other liabilities line item on the consolidated balance sheets.
(3)	Included within the Property and equipment line item on the consolidated balance sheets.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2024	2023	2022

	in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$116	126	108
Operating cash outflows from finance leases	$—	—	3
Financing cash outflows from finance leases	$1	2	6
ROU assets obtained in exchange for lease obligations:
Operating leases	$25	163	306

Future lease payments under operating leases with initial terms of one year or more at December 31, 2024 consisted of the following:

Operating Leases
amounts in millions
2025	$124
2026	114
2027	111
2028	109
2029	108
Thereafter	845
Total lease payments	$1,411
Less: imputed interest	772
Total lease liabilities	$639

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

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

In November 2022, QVC entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $182 million related to its German and U.K. facilities when the sale closed in January 2023. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years, with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recorded a gain of $113 million related to the successful sale leaseback of the German and U.K. properties during the first quarter of 2023 calculated as the difference between the aggregate consideration received and the carrying value of the properties. QVC accounted for the leases as operating at the close of the sale leaseback transaction and recorded $74 million of right-of-use assets and operating lease liabilities for the German and U.K. properties.

On October 31, 2022, the Company entered into foreign currency forward contracts with an aggregate notional amount of $167 million to mitigate the foreign currency risk associated with the sale and leaseback of Germany and U.K. properties. The forward did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the forward are reflected in realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations. The forward expired in January 2023 which resulted in a net cash settlement of $12 million.

In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property was owned as of December 31, 2023, and was considered held for sale and included in other assets, at cost, net of accumulated amortization in the accompanying consolidated balance sheet. Under the terms of the agreement, QVC received net cash proceeds of $6 million related to its German facility when the sale closed in February 2024. QVC recognized a $1 million gain related to the sale during the first quarter of 2024, calculated as the difference between the aggregate consideration received and the carrying value of the property. Concurrent with the sale, the Company entered into an agreement to lease a portion of the property back over two years and recorded an operating lease right-of-use asset and operating lease liability of $1 million.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

(8) Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Current:
Federal	$(86)	(8)	(99)
State and local	(6)	12	(29)
Foreign	(78)	(84)	(84)
	(170)	(80)	(212)
Deferred:
Federal	172	(50)	(4)
State and local	42	(3)	(27)
Foreign	(3)	(27)	19
	211	(80)	(12)
Income tax benefit (expense)	$41	(160)	(224)

The following table presents a summary of our domestic and foreign earnings (losses) from continuing operations before income taxes:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Domestic	$(1,525)	(236)	(2,530)
Foreign	234	302	222
Total	$(1,291)	66	(2,308)

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Computed expected tax benefit (expense)	$271	(14)	485
State and local income taxes, net of federal income taxes	24	(21)	(35)
Tax on foreign earnings, net of federal tax benefits	210	(24)	(15)
Change in valuation allowance affecting tax expense	(236)	—	—
Change in tax rate	(2)	16	(8)
Non-deductible equity distribution	(1)	—	(41)
Impairment of non-deductible goodwill	(189)	(68)	(580)
Non-deductible interest on Preferred Stock	(21)	(21)	(21)
Stock compensation	(6)	(17)	(6)
Executive compensation	(6)	(4)	(3)
Other, net	(3)	(7)	—
Income tax benefit (expense)	$41	(160)	(224)

For the year ended December 31, 2024, income tax benefit differs from the U.S. statutory rate of 21% due to an impairment of goodwill that is not deductible for tax purposes (see note 5), and a benefit from a foreign tax loss that is fully offset by a valuation allowance.

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

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2024	2023

	amounts in millions
Deferred tax assets:
Tax losses and credit carryforwards	$594	297
Foreign tax credit carryforwards	101	99
Accrued stock compensation	4	7
Operating lease liability	123	129
Other accrued liabilities	35	36
Prepaid royalty	43	68
Other	163	133
Deferred tax assets	1,063	769
Valuation allowance	(500)	(264)
Net deferred tax assets	563	505

Deferred tax liabilities:
Intangible assets	540	686
Fixed assets	22	106
Discount on exchangeable debentures	1,136	1,053
Other	152	159
Deferred tax liabilities	1,850	2,004
Net deferred tax liabilities	$1,287	1,499

As of December 31, 2024, the Company had a deferred tax asset of $594 million for net operating losses and interest expense carryforwards.  If not utilized to reduce income tax liabilities in future periods, $375 million of these loss carryforwards will expire at various times between 2025 and 2044. The remaining $219 million of losses and interest expense carryforwards may be carried forward indefinitely. These carryforwards are expected to be utilized by the Company, except for $416 million which, based on current projections, will not be utilized in the future and are subject to a valuation allowance.

As of December 31, 2024, the Company had a deferred tax asset of $101 million for foreign tax credit carryforwards. If not utilized to reduce income tax liabilities in future periods, these foreign tax credit carryforwards will expire at various times between 2026 and 2034.  The Company estimates that $82 million of its foreign tax credit carryforward will expire without utilization and are subject to a valuation allowance.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Balance at beginning of year	$67	97	88
Additions based on tax positions related to the current year	3	5	8
Additions for tax positions of prior years	—	1	12
Reductions for tax positions of prior years	(3)	(3)	(2)
Lapse of statute and settlements	(6)	(33)	(9)
Balance at end of year	$61	67	97

As of December 31, 2024, 2023 and 2022, the Company had recorded tax reserves of $61 million, $67 million and $97 million, respectively, related to unrecognized tax benefits for uncertain tax positions.  If such tax benefits were to be recognized for financial statement purposes, $48 million for the year ended December 31, 2024, would be reflected in the Company's tax expense and affect its effective tax rate.  QVC Group's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2025. The amount of unrecognized tax benefits related to these positions could change as a result of potential settlements, lapsing of statute of limitations and revisions of estimates. It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may decrease within the next twelve months by up to $19 million.

As of December 31, 2024, the Company's tax years prior to 2021 are closed for federal income tax purposes, and the Internal Revenue Service (“IRS”) has completed its examination of the Company's 2021 and 2022 tax years. However, 2021 and 2022 remain open until the statute of limitations lapses on October 15 of 2025 and 2026, respectively. The Company's 2023 and 2024 tax years are being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. Various states and foreign jurisdictions are currently examining the Company's prior years’ state and foreign income tax returns.

The Company recorded $8 million of accrued interest and penalties related to uncertain tax positions for the year ended December 31, 2024, $6 million for the year ended December 31, 2023, and $33 million for the year ended December 31, 2022.

(9) Stockholders' Equity

Preferred Stock

On September 14, 2020, QVC Group issued its Preferred Stock. There were 13,500,000 shares of Preferred Stock authorized and 12,723,258 shares and 12,706,843 shares issued and outstanding at December 31, 2024 and 2023, respectively.

Priority. The Preferred Stock ranks senior to the shares of QVC Group common stock, with respect to dividend rights, rights of redemption and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of QVC Group’s affairs. Shares of Preferred Stock are not convertible into shares of QVC Group common stock.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Dividends. Holders of the Preferred Stock are entitled to receive quarterly cash dividends at a rate of 8.0% per annum of the liquidation price (as described below) on a cumulative basis, during the term. If declared, accrued dividends will be payable quarterly on each dividend payment date, beginning December 15, 2020 and thereafter on each March 15, June 15, September 15, and December 15 during the term (or, if such date is not a business day, the next business day after such date). If QVC Group fails to pay dividends or the applicable redemption price with respect to any redemption within 30 days after the applicable dividend payment or redemption date, the dividend rate will increase as provided by the Certificate of Designations for the Preferred Stock (the “Certificate of Designations”). Accrued dividends that are not paid within 30 days after the applicable dividend payment date will be added to the liquidation price until paid together with all dividends accrued thereon.

The ability of QVC Group to declare or pay any dividend on, or purchase, redeem, or otherwise acquire, any of its common stock or any other stock ranking on parity with the Preferred Stock will be subject to restrictions if QVC Group does not pay all dividends and all redemption payments on the Preferred Stock, subject to certain exceptions as set forth in the Certificate of Designations.

During the years ended December 31, 2024, 2023 and 2022, the Company declared and paid four quarterly cash dividends, each for $2.00 per share to stockholders of record of the Preferred Stock.  On February 14, 2025, the Company declared a quarterly cash dividend of $2.00 per share, which will be payable in cash on March 17, 2025 to stockholders of record of the Preferred Stock at the close of business on February 28, 2025.

Distributions upon Liquidation, Dissolution or Winding Up. Upon QVC Group’s liquidation, winding-up or dissolution, each holder of shares of the Preferred Stock will be entitled to receive, before any distribution is made to the holders of QVC Group common stock, an amount equal to the liquidation price plus all unpaid dividends (whether or not declared) accrued from the immediately preceding dividend payment date, subject to the prior payment of liabilities owed to QVC Group’s creditors and the preferential amounts to which any stock senior to the Preferred Stock is entitled. The Preferred Stock has a liquidation price equal to the sum of (i) $100, plus (ii) all accrued and unpaid dividends (whether or not declared) that have been added to the liquidation price.

Mandatory and Optional Redemption. The Preferred Stock is subject to mandatory redemption on March 15, 2031 at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date. On or after the fifth anniversary of September 14, 2020 (the “Original Issue Date”), QVC Group may redeem all or a portion of the outstanding shares of Preferred Stock, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date plus, if the redemption is (x) on or after the fifth anniversary of the Original Issue Date but prior to its sixth anniversary, 4.00% of the liquidation price, (y) on or after the sixth anniversary of the Original Issue Date but prior to its seventh anniversary, 2.00% of the liquidation price and (z) on or after the seventh anniversary of the Original Issue Date, zero. Both mandatory and optional redemptions must be paid in cash.

Voting Power. Holders of the Preferred Stock will not have any voting rights or powers, except as specified in the Certificate of Designations or as required by Delaware law.

Preferred Stock Directors. So long as the aggregate liquidation price of the outstanding shares of Preferred Stock exceeds 25% of the aggregate liquidation price of the shares of Preferred Stock issued on the Original Issue Date, holders of Preferred Stock will have certain director election rights as described in the Certificate of Designations whenever dividends on shares of Preferred Stock have not been declared and paid for two consecutive dividend periods and whenever QVC Group fails to pay the applicable redemption price in full with respect to any redemption of the Preferred Stock or fails to make a payment with respect to the Preferred Stock in connection with a liquidation or Extraordinary Transactions (as defined in the Certificate of Designations).

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the consolidated balance sheets.  The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share.  Given the liability classification of the Preferred Stock, all dividends accrued are classified as interest expense in the consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $439 million and $457 million as of December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, QVC Group reserved for issuance upon exercise of outstanding stock options approximately 19.2 million shares of Series A common stock and approximately 0.4 million shares of Series B common stock.

In addition to the Series A and Series B common stock, there are 4 billion shares of Series C common stock authorized for issuance, respectively. As of December 31, 2024, no shares of any Series C common stock were issued or outstanding.

Purchases of Common Stock

There were no shares of Series A common stock repurchased during the years ended December 31, 2024, 2023 and 2022.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

(10)  Related Party Transactions with Officers and Directors

Chairman Compensation Arrangement

In December 2019, LMC entered into a new employment arrangement with Gregory B. Maffei, our Chairman.  The arrangement provided for a five year employment term which began on January 1, 2020 and ended December 31, 2024, with an annual base salary of $3 million (with no contracted increase), a one-time cash commitment bonus of $5 million (paid in December 2019), an annual target cash performance bonus of $17 million (with payment subject to the achievement of one or more performance metrics as determined by the applicable company’s Compensation Committee), upfront equity awards and annual equity awards (as described below).

The Chairman was entitled to receive term equity awards with an aggregate GDFV of $90 million (the “Upfront Awards”) which were granted in two equal tranches. The first tranche consisted of time-vested stock options from each of QVC Group, LMC, Liberty Broadband and GCI Liberty and time-vested restricted stock units (“RSUs”) from Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”) (collectively, the “2019 term awards”) that vested, in each case, on December 31, 2023 (except Liberty TripAdvisor’s award of time-vested RSUs, which vested on December 15, 2023). The second tranche of the Upfront Awards consisted of time-vested stock options from each of LMC, QVC Group, Liberty Broadband and GCI Liberty and time-vested RSUs from Liberty TripAdvisor (collectively, the “2020 term awards”) that vested, in each case, on December 31, 2024 (except Liberty TripAdvisor’s award of time-vested RSUs, which vested on December 7, 2024).

The Chairman was also entitled to receive annual equity award grants with an annual aggregate GDFV of $17.5 million, consisting of time-vested options, performance-based RSUs or a combination of both, at the election of the Chairman.  The annual equity awards were granted directly by QVC Group, LMC, Liberty Broadband, Atlanta Braves Holdings, Inc. and Liberty TripAdvisor according to their applicable allocation percentage.  The allocation percentage was determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on an LMC-wide and Chairman basis, weighted 50%, in each case, absent agreement to the contrary by QVC Group, LMC, Liberty Broadband, Atlanta Braves Holdings, Inc. and Liberty TripAdvisor in consultation with the Chairman. The allocation percentage was then adjusted annually and following certain events. For the years ended December 31, 2024, 2023 and 2022 the allocation percentage for QVC Group was 10%, 11% and 13%, respectively. Vesting of any annual performance-based RSUs was subject to the achievement of one or more performance metrics as approved by the Compensation Committee of the applicable company with respect to its respective allocable portion of the annual performance-based RSUs.

Our Chairman’s employment arrangement with LMC ended on December 31, 2024, but he continues to serve as Chairman of QVC Group.

CEO Employment Agreement

On July 12, 2021, the Compensation Committee of the Board of Directors of QVC Group approved the Company’s entry into an employment agreement with David Rawlinson II, effective July 12, 2021. Effective October 1, 2021, Mr. Rawlinson began to serve as President and Chief Executive Officer of QVC Group. Mr. Rawlinson concurrently assumed the same positions with QVC. Mr. Rawlinson joined the Board of Directors effective January 1, 2022.  On December 27, 2024, QVC Group and Mr. Rawlinson entered into an agreement to extend his current employment arrangement through February 28, 2025.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Maffei Arrangements

On June 3, 2021, the Company and Mr. Maffei entered into a Stock Exchange Agreement (the “Maffei Stock Exchange Agreement”) pursuant to which, among other things, QVC Group agreed that on the terms and subject to the conditions of the Maffei Stock Exchange Agreement, Mr. Maffei, at his option (during the six-month period following the vesting of the performance-based restricted stock unit award granted to Mr. Maffei on March 10, 2021), may transfer to the Company the number of shares of QVC Group Series A common stock (“QVCGA”) actually received by Mr. Maffei upon vesting of such performance-based restricted stock unit award in exchange for an equivalent number of newly-issued shares of QVC Group Series B common stock (“QVCGB”).

Pursuant to the terms of the Maffei Stock Exchange Agreement, on March 25, 2022, Mr. Maffei transferred to the Company an aggregate of 229,022 shares of QVCGA received by Mr. Maffei upon vesting of the performance-based RSU award granted to Mr. Maffei on March 10, 2021 and in exchange, the Company issued to Mr. Maffei an equivalent number of shares of QVCGB. Each share of QVCGB stock is convertible, at the option of the holder, into one share of QVCGA.

On September 25, 2024, the Company entered into a call agreement (the “Call Agreement”) with Gregory B. Maffei, pursuant to which Mr. Maffei granted to the Company the right to purchase all shares of High Vote Stock (as defined below) owned by Mr. Maffei and certain successors and permitted transferees (collectively, the “Maffei Group”) upon Mr. Maffei’s death. If that right is exercised, the Company may acquire the High Vote Stock at a price equal to the market price of the Low Vote Stock (as defined below) into which such High Vote Stock is convertible, plus a 10% premium. The Company also has a right of first refusal to purchase High Vote Stock that a member of the Maffei Group may propose to sell to a third party, at a purchase price equal to the lesser of (i) the price offered by the third party and (ii) the market price of the Low Vote Stock into which such High Vote Stock is convertible, plus a 10% premium. In either case, if the Company exercises its right to purchase the High Vote Stock of the applicable member of the Maffei Group, such member of the Maffei Group can elect to receive from the Company the purchase price for such High Vote Stock in cash, shares of Low Vote Stock or a combination thereof. The Call Agreement also prohibits any member of the Maffei Group from disposing of High Vote Stock, except for certain exempt transfers (such as transfers to specified related parties, the conversion of any High Vote Stock to Low Vote Stock on a one-for-one basis or certain dispositions to satisfy withholding obligations in connection with the exercise of stock options) and except if the Company fails to exercise its right of first refusal in connection with a proposed sale of High Vote Stock to a third party.

For purposes of the Call Agreement, “High Vote Stock” is common stock of the Company of any series that has voting rights greater than one vote per share, while “Low Vote Stock” is common stock of the Company of any series that has not more than one vote per share. The High Vote Stock currently consists of the QVCGB, while the Low Vote Stock currently consists of the QVCGA.

(11) Stock-Based Compensation

QVC Group - Incentive Plans

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

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Pursuant to the QVC Group, Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”), the Company may grant Awards in respect of a maximum of 30.0 million shares of QVC Group common stock plus the shares remaining available for Awards under the prior QVC Group, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”), as amended, as of close of business on May 20, 2020, the day before the effective date of the 2020 Plan.  Any forfeited shares from the 2016 Plan shall also be available again under the 2020 Plan.  Awards generally vest over 1-5 years and have a term of 7-10 years. QVC Group issues new shares upon exercise of equity awards.

QVC Group – Grants

The following table presents the number and weighted average GDFV of Awards granted by QVC Group during the years ended December 31, 2024, 2023 and 2022:

	For the Years ended December 31,
	2024		2023		2022
	Awards Granted (000's)	Weighted Average GDFV	Awards Granted (000's)	Weighted Average GDFV	Awards Granted (000's)	Weighted Average GDFV

Series A common stock RSUs, subsidiary employees (1)	—	$—	3,519	$0.93	17,302	$3.82
Series A common stock RSUs, QVC Group employees and directors (2)	4	$0.57	680	$1.40	899	$2.72
Series A common stock RSUs, David Rawlinson II (3)	3,738	$1.23	1,869	$1.51	596	$4.91
Series B common stock RSUs, QVC Group Chairman of the Board (4)	296	$5.01	353	$5.51	327	$4.95
(1)	Grants made in 2023 vest between one and three years. Grants made in 2022 generally vest annually over three years.
(2)	Grants mainly vest in one year for directors and one year from the month of grant for employees, subject to the satisfaction of certain performance objectives.
(3)	Grant made in 2024 vests one year from the month of grant, grant made in 2023 cliff vested in March 2024 and grant made in 2022 cliff vested in March 2023, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Grants were made in connection with Mr. Rawlinson’s employment agreement (see note 10).
(4)	QVC Group granted 296 thousand, 353 thousand and 327 thousand performance-based RSUs of QVCGB in 2024, 2023 and 2022, respectively. These grants vest one year from the month of the grant, subject to the satisfaction of certain performance objectives. Grants were made in connection with our Chairman’s employment agreement.

Also during the year ended December 31, 2024, QVC Group granted 20.4 million and 941 thousand performance-based, cash-settled RSUs of QVCGA to subsidiary employees and QVC Group employees, respectively, and 21.2 million time-based, cash-settled RSUs of QVCGA to subsidiary employees. During the year ended December 31, 2023, QVC Group granted 20.4 million performance-based, cash-settled RSUs of QVCGA to subsidiary employees.  These cash-settled RSUs mainly vest equally over three years, subject to the satisfaction of certain performance objectives, as applicable. The liability and compensation expense related to such awards is adjusted at the end of each reporting period based on the closing market price of QVCGA on the last trading day of the quarter combined with the probability of satisfying the performance objectives, as applicable.

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

For awards that are performance-based, performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

Pursuant to the terms of the Maffei Stock Exchange Agreement, on March 25, 2022, Mr. Maffei transferred to the Company an aggregate of 229,022 shares of QVCGA received by Mr. Maffei upon vesting of the performance-based RSU award granted to Mr. Maffei on March 10, 2021 and in exchange, the Company issued to Mr. Maffei an equivalent number of shares of QVCGB. Each share of QVCGB stock is convertible, at the option of the holder, into one share of QVCGA.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent re-measurement of its liability classified awards using the Black-Scholes-Merton model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of the Company's stock. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options. There were no options granted in 2024, 2023 and 2022.

QVC Group - Outstanding Awards

The following table presents the number and weighted average exercise price ("WAEP") of options to purchase QVC Group common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

	QVC Group
	Series A					Series B
			Weighted		Aggregate			Weighted		Aggregate
			average		intrinsic			average		intrinsic
	Options		remaining		value	Options		remaining		value
	(000's)	WAEP	life		(in millions)	(000's)	WAEP	life		(in millions)
Options outstanding at January 1, 2024	23,530	$7.72				723	$12.35
Granted	—	$—				—	$—
Exercised	—	$—				—	$—
Forfeited/Cancelled	(4,299)	$10.55				(316)	$11.59
Options outstanding at December 31, 2024	19,231	$7.09	1.9	years	$—	407	$12.95	0.3	years	$—
Options exercisable at December 31, 2024	19,173	$7.08	1.9	years	$—	407	$12.95	0.3	years	$—

The following table presents the number and weighted average GDFV of RSUs granted to certain officers, employees and directors of the Company.

		Weighted		Weighted
	Series A	Average	Series B	Average
	(000's)	GDFV	(000's)	GDFV
RSUs outstanding at January 1, 2024	14,691	$3.30	353	$5.51
Granted	3,742	$1.23	296	$5.01
Vested	(7,400)	$3.66	(353)	$4.85
Forfeited/Cancelled	(2,273)	$2.37	—	$—
RSUs outstanding at December 31, 2024	8,760	$2.35	296	$5.01

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

QVC Group - Restricted Stock and Restricted Stock Units

The Company has approximately 8.8 million, 296 thousand and 552 unvested RSAs and RSUs of QVCGA, QVCGB and Preferred Stock, respectively, held by certain directors, officers and employees of the Company as of December 31, 2024.  The QVCGA and QVCGB unvested RSAs and RSUs have a weighted average GDFV of $2.37 per share and $5.01 per share, respectively, and there is currently no incremental cost associated with the unvested Preferred Stock RSAs and RSUs.

The aggregate fair value of all QVCGA, QVCGB and Preferred Stock RSAs and RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $11 million, $13 million and $25 million, respectively.

QVC Group - Exercises

There were no options exercised in 2024. The aggregate intrinsic value of all options exercised during the years ended December 31, 2023 and 2022 was $4 thousand and $1 million, respectively.

As of December 31, 2024, the total unrecognized compensation cost related to unvested QVC Group Awards was approximately $10 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.3 years.

As of December 31, 2024, QVC Group reserved 19.6 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock options.

(12) Employee Benefit Plans

Subsidiaries of QVC Group sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in QVC Group common stock, as well as other mutual funds.  The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees.  Employer cash contributions to all plans aggregated $27 million, $26 million and $29 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

			Comprehensive
	Foreign	Share of	Earnings (loss)
	currency	AOCI	Attributable to
	translation	of equity	Credit Risk
	adjustments	affiliates	Adjustments	Other	AOCI

	amounts in millions
Balance at January 1, 2022	$(183)	(5)	21	88	(79)
Other comprehensive earnings (loss) attributable to QVC Group, Inc. stockholders	(166)	—	277	(14)	97
Balance at December 31, 2022	(349)	(5)	298	74	18
Other comprehensive earnings (loss) attributable to QVC Group, Inc. stockholders	23	5	84	(44)	68
Balance at December 31, 2023	$(326)	—	382	30	86
Other comprehensive earnings (loss) attributable to QVC Group, Inc. stockholders	(80)	—	(21)	—	(101)
Balance at December 31, 2024	$(406)	—	361	30	(15)

The components of other comprehensive earnings (loss) are reflected in QVC Group's consolidated statements of comprehensive earnings (loss) net of taxes.  The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount

	amounts in millions
Year ended December 31, 2024:
Foreign currency translation adjustments	$(82)	(5)	(87)
Comprehensive earnings (loss) attributable to credit risk adjustments	(27)	6	(21)
Other comprehensive earnings (loss)	$(109)	1	(108)
Year ended December 31, 2023:
Foreign currency translation adjustments	$17	(2)	15
Recognition of previously unrealized losses (gains) on debt, net	(60)	17	(43)
Comprehensive earnings (loss) attributable to credit risk adjustments	111	(27)	84
Other	5	—	5
Other comprehensive earnings (loss)	$73	(12)	61
Year ended December 31, 2022:
Foreign currency translation adjustments	$(185)	3	(182)
Recognition of previously unrealized losses (gains) on debt, net	(18)	4	(14)
Comprehensive earnings (loss) attributable to credit risk adjustments	365	(88)	277
Other comprehensive earnings (loss)	$162	(81)	81

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

(14) Commitments and Contingencies

Litigation

QVC Group has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible QVC Group may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

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

In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim.  During the year ended December 31, 2023, the Company received $280 million of insurance proceeds, of which $210 million represented recoveries for business interruption losses. During the year ended December 31, 2023, the Company recorded $32 million of fire related costs and recognized net gains of $208 million representing proceeds received in excess of recoverable losses in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statements of operations.

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

Project Athens

On June 27, 2022, QVC Group announced a five-point turnaround plan designed to stabilize and differentiate its QVC-U.S. and HSN brands and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength.

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

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for IT services to a managed services model. As a result, during the year ended December 31, 2024, QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.

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

Zulily Restructuring

In the first quarter of 2022, Zulily began to execute a series of transformation initiatives, beginning with the announcement of the closure of its fulfillment center in Bethlehem, Pennsylvania, and reduction in corporate workforce. Zulily recorded $5 million of restructuring charges during the year ended December 31, 2023, related to its reduction in corporate workforce. Zulily recorded $13 million of restructuring charges during the year ended December 31, 2022, approximately $9 million of which related to its regional office space strategy and expenses associated with the Pennsylvania facility closure, and approximately $4 million of which related to a reduction in corporate workforce. Zulily was a wholly owned subsidiary of QVC Group until its divestiture on May 24, 2023 (see note 1).

(15) Information About QVC Group's Operating Segments

QVC Group, through its ownership interests in subsidiaries and other companies, is primarily engaged in the video and on-line commerce industries. QVC Group identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of QVC Group's annual pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.

QVC Group’s chief operating decision maker, the chief executive officer, evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, cost of goods sold, gross profit, operating expense, advertising expense, selling, general and administrative expense and Adjusted OIBDA, in addition to average sales price per unit, number of units shipped and revenue or sales per customer equivalent. In addition, QVC Group reviews nonfinancial measures such as unique website visitors, conversion rates and active customers, as appropriate.

For segment reporting purposes, QVC Group defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and SG&A excluding stock-based compensation and, where applicable, separately identified items impacting comparability. QVC Group believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, penalties, acquisition-related costs, fire related

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

costs, net of recoveries (including Rocky Mount inventory losses) and gains on sale leaseback transactions, that are included in the measurement of operating income (loss) pursuant to GAAP.  Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. QVC Group generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the year ended December 31, 2024, QVC Group has identified the following consolidated subsidiaries as its reportable segments:

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

QVC Group's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant accounting policies.

Performance Measures

	Year ended December 31, 2024
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Net Revenue	$6,598	2,399	1,040	—	10,037
Cost of goods sold	4,373	1,532	619	—	6,524
Gross profit	2,225	867	421	—	3,513
Operating expense	512	181	41	—	734
Advertising expense	277	35	172	—	484
Selling, general and administrative expense (excluding stock based compensation and advertising)	671	318	172	31	1,192
Adjusted OIBDA	$765	333	36	(31)	1,103

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

	Year ended December 31, 2023
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Net Revenue	$6,995	2,454	1,165	301	10,915
Cost of goods sold (excluding depreciation and amortization)	4,711	1,562	717	240	7,230
Gross profit	2,284	892	448	61	3,685
Operating expense	549	190	45	11	795
Advertising expense	251	38	178	30	497
Selling, general and administrative expense (excluding stock based compensation and advertising)	738	339	158	84	1,319
Adjusted OIBDA	$746	325	67	(64)	1,074

	Year ended December 31, 2022
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Net Revenue	$7,359	2,528	1,313	906	12,106
Cost of goods sold (excluding depreciation, amortization, and Rocky Mount inventory losses)	5,131	1,620	850	721	8,322
Gross profit	2,228	908	463	185	3,784
Operating expense	562	198	48	27	835
Advertising expense	259	39	166	72	536
Selling, general and administrative expense (excluding stock based compensation and advertising)	657	313	171	208	1,349
Adjusted OIBDA	$750	358	78	(122)	1,064

Other Information

	December 31, 2024		December 31, 2023

	Total	Capital	Total	Capital
	assets	expenditures	assets	expenditures

	amounts in millions
QxH	$6,388	122	8,088	128
QVC International	1,761	51	1,892	54
CBI	567	26	566	45
Corporate and other	527	—	822	3
Consolidated QVC Group	$9,243	199	11,368	230

Table Contents

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Consolidated segment Adjusted OIBDA	$1,103	1,074	1,064
Stock-based compensation	(32)	(53)	(60)
Depreciation and amortization	(383)	(407)	(481)
Restructuring, penalties and fire related (costs), net of recoveries	(18)	189	(3)
Gains on sale of assets and sale leaseback transactions	1	113	520
Impairment of intangible assets	(1,480)	(326)	(3,081)
Operating income	(809)	590	(2,041)
Interest expense	(468)	(451)	(456)
Interest and dividend income	50	52	10
Realized and unrealized gains (losses) on financial instruments, net	(60)	(61)	55
Loss on disposition of Zulily, net	—	(64)	—
Tax sharing income (expense) with Liberty Broadband	(4)	(11)	79
Other, net	—	11	45
Earnings (loss) from continuing operations before income taxes	$(1,291)	66	(2,308)

Revenue by Geographic Area

The following table summarizes net revenue generated by subsidiaries located within the identified geographic areas:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
United States	$7,638	8,442	9,514
Japan	870	945	1,017
Germany	785	788	813
Other foreign countries	744	740	762
	$10,037	10,915	12,106

Long-lived Assets by Geographic Area

	December 31,
	2024	2023

	amounts in millions
U.S.	$351	348
Japan	81	91
Germany	21	19
Other foreign countries	49	54
	$502	512

Table Contents

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2025:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2025 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2025.

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

3.2	Amendment to Restated Certificate of Incorporation of the Registrant.*

3.3

Amended and Restated Bylaws of the Registrant, as amended effective February 21, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on February 24, 2025 (File No. 001-33982)).

3.4

Certificate of Designations of 8.0% Series A Cumulative Redeemable Preferred Stock (incorporated by reference Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2020 (File No. 001-33982)).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1

Form of Specimen certificate for shares of the Registrant's Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on May 24, 2018 (File No. 001-33982 (the “2018 Form 8-A”).

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

10.7

Form of Restricted Stock Award Agreement under the 2007 Incentive Plan and the 2010 Incentive Plan for certain designated award recipients (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (File No. 001-33982)). +

10.8

Form of Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 23, 2012 (File No. 001-33982)).

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

10.16	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.49 to the Liberty 2015 Form 10-K). +

10.17

Form of 2017 Term Option Agreement under the 2016 Incentive Plan for Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 9, 2017 (File No. 001-33982) (the “2017 Q3 Form 10-Q”)). +

10.18	Form of Nonqualified Stock Option Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.5 to the 2017 Q3 Form 10-Q). +

10.19

HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to HSN, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 20, 2014 (File No. 01-34061)). +

10.20	HSN, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A of HSN, Inc.’s 2017 Proxy Statement on Schedule 14A filed on April 10, 2017 (File No. 01-34061)). +

10.21

Letter Agreement between Liberty Interactive Corporation and Liberty Media Corporation relating to the Services Agreement (incorporated by reference to Exhibit 10.60 to Liberty Media Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018 (File No. 001-35707)).

10.22

Amendment, dated March 13, 2018, of certain Liberty Interactive Corporation incentive plans (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 file on May 10, 2018 (File No. 001-33982)).+

10.23

Tax Sharing Agreement, dated as of March 9, 2018, by and between Liberty Interactive Corporation and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385) (the “GCI March Form 8-K”)).

10.24

Indemnification Agreement, dated as of March 9, 2018, by and among Liberty Interactive Corporation, GCI Liberty, Inc., Liberty Interactive LLC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to the GCI March Form 8-K).

10.25

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

10.26

First Supplemental Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the 2018 QVC Form 8-A).

10.27	Form of QVC, Inc. 6.375% Senior Secured Notes due 2067 (incorporated by reference to Exhibit 4.3 to the 2018 QVC Form 8-A).

10.28

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

10.29	Form of 6.250% Senior Secured Notes due 2068 (incorporated by reference to Exhibit 4.3 to the 2019 QVC Form 8-A).

10.30

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed on May 10, 2019 (File No. 001-33982)).

10.31

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

10.32

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-35707)). +

10.33

Form of Annual Option Award Agreement between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-33982) (the “December 2019 Form 8-K”)). +

10.34	Form of Annual Performance-based Restricted Stock Unit Award Agreement between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.4 to the December 2019 Form 8-K). +

10.35

Form of Upfront Award Agreement between the Registrant and Gregory B. Maffei under the QVC Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 Form 8-K). +

10.36

Third Supplemental Indenture, dated February 4, 2020, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to QVC Inc.’s Current Report on Form 8-K (File No. 001-38654) filed on February 4, 2020 (the “February 2020 Form 8-K”)).

10.37	Form of 4.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.3 to the February 2020 Form 8-K).

10.38	QVC Group, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on April 14, 2020 (File No. 001-33982)). +

10.39

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

10.40	Form of 4.375% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to the August 2020 Form 8-K).

10.41

Form of Nonqualified Stock Option Agreement under the QVC Group, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (File No. 001-33982)(the “2020 Form 10-K”)).+

10.42

Form of Restricted Stock Units Agreement under the QVC Group, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.68 to the 2020 Form 10-K).+

10.43

Form of Nonqualified Stock Option Agreement under the QVC Group, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.69 to the 2020 Form 10-K).+

10.44

Form of Performance-Based Restricted Stock Units Agreement under the QVC Group, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021 (File No. 001-33982) (the “March 2021 Form 10-Q”)).+

10.45

Stock Exchange Agreement, dated June 3, 2021, among John C. Malone, Leslie A. Malone, The John C. Malone 1995 Revocable Trust, The Leslie A. Malone 1995 Revocable Trust, The Tracy M. Neal Trust A, The Evan D. Malone Trust A and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-33982) (the “June 2021 Form 8-K”)).

10.46	Stock Exchange Agreement, dated June 3, 2021, between Gregory B. Maffei and the Registrant (incorporated by reference to Exhibit 10.2 to the June 2021 8-K).

10.47

Waiver Letter and Amendment of Employment Agreement, dated June 3, 2021, among Gregory B. Maffei, Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.3 to the June 2021 Form 8-K).+

10.48

Restricted Share Award Agreement under the QVC Group, Inc. 2020 Omnibus Incentive Plan, as amended, dated as of June 3, 2021, by and between the Registrant and Gregory B. Maffei. (incorporated by reference to Exhibit 10.4 to the June 2021 8-K).+

10.49

Employment Agreement, effective as of July 12, 2021, by and between David Rawlinson and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2021 (File No. 001-33982)).+

10.50

Extension Letter, dated December 27, 2024, between David Rawlinson and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 27, 2024 (File No. 001-33982)).+

10.51

Fifth Amended and Restated Credit Agreement, dated as of October 27, 2021, among QVC, Inc., Zulily, LLC, QVC Global Corporate Holdings, LLC and Cornerstone Brands, Inc., as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to QVC, Inc.’s Current Report on Form 8-K filed on October 28, 2021 (File No. 001-38654)).

10.52

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

10.53

Indenture, dated September 25, 2024, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., Ami 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, HSN, Inc., HSNi, LLC, HSN Holding LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to QVC Inc.'s Current Report on Form 8-K (File No. 001-38654) as filed on September 26, 2024 (the “September 2024 Form 8-K”).

10.54	Form of 6.875% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.1 to the September 2024 Form 8-K).

10.55

Call Agreement, dated as of September 25, 2024, by and between Qurate Retail, Inc. and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33982) as filed on September 25, 2024).

19	QVC Group, Inc. Insider Trading Policies and Procedures.*

21	Subsidiaries of QVC Group, Inc.*

23.1	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

97

QVC Group, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-33982) as filed on February 28, 2024).

99.1	Reconciliation of QVC Group, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

QVC GROUP, INC.

Date: February 27, 2025	By /s/ DAVID RAWLINSON II
David Rawlinson II
Chief Executive Officer and President

Date: February 27, 2025	By /s/ BRIAN J. WENDLING
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board and Director	February 27, 2025
Gregory B. Maffei

/s/David Rawlinson II	Chief Executive Officer, President and Director	February 27, 2025
David Rawlinson II

/s/Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	February 27, 2025
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/Richard N. Barton	Director	February 27, 2025
Richard N. Barton

/s/John C. Malone	Director	February 27, 2025
John C. Malone

/s/M. Ian G. Gilchrist	Director	February 27, 2025
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 27, 2025
Evan D. Malone

/s/Larry E. Romrell	Director	February 27, 2025
Larry E. Romrell

/s/ Andrea L. Wong	Director	February 27, 2025
Andrea L. Wong

/s/Fiona P. Dias	Director	February 27, 2025
Fiona P. Dias