Form 10-Q
period 2025-03-31
QVC Group, Inc.
filed 2025-05-07
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of QVC Group, Inc.'s common stock as of April 30, 2025 was:

Series A common stock	394,321,833
Series B common stock	9,114,716

QVC GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2025	2024

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$833	905
Trade and other receivables, net of allowance for credit losses of $89 million and $91 million, respectively	844	1,143
Inventories	1,184	1,061
Other current assets	165	190
Total current assets	3,026	3,299
Property and equipment, net of accumulated depreciation of $1,005 million and $958 million, respectively	478	502
Intangible assets not subject to amortization (note 5):
Goodwill	2,243	2,217
Tradenames	2,120	2,120
	4,363	4,337
Intangible assets subject to amortization, net (note 5)	419	402
Operating lease right-of-use assets	589	600
Other assets, at cost, net of accumulated amortization	106	103
Total assets	$8,981	9,243

(continued)

See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2025	2024

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$676	776
Accrued liabilities	811	953
Current portion of debt, $242 million and $282 million measured at fair value (note 6)	242	867
Other current liabilities	89	128
Total current liabilities	1,818	2,724
Long-term debt (note 6)	4,758	4,101
Deferred income tax liabilities	1,321	1,313
Preferred stock (note 7)	1,272	1,272
Operating lease liabilities	592	598
Other liabilities	113	120
Total liabilities	9,874	10,128
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 394,321,833 shares at March 31, 2025 and 389,654,508 shares at December 31, 2024	4	4
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 9,114,716 shares at March 31, 2025 and 8,927,840 shares at December 31, 2024	—	—
Series C common stock, $.01 par value. Authorized 4,000,000,000 shares; no shares issued	—	—
Additional paid-in capital	136	134
Accumulated other comprehensive earnings (loss), net of taxes	73	(15)
Retained earnings (accumulated deficit)	(1,194)	(1,094)
Total stockholders' equity	(981)	(971)
Noncontrolling interests in equity of subsidiaries	88	86
Total equity	(893)	(885)
Commitments and contingencies (note 9)
Total liabilities and equity	$8,981	9,243

See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2025	2024

	amounts in millions, except per share amounts
Total revenue, net	$2,105	2,342
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,386	1,511
Operating expense	163	180
Selling, general and administrative, including stock-based compensation (note 2)	383	408
Depreciation and amortization	102	99
Restructuring costs (note 9)	57	—
Gain on sale leaseback transaction	—	(1)
	2,091	2,197
Operating income (loss)	14	145
Other income (expense):
Interest expense	(112)	(117)
Dividend and interest income	8	12
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(15)	(7)
Other, net	2	(2)
	(117)	(114)
Earnings (loss) before income taxes	(103)	31
Income tax (expense) benefit	12	(23)
Net earnings (loss)	(91)	8
Less net earnings (loss) attributable to the noncontrolling interests	9	9
Net earnings (loss) attributable to QVC Group, Inc. shareholders	$(100)	(1)

Basic net earnings (loss) attributable to Series A and Series B QVC Group, Inc. shareholders per common share (note 3):	$(0.25)	—
Diluted net earnings (loss) attributable to Series A and Series B QVC Group, Inc. shareholders per common share (note 3):	$(0.25)	—

See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Net earnings (loss)	$(91)	8
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	50	(44)
Credit risk on fair value debt instruments gains (loss)	42	(99)
Other comprehensive earnings (loss)	92	(143)
Comprehensive earnings (loss)	1	(135)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	13	3
Comprehensive earnings (loss) attributable to QVC Group, Inc. shareholders	$(12)	(138)

See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(91)	8
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	102	99
Stock-based compensation	4	16
Realized and unrealized (gains) losses on financial instruments, net	15	7
Gain on sale leaseback transaction	—	(1)
Deferred income tax expense (benefit)	(5)	(2)
Other, net	5	4
Changes in operating assets and liabilities
Decrease (increase) in trade and other receivables	296	313
Decrease (increase) in inventory	(115)	(94)
Decrease (increase) in other current assets	41	45
(Decrease) increase in accounts payable	(109)	(101)
(Decrease) increase in accrued and other liabilities	(203)	(268)
Net cash provided (used) by operating activities	(60)	26
Cash flows from investing activities:
Capital expenditures	(34)	(40)
Expenditures for television distribution rights	(43)	(2)
Cash proceeds from dispositions of investments	—	6
Proceeds from sale of fixed assets	—	6
Other investing activities, net	(1)	(1)
Net cash provided (used) by investing activities	(78)	(31)
Cash flows from financing activities:
Borrowings of debt	866	1,570
Repayments of debt	(797)	(1,555)
Dividends paid to noncontrolling interest	(11)	(11)
Dividends paid to common shareholders	(1)	(4)
Other financing activities, net	(2)	(2)
Net cash provided (used) by financing activities	55	(2)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	12	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	(71)	(19)
Cash, cash equivalents and restricted cash at beginning of period	923	1,136
Cash, cash equivalents and restricted cash at end of period	$852	1,117

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2025	2024

	in millions
Cash and cash equivalents	$833	905
Restricted cash included in other current assets	19	18
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$852	923

See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated	Retained
				Additional	other	earnings	Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	(Accumulated	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	deficit)	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2025	$—	4	—	134	(15)	(1,094)	86	(885)
Net earnings (loss)	—	—	—	—	—	(100)	9	(91)
Other comprehensive earnings (loss)	—	—	—	—	88	—	4	92
Stock-based compensation	—	—	—	3	—	—	—	3
Distribution to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Balance at March 31, 2025	$—	4	—	136	73	(1,194)	88	(893)

	Stockholders' Equity
					Accumulated	Retained
				Additional	other	earnings	Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	(Accumulated	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	deficit)	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2024	$—	4	—	99	86	196	104	489
Net earnings (loss)	—	—	—	—	—	(1)	9	8
Other comprehensive earnings (loss)	—	—	—	—	(137)	—	(6)	(143)
Stock-based compensation	—	—	—	9	—	—	—	9
Distribution to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Other	—	—	—	1	—	—	—	1
Balance at March 31, 2024	$—	4	—	107	(51)	195	96	351

See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of QVC Group, Inc. and its controlled subsidiaries (collectively, "QVC Group," the "Company," “Consolidated QVC Group,” “us,” “we,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. QVC Group is made up of wholly-owned subsidiaries QVC, Inc. (“QVC”), which includes HSN, Inc. (“HSN”), Cornerstone Brands, Inc. (“CBI”), and other cost method investments.

QVC Group is primarily engaged in the video and online commerce industries in North America, Europe and Asia. The businesses of the Company’s wholly-owned subsidiaries, QVC and CBI, are seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC Group's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. QVC Group considers (i) fair value measurements, (ii) accounting for income taxes, and (iii) estimates of retail-related adjustments and allowances to be its most significant estimates.

QVC Group has entered into certain agreements with Liberty Media Corporation ("LMC"), a separate publicly traded company. These agreements include a reorganization agreement, services agreement and facilities sharing agreement.  As a result of certain corporate transactions, LMC and QVC Group may have obligations to each other for certain tax related matters. Neither QVC Group nor LMC has any stock ownership, beneficial or otherwise, in the other. In connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”), QVC Group and GCI Liberty, Inc. (“GCI Liberty”) entered into a tax sharing agreement. Pursuant to the tax sharing agreement, GCI Liberty agreed to indemnify QVC Group for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation). Following a merger between Liberty Broadband Corporation (“Liberty Broadband”) and GCI Liberty, Liberty Broadband has assumed the tax sharing agreement.

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between QVC Group and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides QVC Group with certain general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. QVC Group reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for QVC Group's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with QVC Group. Under these various agreements, approximately $2 million and $3 million was reimbursable to LMC for the three months ended

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

March 31, 2025 and 2024, respectively. QVC Group had a tax sharing payable to Liberty Broadband in the amount of approximately $16 million and $20 million as of March 31, 2025 and December 31, 2024, respectively, included in other liabilities in the condensed consolidated balance sheets.

Transition of Officers and Services

As part of its ongoing strategy to expand into a live social shopping company, QVC Group is undertaking various organizational and strategic changes. In connection therewith, QVC Group and LMC have begun transitioning various general and administrative services currently provided by LMC to QVC Group under the services agreement to the management of QVC, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. As part of that transition, all then current officers of QVC Group (with limited exceptions) stepped down from their officer positions, effective March 31, 2025, and these positions were assumed by members of the QVC management team, effective as of April 1, 2025. LMC intends to continue to support QVC Group as needed throughout the transition period.

(2)   Stock-Based Compensation

The Company has granted to certain of its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), restricted stock units (“RSUs”), performance restricted stock units (“PSUs”), performance cash awards and options to purchase shares of the Company’s common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and RSAs) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $4 million and $16 million of stock-based compensation during the three months ended March 31, 2025 and 2024, respectively.

QVC Group —Grants of Awards

During the three months ended March 31, 2025, and in connection with his employment agreement, QVC Group granted a $15 million performance cash award to our President and Chief Executive Officer, David Rawlinson II. Such performance cash award vests annually over three years, subject to the satisfaction of certain performance objectives.

The following table presents the number of  QVC Group Series A common stock (“QVCGA”) RSUs granted by the Company during the three months ended March 31, 2025:

	Three months ended
	March 31, 2025
	Awards Granted (000's)	Weighted Average GDFV

QVCGA cash-settled RSUs (1)	126,658	N/A
QVCGA stock-settled RSUs, mainly to our President and CEO (2)	16,219	$0.28
(1)	Grants mainly vest equally over three years.
(2)	Grant to Mr. Rawlinson was made in connection with his employment agreement and vests equally over three years (see note 8).

For cash-settled RSUs, the liability and compensation expense related to such awards is adjusted at the end of each reporting period based on the closing market price of QVCGA on the last trading day of the quarter.

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For awards that are performance-based, performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

QVC Group—Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of the options to purchase QVC Group common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2025	19,231	$7.09
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(2,646)	$13.67
Options outstanding at March 31, 2025	16,585	$6.04	1.9	years	$—
Options exercisable at March 31, 2025	16,585	$6.04	1.9	years	$—

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2025	407	$12.95
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(360)	$13.49
Options outstanding at March 31, 2025	47	$8.76	0.9	years	$—
Options exercisable at March 31, 2025	47	$8.76	0.9	years	$—

The following table presents the number and weighted average GDFV of QVC Group stock-settled RSUs and PSUs granted to certain officers, employees and directors of the Company.

		Weighted		Weighted
	Series A	Average	Series B	Average
	(000's)	GDFV	(000's)	GDFV
Outstanding at January 1, 2025	8,760	$2.35	296	$5.01
Granted	16,219	$0.28	—	$—
Vested	(5,476)	$3.02	(296)	$5.01
Forfeited/Cancelled	(927)	$1.40	—	$—
Outstanding at March 31, 2025	18,576	$0.39	—	$—

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the number of QVC Group cash-settled RSUs and PSUs granted to certain officers and employees of the Company.

	QVCGA	QVCGA	Total QVCGA
	RSUs	PSUs	RSUs & PSUs
	(000's)	(000's)	(000's)
Outstanding at January 1, 2025	19,407	35,862	55,269
Granted	126,658	—	126,658
Vested	(6,502)	(933)	(7,435)
Forfeited/Cancelled	(540)	(19,016)	(19,556)
Outstanding at March 31, 2025	139,023	15,913	154,936

As of March 31, 2025, the total unrecognized compensation cost related to unvested Awards was approximately $47 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.7 years.

As of March 31, 2025, QVC Group reserved for issuance upon exercise of outstanding stock options approximately 16.6 million shares of QVCGA and 47 thousand shares of QVC Group Series B common stock.

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

Excluded from diluted EPS for the three months ended March 31, 2025 and 2024 are 17 million and 21 million potential common shares, respectively, because their inclusion would have been antidilutive.

	QVC Group Common Stock
	Three months ended
	March 31,
	2025	2024

	number of shares in millions
Basic WASO	400	392
Potentially dilutive shares	1	1
Diluted WASO	401	393

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

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company's assets and liabilities measured at fair value are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2025			December 31, 2024
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$548	548	—	652	652	—
Debt	$242	—	242	282	—	282

The majority of the Company's Level 2 financial assets and liabilities are primarily debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Equity securities	$—	(2)
Exchangeable senior debentures	(15)	(5)
	$(15)	(7)

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a gain of $53 million and a loss of $129 million for the three months ended March 31, 2025 and 2024, respectively.  The cumulative change was a gain of $566 million as of March 31, 2025, net of the recognition of previously unrecognized gains and losses.

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill are as follows:

	QxH	QVC Int'l	CBI	Total

	amounts in millions
Balance at January 1, 2025	$1,465	740	12	2,217
Foreign currency translation adjustments	—	26	—	26
Balance at March 31, 2025	$1,465	766	12	2,243

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $64 million and $77 million for the three months ended March 31, 2025 and 2024, respectively. Based on its amortizable intangible assets as of March 31, 2025, QVC Group expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2025	$181
2026	$177
2027	$48
2028	$10
2029	$4

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	March 31, 2025	March 31, 2025	December 31, 2024

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029 (1)(2)(3)	350	112	128
3.75% Exchangeable Senior Debentures due 2030 (1)(2)(3)	428	130	154
Subsidiary level notes and facilities
QVC 4.45% Senior Secured Notes due 2025(3)	—	—	585
QVC 4.75% Senior Secured Notes due 2027	44	44	44
QVC 4.375% Senior Secured Notes due 2028	72	72	72
QVC 6.875% Senior Secured Notes due 2029	605	605	605
QVC 5.45% Senior Secured Notes due 2034	400	400	400
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Senior Secured Credit Facility	1,850	1,850	1,195
Deferred loan costs	—	(27)	(29)
Total consolidated QVC Group debt	$5,566	5,000	4,968
Less current classification		(242)	(867)
Total long-term debt		$4,758	4,101
(1)	Measured at fair value
(2)	Classified as current at March 31, 2025
(3)	Classified as current at December 31, 2024

QVC Senior Secured Notes

On February 18, 2025, QVC repaid the remaining 4.45% Senior Secured Notes due 2025, at maturity, using availability on the Credit Facility (as defined below) and cash on hand.

The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of March 31, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes.  Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

QVC Senior Secured Credit Facility

On October 27, 2021, QVC amended and restated its latest credit agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement”) and refinanced QVC’s existing bank credit facility by entering into the Fifth

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Amended and Restated Credit Agreement with CBI and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (QVC, CBI and QVC Global, collectively, the “Borrowers”), JPMorgan Chase Bank, N.A., as administrative agent, and the other parties named therein.

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

The payment and performance of the Borrowers’ obligations under the Fifth Amended and Restated Credit Agreement are guaranteed by each of QVC’s and QVC Global’s Material Domestic Subsidiaries (as defined in the Fifth Amended and Restated Credit Agreement), if any, and certain other subsidiaries of any Borrower that such Borrower has chosen to provide guarantees. Further, the borrowings under the Fifth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests.

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

Availability under the Fifth Amended and Restated Credit Agreement at March 31, 2025 was $863 million, which is limited by restrictions on QVC’s consolidated leverage ratio.  The interest rate on the Credit Facility was 6.0% and 6.8% at March 31, 2025 and 2024, respectively.

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

On April 1, 2025, CBI was removed as a borrower under the Fifth Amended and Restated Credit Agreement. CBI had no outstanding borrowings under the Fifth Amended and Restated Credit Agreement at the time of its removal from the Fifth Amended and Restated Credit Agreement.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of March 31, 2025 the Company’s 3.75% and 4.0% Exchangeable Debentures have been classified as current because the Company does not own shares to exchange the debentures. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

Fair Value of Debt

QVC Group estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to QVC Group for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of QVC Group's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2025 are as follows (amounts in millions):

Senior debentures	$319
QVC senior secured notes	$1,150

Due to the variable rate nature, QVC Group believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2025.

(7)   Preferred Stock

On September 14, 2020, QVC Group issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,723,158 shares of Preferred Stock issued and outstanding at March 31, 2025.

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

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the condensed consolidated balance sheets. The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share, and continues to be recorded at this value until the settlement date. Given the liability classification of the Preferred Stock, all dividends accrued will be classified as interest expense in the condensed consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $328 million as of March 31, 2025.

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Related Party Transactions with Officers and Directors

On February 27, 2025, QVC Group and Mr. Rawlinson executed a new employment arrangement (the “Employment Agreement”) through December 31, 2027 (the “Initial Term”), which may be extended through December 31, 2028, if mutually agreed (the “Extension Term” and, together with the Initial Term, the “Term”).  Pursuant to the Employment Agreement, Mr. Rawlinson will receive an annual base salary of $1.75 million, retroactive to January 1, 2025. Mr. Rawlinson will be eligible to receive an annual target cash bonus during each year of the Term equal to 200% of his annual base salary, with an annual maximum cash bonus equal to 300% of his annual base salary.  Mr. Rawlinson received a retention bonus of $2.25 million, subject to repayment on a pro-rated, after tax, basis in the event Mr. Rawlinson is terminated for cause or terminates his employment without good reason (each as defined in the Employment Agreement), in either case, prior to the end of the Initial Term. In addition, Mr. Rawlinson received a grant of RSUs with respect to QVCGA with a GDFV equal to $6 million (see additional information in note 2).  Mr. Rawlinson also received a long-term performance cash award with a target grant date value equal to $15 million, which can be earned between 50% and 200% of the target value of $5 million each year (referred to as “tranche”) for three years, based on the QVCGA stock price as measured after earnings are released each year relative to the stock price as measured after the prior year’s earnings are released.

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

Contingencies

Network and information systems, including the internet and telecommunication systems, third party delivery services and other technologies are critical to QVC's business activities. Substantially all of QVC's customer orders, fulfillment and delivery services are dependent upon the use of network and information systems, including the use of third party telecommunication and delivery service providers. If information systems including the internet or telecommunication services are disrupted, or if the third party delivery services experience a disruption in their transportation delivery services, QVC could face a significant disruption in fulfilling its customer orders and shipment of QVC's products. QVC has active disaster recovery programs in place to help mitigate risks associated with these critical business activities.

QVC Restructuring

On November 14, 2024, QVC announced the WIN strategy, targeting top-line growth through three central priorities: (i) ‘Wherever She Shops’ - aims to enhance customer interactions across diverse platforms; (ii) ‘Inspiring People & Products’ - fosters rich, engaging content experiences; and (iii) ‘New Ways of Working’ - emphasizes leveraging technology and process enhancements to streamline operations and fuel innovation. With the WIN strategy, QVC plans to broaden content outreach by creating dynamic, purpose-built experiences that resonate across social media and digital streaming channels. By optimizing its production studios and fostering continuous improvement, QVC envisages content creation as an integrated, efficient process that adapts to various platforms without losing the essence of its brand.  QVC  aims to grow audiences and redefine shopping experiences, ensuring that it meets its customers wherever they are while building on its heritage for sustained success.

On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the planned closure of the St. Petersburg, FL campus and recorded $14 million of incremental depreciation during the

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

three months ended March 31, 2025. On March 27, 2025, QVC announced a plan to reorganize teams across the company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the three months ended March 31, 2025.

(

(10)   Information About QVC Group's Operating Segments

QVC Group, through its ownership interests in subsidiaries and other companies, is primarily engaged in the video and online commerce industries. QVC Group identifies its reportable segments as (A) those operating segments that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA (as defined below) or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of QVC Group's annual pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.

The QVC Group chief operating decision maker, the chief executive officer, primarily evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, cost of goods sold, gross profit, operating expense, advertising expense, selling, general and administrative expense and Adjusted OIBDA, in addition to average sales price per unit, number of units shipped and revenue or sales per customer equivalent. In addition, QVC Group reviews nonfinancial measures such as unique website visitors, conversion rates and active customers, as appropriate.

For segment reporting purposes, QVC Group defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses excluding stock-based compensation and, where applicable, separately identified items impacting comparability. QVC Group believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, acquisition-related costs, and gains (losses) on sale-leaseback transactions, that are included in the measurement of operating income (loss) pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with GAAP. QVC Group generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the three months ended March 31, 2025, QVC Group has identified the following operating segments as its reportable segments:

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

QVC Group's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The accounting policies of the segments are the same as those described in the Company's Summary of Significant Accounting Policies in the 2024 10-K.

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	March 31, 2025
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$538	223	160	—	921
Apparel	258	99	40	—	397
Beauty	211	120	—	—	331
Accessories	173	46	—	—	219
Electronics	89	15	—	—	104
Jewelry	63	33	—	—	96
Other revenue	36	1	—	—	37
Total Revenue	$1,368	537	200	—	2,105

	Three months ended
	March 31, 2024
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$589	237	189	—	1,015
Apparel	282	108	42	—	432
Beauty	239	129	—	—	368
Accessories	201	48	—	—	249
Electronics	108	15	—	—	123
Jewelry	80	33	—	—	113
Other revenue	40	2	—	—	42
Total Revenue	$1,539	572	231	—	2,342

Other performance measures reviewed by the CODM are as follows:

	Three months ended March 31, 2025
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Net Revenue	$1,368	537	200	—	2,105
Cost of goods sold (excluding depreciation and amortization)	923	348	115	—	1,386
Gross profit	445	189	85	—	719
Operating expense	111	43	9	—	163
Advertising expense	55	8	39	—	102
Selling, general and administrative expense (excluding stock-based compensation and advertising)	157	75	41	4	277
Adjusted OIBDA	$122	63	(4)	(4)	177

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended March 31, 2024
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Net Revenue	$1,539	572	231	—	2,342
Cost of goods sold (excluding depreciation and amortization)	1,007	366	138	—	1,511
Gross profit	532	206	93	—	831
Operating expense	125	45	10	—	180
Advertising expense	53	7	43	—	103
Selling, general and administrative expense (excluding stock-based compensation and advertising)	169	79	34	7	289
Adjusted OIBDA	$185	75	6	(7)	259

Other Information

	March 31, 2025
	Total assets	Capital expenditures

	amounts in millions
QxH	$6,149	25
QVC International	1,784	5
CBI	544	4
Corporate and other	504	—
Consolidated QVC Group	$8,981	34

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Adjusted OIBDA	$177	259
Stock-based compensation	(4)	(16)
Depreciation and amortization	(102)	(99)
Restructuring costs	(57)	—
Gain on sale leaseback transaction	—	1
Operating income (loss)	$14	145
Interest expense	(112)	(117)
Interest and dividend income	8	12
Realized and unrealized gains (losses) on financial instruments, net	(15)	(7)
Other, net	2	(2)
Earnings (loss) before income taxes	$(103)	31

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies, including QVC’s WIN strategy; revenue growth at QVC, Inc. ("QVC"); economic and macroeconomic trends; statements regarding the carrying value of intangible assets; projected sources and uses of cash; repayment of debt; fluctuations in interest rates and foreign currency exchange rates; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of these forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should not place undue reliance on the forward-looking statements made in this Quarterly Report of Form 10-Q. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	customer demand for our products and services and our ability to attract new customers and retain existing customers by anticipating customer demand and adapting to changes in demand;
●	competitor responses to our products and services;
●	increased digital TV penetration and the impact on channel positioning of our programs;
●	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance, including availability, terms, deployment of capital and our level of indebtedness;
●	our ability to effectively manage our installment sales plans and revolving credit card programs;
●	the cost and ability of shipping companies, manufacturers, suppliers, digital marketing channels, and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	availability of qualified personnel;
●	the impact of the seasonality of our businesses;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and Environmental, Social and Governance commitments, and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors, including our increased reliance on social media platforms as a marketing tool;
●	domestic and international economic and business conditions and industry trends, including the impact of inflation and increased labor costs;
●	increases in market interest rates;
●	changes in tariffs, trade policy and trade relations with China, the United Kingdom (“U.K.”) and other countries;
●	consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
●	system interruption and the lack of integration and redundancy in the systems and infrastructures of our businesses;
●	advertising spending levels;
●	changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and Internet protocol television and their impact on home shopping programming;
●	rapid technological changes;
●	failure to protect the security of personal information, including as a result of cybersecurity threats and cybersecurity incidents, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;

●	the regulatory and competitive environment of the industries in which we operate;
●	natural disasters, public health crises (such as COVID-19 and its variants or future pandemics or epidemics), political crises, and other catastrophic events or other events outside of our control, including climate change;
●	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;
●	failure to successfully implement business improvement initiatives and growth strategies; and
●	fluctuations in foreign currency exchange rates.

For additional risk factors, please see Part II, Item 1A. of this Quarterly Report on Form 10-Q, and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2024 10-K.

The information herein relates to QVC Group, Inc.  and its controlled subsidiaries (collectively “QVC Group,” the “Company,” “Consolidated QVC Group,” “us,” “we” or “our” unless the context otherwise requires).

Overview

We own controlling and noncontrolling interests in a broad range of video and online commerce companies. Our largest businesses and reportable segments are our operating segment comprised of QVC U.S. and HSN, Inc. (“QxH”) and QVC International. QVC markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries via highly engaging video-rich, interactive shopping experiences, primarily by means of its televised shopping programs and the Internet through its domestic and international websites and mobile applications. Cornerstone Brands, Inc. (“CBI”), consists of a portfolio of aspirational home and apparel brands, and is a reportable segment.

Our “Corporate and other” category includes corporate activity along with various cost method investments.

As part of its ongoing strategy to expand into a live social shopping company, QVC Group is undertaking various organizational and strategic changes. In connection therewith, QVC Group and Liberty Media Corporation (“LMC”) have begun transitioning various general and administrative services currently provided by LMC to QVC Group under the services agreement to the management of QVC, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. As part of that transition, all then current officers of QVC Group (with limited exceptions) stepped down from their officer positions, effective March 31, 2025, and these positions were assumed by members of the QVC management team, effective as of April 1, 2025. LMC intends to continue to support QVC Group as needed throughout the transition period.

Strategies

On November 14, 2024, QVC announced the WIN strategy, targeting top-line growth through three central priorities: (i) ‘Wherever She Shops’ - aims to enhance customer interactions across diverse platforms; (ii) ‘Inspiring People & Products’ - fosters rich, engaging content experiences; and (iii) ‘New Ways of Working’ - emphasizes leveraging technology and process enhancements to streamline operations and fuel innovation. With the WIN strategy, QVC expects to broaden content outreach by creating dynamic, purpose-built experiences that resonate across social media and digital streaming channels. By optimizing QVC’s production studios and fostering continuous improvement, QVC envisages content creation as an integrated, efficient process that adapts to various platforms without losing the essence of its brand.  QVC aims to grow audiences and redefine shopping experiences, ensuring that it meets its customers wherever they are while building on its heritage for sustained success.

On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the planned closure of the St. Petersburg, FL campus and recorded $14 million of incremental depreciation during the three months ended March 31, 2025. On March 27, 2025, QVC announced a plan to reorganize teams across the company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the three months ended March 31, 2025.

On February 21, 2025, an amendment to the Company’s restated certificate of incorporation and an amendment and restatement of the Company’s bylaws to change the Company’s name to QVC Group, Inc. went into effect. The Company’s board of directors believes that the name change builds on the brand equity of the Company’s largest brand and supports its growth strategy to expand into a live social shopping company.

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

The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate, has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Economic tensions and changes in international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. Global financial markets have experienced and may continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, continue to be uncertain or deteriorate, our customers may respond by suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects. Additionally, these economic and financial market conditions may result in consumers remaining highly distracted. In the U.S., TV shopping and entertainment hours declined, while news and business TV viewership rose, reflecting shifting consumer attention.

The Company has continued to see inflationary pressures during the period including higher wages and merchandise costs consistent with inflation and tariff impacts experienced by the global economy. As a result of existing and any new or additional tariffs, the cost of merchandise is expected to increase, and QVC may seek to increase prices and/or seek alternative sources of supply for merchandise. Further, the full impact of recent governmental actions on macroeconomic conditions and on QVC’s business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs, the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, and possible resulting general inflationary pressures in the global economy. If these pressures persist, inflated costs may result in certain increased costs outpacing our pricing power in the near term.

Due to recent goodwill and tradename impairments related to the QxH reporting unit during the fourth quarter of 2024, the fair values of such intangible assets do not significantly exceed their carrying value. The Company will continue to monitor QVC’s current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including Goodwill and Tradenames) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

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

Operating Results

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Revenue
QxH	$1,368	1,539
QVC International	537	572
CBI	200	231
Corporate and other	—	—
Consolidated QVC Group	$2,105	2,342

Operating Income (Loss)
QxH	$—	94
QVC International	29	63
CBI	(11)	(3)
Corporate and other	(4)	(9)
Consolidated QVC Group	$14	145

Adjusted OIBDA
QxH	$122	185
QVC International	63	75
CBI	(4)	6
Corporate and other	(4)	(7)
Consolidated QVC Group	$177	259

Revenue.    Consolidated QVC Group revenue decreased 10.1% or $237 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year.  Revenue declined in all segments during the three months ended March 31, 2025 compared to the corresponding period in the prior year.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $4 million and $16 million of stock-based compensation for the three months ended March 31, 2025 and 2024, respectively.  The decrease for the three months ended March 31, 2025, compared to the same period in the prior year was primarily due to decreases at QxH. As of March 31, 2025, the total unrecognized compensation cost related to unvested QVC Group equity awards was approximately $47 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 1.7 years.

Operating income.    Our consolidated operating income decreased $131 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year. Operating income decreased $94 million at QxH, $34 million at QVC International and operating loss increased $8 million at CBI, partially offset by a decrease in losses of $5 million at the Corporate and other segment due to lower legal expenses, bonus payments and stock-based compensation expense, compared to the same period in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Adjusted OIBDA.    To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, acquisition-related costs, and (gains) losses on sale-leaseback transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Operating income (loss)	$14	145
Depreciation and amortization	102	99
Stock-based compensation	4	16
Restructuring costs	57	—
Gain on sale leaseback transaction	—	(1)
Adjusted OIBDA	$177	259

Consolidated Adjusted OIBDA decreased 31.7% or $82 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to decreases in Adjusted OIBDA at QxH of $63 million, at QVC International of $12 million, and at CBI of $10 million, partially offset by a decrease in Adjusted OIBDA losses at Corporate and other of $3 million due to lower bonus payments and legal expenses, compared to the same period in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2025	2024

	amounts in millions

Interest expense	$(112)	(117)
Interest and dividend income	8	12
Realized and unrealized gains (losses) on financial instruments, net	(15)	(7)
Other, net	2	(2)
Other income (expense)	$(117)	(114)

Interest expense.    Interest expense decreased $5 million for the three months ended March 31, 2025, as compared to the corresponding period in the prior year, primarily due to lower outstanding debt at QVC compared to the prior year.

Interest and dividend income. Interest and dividend income decreased $4 million for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to decreases in invested cash balances during the year and lower interest rates on invested cash balances compared to the prior year.

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Equity securities	$—	(2)
Exchangeable senior debentures	(15)	(5)
	$(15)	(7)

The changes in realized and unrealized gains (losses) on financial instruments, net are due to market activity in the applicable period related to the financial instruments that are marked to market on a periodic basis. The increase in realized and unrealized losses for the three months ended March 31, 2025, compared to the corresponding period in the prior year, was primarily driven by increased losses on the exchangeable senior debentures as a result of increases in stock prices of the securities underlying the debentures compared to the prior year.

Other, net. Other, net income increased $4 million for the three months ended March 31, 2025, compared to the corresponding period in the prior year, primarily as a result of tax sharing benefits in the current year compared to tax sharing expense in the prior year, partially offset by foreign exchange losses.

Income taxes.  Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the three months ended March 31, 2025 and 2024 are summarized below:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Earnings (loss) before income taxes	$(103)	31
Income tax (expense) benefit	$12	(23)
Effective tax rate	12%	74%

Income tax benefit differs from the U.S. statutory tax rate of 21% during the three months ended March 31, 2025, primarily due to non-deductible stock compensation, an increase in the Company’s valuation allowance, and non-deductible interest expense related to the 8.0% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”), partially offset by a state tax benefit.  Income tax expense was higher than the U.S. statutory tax rate of 21% during the three months ended March 31, 2024, primarily due to non-deductible stock compensation and non-deductible interest expense related to the Preferred Stock.

Net earnings. We had net losses of $91 million and net earnings of $8 million for the three months ended March 31, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of March 31, 2025, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, debt (including availability under QVC’s bank credit facilities (the “Credit Facility”), as discussed in note 6 to the accompanying condensed consolidated financial statements), and cash generated by the operating activities of our wholly-owned subsidiaries.  Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted.  For example, under QVC’s bond indentures, it is able to pay dividends or make other restricted payments if it is not in default on its senior secured notes and its consolidated leverage ratio is not greater than 3.5 to 1.0.  In addition, under the Credit Facility QVC is able to pay dividends or make other restricted payments if it is not in default on the Credit

Facility and the consolidated leverage ratio of QVC and QVC Global Corporate Holdings, LLC is not greater than 4.0 to 1.0.  Further, under QVC’s bond indentures and the Credit Facility, unlimited dividends are permitted to service the debt of parent entities of QVC so long as there is no default (i.e., no leverage test is needed).

As of March 31, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

QVC Group and certain of its subsidiaries’ debt credit ratings were downgraded by Fitch Ratings during the three months ended March 31, 2025 as follows: (i) downgraded QVC’s long-term issuer default rating from “B” to “B-” and downgraded the senior secured rating from “BB-” to “B+”; (ii) downgraded LI LLC’s long-term issuer default rating from “B” to “B-”, and downgraded the senior unsecured rating from “CCC+” to “CCC”; (iii) downgraded QVC Group’s preferred rating from “CCC+” to “CCC.”

As of March 31, 2025, QVC Group's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$295
CBI	91
Corporate	447
Total QVC Group	$833

Borrowing capacity
amount in millions
Credit Facility	$863

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of March 31, 2025, the Company had approximately $215 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 52% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, we believe our businesses will generate positive cash flow from operations during 2025.

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$(60)	26
Net cash provided (used) by investing activities	$(78)	(31)
Net cash provided (used) by financing activities	$55	(2)

During the three months ended March 31, 2025, QVC Group's primary uses of cash were expenditures for television distribution rights of $43 million, capital expenditures of $34 million, and dividends paid to noncontrolling interest of $11 million. QVC Group’s primary source of cash was net debt borrowings of $69 million.

The projected uses of QVC Group cash for the remainder of 2025 are continued capital improvement spending between $140 million and $165 million, debt service payments (including approximately $254 million for interest payments on outstanding debt), repayment of debt, and payment of dividends to the holders of the Preferred Stock. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

The Company may from time to time repurchase any level of its outstanding debt through open market purchases, privately negotiated transactions, redemptions, tender offers or otherwise. Repurchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

QVC Group and its subsidiaries were in compliance with all debt covenants at March 31, 2025.

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

QVC’s international televised shopping programs, including live and recorded content, are distributed to households primarily in Germany, Japan, the U.K. and Italy. In some of the countries where QVC operates, its televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K.  Similar to the U.S., QVC’s international businesses also engage customers via websites, mobile applications, and social media pages. QVC’s international business employs product sourcing teams who select products tailored to the interests of each local market.

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During both of the three months ended March 31, 2025 and 2024, QVC-Japan paid dividends to Mitsui of $11 million.

QVC's operating results were as follows:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Net revenue	$1,905	2,111
Cost of goods sold (excluding depreciation and amortization)	(1,271)	(1,373)
Operating expenses	(154)	(170)
Advertising expenses	(63)	(60)
Selling, general and administrative expenses (excluding stock-based compensation and advertising)	(232)	(248)
Adjusted OIBDA	185	260
Restructuring costs	(57)	—
Gain on sale leaseback transaction	—	1
Stock-based compensation	(4)	(12)
Depreciation and amortization	(95)	(92)
Operating income	$29	157

Net revenue by segment was as follows:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
QxH	$1,368	1,539
QVC International	537	572
Consolidated QVC	$1,905	2,111

Revenue. QVC's consolidated net revenue decreased $206 million or 9.8% for the three months ended March 31, 2025, as compared to the corresponding period in the prior year. The three month decrease in total revenue, net was due to a 7.6% decrease in units shipped attributable to QxH and to a lesser extent QVC International. The decrease was also related to a 1.8% decrease in average selling price per unit ("ASP") primarily driven by QxH and to a lesser extent QVC International. These decreases to total revenue, net were partially offset by a $42 million decrease in estimated product returns primarily at QxH and to a lesser extent QVC International.

During the three months ended March 31, 2025 and 2024, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow is likely to be negatively affected.

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

The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended
	March 31, 2025
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(11.1)%	—%	(11.1)%
QVC International	(6.1)%	(2.4)%	(3.7)%

QxH’s net revenue decline of $171 million or 11.1% for the three months ended March 31, 2025 was attributable to a 9.6% decrease in units shipped and a 1.8% decrease in ASP. These declines were partially offset by a $30 million decrease in estimated product returns. For the three months ended March 31, 2025, QxH experienced shipped sales declines in all product categories.

QVC International’s net revenue declined $21 million in constant currency for the three months ended March 31, 2025 due to a 3.8% decrease in aggregate units shipped attributable to Japan and Germany, partially offset by the U.K. and a 1% decrease in ASP, resulting from the U.K. and Germany, partially neutralized by Japan. For the three months ended March 31, 2025, QVC International experienced shipped sales growth in constant currency in electronics and jewelry with declines in all other product categories.

Cost of goods sold (excluding depreciation and amortization). QVC's cost of goods sold as a percentage of net revenue was 66.7% for the three months ended March 31, 2025, compared to 65.0% for the three months ended March 31, 2024. The increase in cost of goods sold as a percentage of revenue for the three months ended March 31, 2025 is due to higher warehouse and freight costs across both segments.

Operating expenses. QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and TV distribution expenses. Operating expenses were 8.1% of net revenue for both of the three months ended March 31, 2025 and March 31, 2024.

Advertising expenses. QVC recorded $63 million and $60 million of advertising expenses for the three months ended March 31, 2025 and 2024, respectively. QVC’s advertising expenses increased $3 million, or 5% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily driven by social and streaming platforms at QxH.

Selling, general and administrative expenses (excluding stock-based compensation and advertising). QVC's selling, general and administrative expenses (excluding stock-based compensation and advertising) include personnel, IT, production costs, and provision for doubtful accounts. Such expenses decreased $16 million and increased 1% as a percentage of total revenue, net for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease in expenses was driven by a $13 million decrease in personnel costs. The decrease in personnel costs was driven by QxH as a result of not meeting performance targets established in the QxH bonus plan in the current year and lower wages due to a workforce reduction associated with the shift in the IT operating model that occurred in the second quarter of the prior year.

Restructuring costs. For the three months ended March 31, 2025 QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, resulting from the announced plan to reorganize its teams across the company as part of the WIN strategy.

Stock-based compensation. Stock-based compensation includes compensation related to options and restricted stock units granted to certain employees, directors and officers. QVC recorded $4 million and $12 million of stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively. The decrease in stock-based compensation expense was primarily related to a decline in the probability of satisfying performance objectives and changes in the market price of QVC Group’s Series A common stock.

Depreciation and amortization. Depreciation and amortization increased $3 million for the three months ended March 31, 2025, compared to the same period in the prior year, and included acquisition related amortization of $12 million and $16 million for the three months ended March 31, 2025 and 2024, respectively. The increase for the three months ended March 31, 2025 was primarily due to $14 million of incremental depreciation due to accelerated depreciation of the St. Petersburg, FL campus property and associated assets as a result of the planned closure, partially offset by a decrease in software amortization for the three months ended March 31, 2025 primarily due to assets that fully depreciated in the second quarter of 2024 at QxH.

CBI.  CBI consists of a portfolio of aspirational home and apparel brands.  The home brands are comprised of Ballard Designs, Frontgate, and Grandin Road, while Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 35 retail and outlet stores located throughout the U.S., primarily comprised of Ballard Designs and Frontgate stores.

CBI's stand-alone operating results for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended
	March 31,
	2025	2024

	amounts in millions
Net revenue	$200	231
Costs of goods sold	(115)	(138)
Operating expenses	(9)	(10)
SG&A expenses (excluding stock-based compensation)	(80)	(77)
Adjusted OIBDA	(4)	6
Stock-based compensation	—	(2)
Depreciation and amortization	(7)	(7)
Operating income (loss)	$(11)	(3)

CBI's consolidated net revenue decreased 13.4% for the three months ended March 31, 2025, as compared to the corresponding period in the prior year. The decrease in net revenue for the three months ended March 31, 2025 was the result of a decrease in units shipped of 16.6% compared to the same period in the prior year, partially offset by a 2.7% increase in ASP. The decrease in units shipped was due to softness across the home and apparel categories.

CBI's cost of goods sold as a percentage of net revenue was 57.5% and 59.7% for the three months ended March 31, 2025 and 2024, respectively. The decreases in cost of goods sold as a percentage of net revenue in the period was primarily due to lower freight costs.

Operating expenses are principally comprised of credit card processing fees and customer service expenses, which are variable expenses that support sales activity.  For the three months ended March 31, 2025, operating expenses decreased $1 million, compared to the corresponding period in the prior year, primarily due to lower revenue, as discussed above.

CBI’s SG&A expenses (excluding stock-based compensation) include print, digital and retail marketing. For the three months ended March 31, 2025, as a percentage of net revenue, these expenses increased from 33.3% to 40.0%, primarily attributable to lower revenue compared to the prior year, as discussed above and increased consulting expenses related to business transformation initiatives.

CBI’s stock-based compensation expense decreased $2 million for the three months ended March 31, 2025, compared to the corresponding period in the prior year, due to fewer stock awards issued and a decrease in the price of  QVC Group Series A common stock.

CBI’s total depreciation and amortization expense remained flat for the three months ended March 31, 2025, as compared to the corresponding period in the prior year.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires QVC Group to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions. Estimates include, but are not limited to, retail-related adjustments and allowances, depreciable lives of fixed assets and internally developed software, and valuation of acquired intangible assets and goodwill. QVC Group bases its estimates on historical experience and on various other assumptions that QVC Group believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. In addition, as circumstances change, QVC Group may revise the basis of its estimates accordingly.

There have been no significant changes to our critical accounting policies and estimates disclosed in our 2024 10-K.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2025, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QVC	$1,850	6.0%	$2,146	6.2%
Corporate and other	$—	—%	$1,570	6.1%

QVC Group is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, QVC Group may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2025 would have been impacted by approximately $1 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of  March 31, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2024, which risk factors are incorporated by reference into this Quarterly Report on Form 10-Q.

The following risk factors are hereby replaced in their entirety as set forth below.

Our businesses may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other countries.  Recently there have been significant changes to U.S. trade policies, treaties and tariffs, including, but not limited to, trade policies, treaties and tariffs affecting products from outside of the U.S. For example, in April 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and placed additional significant tariffs on certain goods imported from China. There is uncertainty as to whether and when the U.S. may impose new tariffs on goods imported from China or other countries. The full impact of recent governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs, the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, and possible resulting general inflationary pressures in the global economy, as well as the availability and cost of alternative sources of supply for merchandise. As a result of existing and any new or additional tariffs, the cost of merchandise is expected to increase, including as a result of finding new sources of supply for merchandise, which may be at less favorable pricing than our current sources of supply, and we may seek in the future to increase prices at which certain products are offered to our customers in order to maintain our margins, which may diminish demand for the products sold by our businesses. Our businesses’ ability to satisfy customer demand for products may be negatively impacted if we decide to hold shipments of inventory while we determine the impacts of the tariffs on our businesses, if we choose to cease carrying merchandise or if we need to source merchandise from alternative suppliers who may not be of comparable quality as our existing suppliers, or if we need to change the timing of planned promotions or the roll-out of new products.

The imposition of tariffs has resulted in increased market volatility, and exacerbated existing inflationary cost pressures and recessionary fears, which could further negatively impact discretionary spending by our customers. As a result of these dynamics, any future changes to the U.S.’s or other countries’ trade relationships or the impact of new tariffs, laws or regulations adopted by the U.S. or other countries could have a material adverse effect on our sales and results of operations.

Fluctuations in currency exchange rates may lead to lower revenues and earnings. Sales made by QVC outside the U.S. are denominated in the currency of the country in which its operations are located, and changes in currency exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Because of this, movements in currency exchange rates have had, and are expected to continue to have, a significant impact on QVC’s results of operations from time to time.

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

Fluctuations in currency exchange rates have resulted and may continue to result from a variety of factors, including, but not limited to, market volatility as a result of the current political landscape and, in particular, U.S. policy changes and uncertainty resulting from such changes. QVC expects that currency exchange rate fluctuations could have a material adverse effect on its sales and results of operations from time to time.

Weak and uncertain economic conditions worldwide may reduce consumer demand for our businesses’ products and services. Prolonged economic weakness and uncertainty in various regions of the world in which our subsidiaries and business affiliates operate has adversely affected, and could in the future adversely affect, demand for our businesses’ products and services since a substantial portion of our businesses’ revenue is derived from discretionary spending by individuals, which typically falls during times of inflation, recession and economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. Economic tensions and changes in international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate, customers of our subsidiaries and business affiliates may respond by suspending, delaying, or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect our revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. We currently are unable to predict the extent of any of these potential adverse effects.

Significant developments stemming from U.S. and international trade policy with China, including in response to tariffs, as well as forced labor and human rights abuses in China, may adversely impact our businesses and operating results. There is currently significant uncertainty about the future relationship between the U.S. and China with respect to tariffs and trade policies. The U.S. government has placed significant tariffs on certain goods imported from China and may impose new tariffs on goods imported from China. In retaliation, China has responded by imposing tariffs on a wide range of products imported from the U.S. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China, what products may ultimately be subject to tariffs or what additional actions may be taken by either country if trade tensions escalate. The imposition of any new or additional U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our businesses’ ability to meet customer demand, resulting in lost sales, cause delays in producing merchandise as our business explore alternative manufacturing sources or suppliers or increase our businesses’ cost of merchandise, which would have a material adverse impact on our businesses and results of operations. The imposition of new or additional tariffs or increases in tariffs could also adversely affect our businesses’ business and results of operations because they sell imported products, and the cost of our businesses’ merchandise would likely increase.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In May 2019, the Company’s board of directors authorized the repurchase of $500 million of QVC Group Series A common stock (“QVCGA”) or QVC Group Series B common stock (“QVCGB”). In August 2021, the Company’s board of directors authorized the repurchase of $500 million of QVCGA or QVCGB.

There were no repurchases of QVCGA or QVCGB during the three months ended March 31, 2025 under the Company’s share repurchase program.

During the three months ended March 31, 2025, no shares of QVCGA and QVCGB, and 100 shares of QVC Group 8.0% Series A Cumulative Redeemable Preferred Stock at an average share price of $29.59 per share were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units, and options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Employment Agreement, effective as of February 27, 2025, by and between David Rawlinson and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2025 (File No. 001-33982)+

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

QVC GROUP, INC.
Date: May 7, 2025	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer
Date: May 7, 2025	By:	/s/ BILL WAFFORD
Bill Wafford Chief Financial Officer and Chief Administrative Officer