Form 10-Q
period 2025-06-30
QVC Group, Inc.
filed 2025-08-07
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-33982

QVC GROUP, INC.

(Exact name of Registrant as specified in its charter)

incorporation or organization)	Identification No.)
State of Delaware (State or other jurisdiction of incorporation or organization)	84-1288730 (I.R.S. Employer Identification No.)

1200 Wilson Dr. West Chester, Pennsylvania (Address of principal executive offices)	19380 (Zip Code)

Registrant's telephone number, including area code: (484) 701-1000

12300 Liberty Boulevard, Englewood, CO 80112

(Registrant’s Former Address)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock	QVCGA	The Nasdaq Stock Market LLC
Series B common stock	QVCGB	*
8.0% Series A Cumulative Redeemable Preferred Stock	QVCGP	The Nasdaq Stock Market LLC

* The registrant’s Series B Common Stock trades on the OTCQB Venture Market as of May 28, 2025.

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of QVC Group, Inc.'s common stock as of July 31, 2025 was:

Series A common stock	7,885,884
Series B common stock	182,233

QVC GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2025	2024

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$897	905
Trade and other receivables, net of allowance for credit losses of $78 million and $91 million, respectively	819	1,143
Inventories	1,193	1,061
Other current assets	192	190
Total current assets	3,101	3,299
Property and equipment, net of accumulated depreciation of $1,075 million and $958 million, respectively	465	502
Intangible assets not subject to amortization (note 5):
Goodwill	830	2,217
Tradenames	1,190	2,120
	2,020	4,337
Intangible assets subject to amortization, net (note 5)	419	402
Operating lease right-of-use assets	585	600
Other assets, at cost, net of accumulated amortization	109	103
Total assets	$6,699	9,243

(continued)

See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2025	2024

	amounts in millions,
	except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$648	776
Accrued liabilities	824	953
Current portion of debt, $86 million and $282 million measured at fair value (note 6)	86	867
Other current liabilities	80	128
Total current liabilities	1,638	2,724
Long-term debt (note 6)	4,834	4,101
Deferred income tax liabilities	1,130	1,313
Preferred stock (note 7)	1,272	1,272
Operating lease liabilities	592	598
Other liabilities	121	120
Total liabilities	9,587	10,128
Equity
Stockholders' equity:
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 7,885,884 shares at June 30, 2025 and 7,793,090 shares at December 31, 2024	—	—
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 182,233 shares at June 30, 2025 and 178,557 shares at December 31, 2024	—	—
Series C common stock, $.01 par value. Authorized 4,000,000,000 shares; no shares issued	—	—
Additional paid-in capital	141	138
Accumulated other comprehensive earnings (loss), net of taxes	295	(15)
Retained earnings (accumulated deficit)	(3,416)	(1,094)
Total stockholders' equity	(2,980)	(971)
Noncontrolling interests in equity of subsidiaries	92	86
Total equity	(2,888)	(885)
Commitments and contingencies (note 9)
Total liabilities and equity	$6,699	9,243

See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions, except per share amounts
Total revenue, net	$2,236	2,407	4,341	4,749
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,422	1,532	2,808	3,043
Operating expense	164	178	327	358
Selling, general and administrative, including stock-based compensation (note 2)	422	418	805	826
Depreciation and amortization	105	96	207	195
Impairment of goodwill and intangible assets (note 5)	2,395	—	2,395	—
Restructuring costs (note 9)	—	18	57	18
Gain on sale leaseback transaction	—	—	—	(1)
	4,508	2,242	6,599	4,439
Operating income (loss)	(2,272)	165	(2,258)	310
Other income (expense):
Interest expense	(117)	(119)	(229)	(236)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(21)	(10)	(36)	(17)
Other, net	(1)	11	9	21
	(139)	(118)	(256)	(232)
Earnings (loss) before income taxes	(2,411)	47	(2,514)	78
Income tax (expense) benefit	202	(15)	214	(38)
Net earnings (loss)	(2,209)	32	(2,300)	40
Less net earnings (loss) attributable to the noncontrolling interests	13	12	22	21
Net earnings (loss) attributable to QVC Group, Inc. shareholders	$(2,222)	20	(2,322)	19

Basic net earnings (loss) attributable to Series A and Series B QVC Group, Inc. shareholders per common share (note 3):	$(275.46)	2.57	(289.11)	2.38
Diluted net earnings (loss) attributable to Series A and Series B QVC Group, Inc. shareholders per common share (note 3):	$(275.46)	2.57	(289.11)	2.38

See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Net earnings (loss)	$(2,209)	32	(2,300)	40
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	90	(29)	140	(73)
Credit risk on fair value debt instruments gains (loss)	134	70	176	(29)
Other comprehensive earnings (loss)	224	41	316	(102)
Comprehensive earnings (loss)	(1,985)	73	(1,984)	(62)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	15	8	28	11
Comprehensive earnings (loss) attributable to QVC Group, Inc. shareholders	$(2,000)	65	(2,012)	(73)

See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2025	2024

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(2,300)	40
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	207	195
Impairment of goodwill and intangible assets	2,395	—
Stock-based compensation	8	19
Realized and unrealized (gains) losses on financial instruments, net	36	17
Gain on sale leaseback transaction	—	(1)
Deferred income tax expense (benefit)	(239)	(60)
Other, net	16	6
Changes in operating assets and liabilities
Decrease (increase) in trade and other receivables	327	395
Decrease (increase) in inventory	(106)	(84)
Decrease (increase) in other current assets	37	39
(Decrease) increase in accounts payable	(149)	(122)
(Decrease) increase in accrued and other liabilities	(206)	(151)
Net cash provided (used) by operating activities	26	293
Cash flows from investing activities:
Capital expenditures	(72)	(94)
Expenditures for television distribution rights	(88)	(13)
Cash proceeds from dispositions of investments	—	6
Proceeds from sale of fixed assets	—	6
Other investing activities, net	(7)	(3)
Net cash provided (used) by investing activities	(167)	(98)
Cash flows from financing activities:
Borrowings of debt	1,011	1,660
Repayments of debt	(868)	(1,716)
Dividends paid to noncontrolling interest	(22)	(22)
Dividends paid to common shareholders	(1)	(4)
Other financing activities, net	(2)	(3)
Net cash provided (used) by financing activities	118	(85)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	27	(21)
Net increase (decrease) in cash, cash equivalents and restricted cash	4	89
Cash, cash equivalents and restricted cash at beginning of period	923	1,136
Cash, cash equivalents and restricted cash at end of period	$927	1,225

The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
	2025	2024

	in millions
Cash and cash equivalents	$897	905
Restricted cash included in other current assets	30	18
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$927	923

See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' Equity
					Accumulated	Retained
				Additional	other	earnings	Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	(Accumulated	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	deficit)	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2025	$—	—	—	138	(15)	(1,094)	86	(885)
Net earnings (loss)	—	—	—	—	—	(2,322)	22	(2,300)
Other comprehensive earnings (loss)	—	—	—	—	310	—	6	316
Stock-based compensation	—	—	—	4	—	—	—	4
Distribution to noncontrolling interest	—	—	—	—	—	—	(22)	(22)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Balance at June 30, 2025	$—	—	—	141	295	(3,416)	92	(2,888)

	Stockholders' Equity
					Accumulated	Retained
				Additional	other	earnings	Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	(Accumulated	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	deficit)	of subsidiaries	equity

	amounts in millions
Balance at March 31, 2025	$—	—	—	140	73	(1,194)	88	(893)
Net earnings (loss)	—	—	—	—	—	(2,222)	13	(2,209)
Other comprehensive earnings (loss)	—	—	—	—	222	—	2	224
Stock-based compensation	—	—	—	1	—	—	—	1
Distribution to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Balance at June 30, 2025	$—	—	—	141	295	(3,416)	92	(2,888)

QVC GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (continued)

(unaudited)

	Stockholders' Equity
					Accumulated	Retained
				Additional	other	earnings	Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	(Accumulated	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	deficit)	of subsidiaries	equity

	amounts in millions
Balance at January 1, 2024	$—	—	—	102	86	196	104	488
Net earnings (loss)	—	—	—	—	—	19	21	40
Other comprehensive earnings (loss)	—	—	—	—	(92)	—	(10)	(102)
Stock-based compensation	—	—	—	17	—	—	—	17
Distribution to noncontrolling interest	—	—	—	—	—	—	(22)	(22)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Other	—	—	—	1	—	—	—	1
Balance at June 30, 2024	$—	—	—	118	(6)	215	93	420

	Stockholders' Equity
					Accumulated	Retained	Accumulated
				Additional	other	earnings	Noncontrolling
	Preferred	Common stock		paid-in	comprehensive	(Accumulated	interest in equity	Total
	stock	Series A	Series B	capital	earnings (loss)	deficit)	of subsidiaries	equity

	amounts in millions
Balance at March 31, 2024	$—	—	—	110	(51)	195	96	350
Net earnings (loss)	—	—	—	—	—	20	12	32
Other comprehensive income (loss)	—	—	—	—	45	—	(4)	41
Stock-based compensation	—	—	—	8	—	—	—	8
Distribution to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Balance at June 30, 2024	$—	—	—	118	(6)	215	93	420

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

QVC Group has entered into certain agreements with Liberty Media Corporation ("LMC"), a separate publicly traded company. These agreements include a reorganization agreement, services agreement and facilities sharing agreement.  As a result of certain corporate transactions, LMC and QVC Group may have obligations to each other for certain tax related matters. Neither QVC Group nor LMC has any stock ownership, beneficial or otherwise, in the other. In connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”), QVC Group and an entity formerly known as GCI Liberty, Inc. (“prior GCI Liberty”) entered into a tax sharing agreement. Pursuant to the tax sharing agreement, prior GCI Liberty agreed to indemnify QVC Group for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by prior GCI Liberty (applicable to actions or failures to act by prior GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of prior GCI Liberty (or any successor corporation). Following a merger between Liberty Broadband Corporation (“Liberty Broadband”) and prior GCI Liberty, Liberty Broadband has assumed the tax sharing agreement.

The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between QVC Group and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides QVC Group with certain general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. QVC Group reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for QVC Group's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with QVC Group. Under

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

these various agreements, approximately $1 million and $3 million was reimbursable to LMC for the three months ended June 30, 2025 and 2024, respectively, and $3 million and $6 million was reimbursable to to LMC for the six months ended June 30, 2025 and 2024, respectively. QVC Group had a tax sharing payable to Liberty Broadband in the amount of approximately $15 million and $20 million as of June 30, 2025 and December 31, 2024, respectively, included in other liabilities in the condensed consolidated balance sheets.

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

Reverse Stock Split

On May 22, 2025, the Company filed an amendment to its Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s Series A common stock, par value $0.01 per share (“QVCGA”), and Series B common stock, par value $0.01 per share (“QVCGB” and, together with QVCGA, the “Common Stock”), at a ratio of 1-for-50 (the “Reverse Stock Split”). There was no change to the number of QVCGA and QVCGB shares currently authorized. The Charter Amendment was authorized by the stockholders of the Company at the Company’s Annual Meeting of Stockholders held on May 12, 2025.

Pursuant to the Charter Amendment on May 22, 2025, every 50 shares of QVCGA and QVCGB were automatically converted into one share of QVCGA and QVCGB, respectively, without any change in par value per share. The number of shares of Common Stock reserved for issuance under the Company’s 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”), the number of shares subject to the then-outstanding awards under the 2020 Incentive Plan and the purchase or exercise price or payout value based on a number of shares of the then-outstanding awards under the 2020 Incentive Plan were proportionately adjusted. The Company did not issue fractional shares of Common Stock in connection with the Reverse Stock Split. Instead, stockholders who were otherwise entitled to receive a fractional share of Common Stock following the Reverse Stock Split received a cash payment (without interest) in lieu of such fractional shares.

The Company’s Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the opening of trading on May 23, 2025. On May 27, 2025, the Company elected to have QVCGB suspended from trading on the Nasdaq Capital Market and QVCGB began quotation on the OTCQB Venture Market on May 28, 2025.

Unless noted, all shares of Common Stock, including Common Stock underlying stock options and restricted stock units, as well as all conversion ratios, exercise prices, conversion prices and per share information in the condensed consolidated financial statements have been retroactively adjusted to reflect the 1-for-50 Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Quarterly Report on Form 10-Q.

Restricted Cash

Restricted cash as of June 30, 2025 primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy and a cash deposit to cover potential disputes or other financial obligations with a counterparty.

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

In connection with the Reverse Stock Split, each QVCGA RSU, PSU and deferred stock unit (“DSU”) outstanding immediately prior to the Effective Time:

i.	was divided by the ratio of 1-for-50 and rounded down to the nearest whole RSU, PSU or DSU, and
ii.	cash was issued in lieu of fractional RSUs, PSUs or DSUs.

Also in connection with the Reverse Stock Split, each QVCGA and QVCGB stock option and stock appreciation right (“SAR”) outstanding immediately prior to the Effective Time:

i.	was divided by the ratio of 1-for-50 and rounded down to the nearest whole stock option or SAR, and
ii.	the corresponding exercise price was multiplied by the ratio of 1-for-50 and rounded up to the nearest cent.

All other terms and restrictions of the RSU, PSU, DSU, stock option and SAR, including, for example, the vesting terms, and for stock options and SARs, the expiration date, are the same as those applicable to the corresponding original RSU, PSU, DSU, stock option and SAR.

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $4 million and $3 million of stock-based compensation during the three months ended June 30, 2025 and 2024, respectively, and $8 million and $19 million of stock-based compensation during the six months ended June 30, 2025 and 2024, respectively.

QVC Group —Grants of Awards

During the six months ended June 30, 2025, and in connection with his employment agreement, QVC Group granted a $15 million performance cash award to our President and Chief Executive Officer, David Rawlinson II. Such performance cash award vests annually over three years, subject to the satisfaction of certain performance objectives.

The following table presents the number of QVCGA RSUs granted by the Company during the six months ended June 30, 2025:

	Six months ended
	June 30, 2025
	Awards Granted (000's)	Weighted Average GDFV

QVCGA cash-settled RSUs (1)	2,557	N/A
QVCGA stock-settled RSUs, mainly to our President and CEO (2)	324	$14.00
(1)	Grants mainly vest equally over three years.
(2)	Grant to Mr. Rawlinson was made in connection with his employment agreement and vests equally over three years (see note 8).

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

			Weighted		Aggregate
			average		intrinsic
	Series A		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2025	384	$354.42
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(60)	$626.45
Options outstanding at June 30, 2025	324	$304.14	1.6	years	$—
Options exercisable at June 30, 2025	324	$304.14	1.6	years	$—

			Weighted		Aggregate
			average		intrinsic
	Series B		remaining		value
	(000's)	WAEP	life		(millions)
Options outstanding at January 1, 2025	8	$647.50
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(7)	$674.50
Options outstanding at June 30, 2025	1	$438.00	0.7	years	$—
Options exercisable at June 30, 2025	1	$438.00	0.7	years	$—

The following table presents the number and weighted average GDFV of QVC Group stock-settled RSUs and DSUs granted to certain officers, employees and directors of the Company.

		Weighted		Weighted
	Series A	Average	Series B	Average
	(000's)	GDFV	(000's)	GDFV
Outstanding at January 1, 2025	175	$116.85	6	$250.50
Granted	324	$14.00	—	$—
Vested	(110)	$150.40	(6)	$250.50
Forfeited/Cancelled	(19)	$71.24	—	$—
Outstanding at June 30, 2025	370	$19.05	—	$—

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the number of QVC Group cash-settled RSUs and PSUs granted to certain officers and employees of the Company.

	QVCGA	QVCGA	Total QVCGA
	RSUs	PSUs	RSUs & PSUs
	(000's)	(000's)	(000's)
Outstanding at January 1, 2025	388	717	1,105
Granted	2,557	—	2,557
Vested	(130)	(19)	(149)
Forfeited/Cancelled	(238)	(412)	(650)
Outstanding at June 30, 2025	2,577	286	2,863

As of June 30, 2025, the total unrecognized compensation cost related to unvested Awards was approximately $34 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.0 years.

As of June 30, 2025, QVC Group reserved for issuance upon exercise of outstanding stock options approximately 324 thousand shares of QVCGA and 1 thousand shares of QVCGB.

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

Excluded from diluted EPS for the three and six months ended June 30, 2025 and 2024 are less than a million potential common shares because their inclusion would have been antidilutive.

	QVC Group Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	number of shares in thousands
Basic WASO	8,068	7,915	8,032	7,875
Potentially dilutive shares	—	23	8	22
Diluted WASO	8,068	7,938	8,040	7,897

s

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

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company's assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2025			December 31, 2024
		Quoted			Quoted
		prices			prices
		in active	Significant		in active	Significant
		markets for	other		markets for	other
		identical	observable		identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$628	628	—	652	652	—
Debt	$86	—	86	282	—	282

The Company's Level 2 financial liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Equity securities	$(1)	—	(1)	(2)
Exchangeable senior debentures	(20)	(10)	(35)	(15)
	$(21)	(10)	(36)	(17)

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors largely driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a gain of $176 million and a gain of $92 million for the three months ended June 30, 2025 and 2024, respectively, and a gain of $229 million and a loss of $38 million for the six months ended June 30, 2025 and 2024, respectively.  The cumulative change was a gain of $742 million as of June 30, 2025, net of the recognition of previously unrecognized gains and losses.

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2025 were as follows:

	QxH	QVC Int'l	CBI	Total

	amounts in millions
Balance at January 1, 2025	$1,465	740	12	2,217
Impairment	(1,465)	—	—	(1,465)
Foreign currency translation adjustments	—	78	—	78
Balance at June 30, 2025	$—	818	12	830

Intangible Assets Subject to Amortization

Amortization expense for intangible assets with finite useful lives was $69 million and $73 million for the three months ended June 30, 2025 and 2024, respectively, and $133 million and $150 million for the six months ended June 30, 2025 and 2024, respectively. Based on its amortizable intangible assets as of June 30, 2025, QVC Group expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2025	$133
2026	$208
2027	$60
2028	$15
2029	$4

\\\\\\\

Impairments

As a result of recent financial performance, macroeconomic conditions, declines in the Company’s stock price and credit rating downgrades, it was determined during the six months ended June 30, 2025 that an indication of impairment existed for the QxH reporting unit related to the QVC and HSN tradenames and goodwill. With the assistance of a third party specialist, the fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $930 million for the QVC and HSN tradenames, was recorded during the second quarter of 2025, in the impairment of goodwill and intangible assets line item in the consolidated statements of operations. With the assistance of a third party specialist, the fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $1,465 million was recorded during the second quarter of 2025, in the impairment of goodwill and intangible assets line item in the consolidated statements of operations.

Based on assessments performed during the second quarter of 2025 and the resulting impairment losses recorded, the estimated fair value of the QxH reporting unit did not significantly exceed its carrying value as of June 30, 2025. As of June 30, 2025, the Company had accumulated goodwill impairment losses of $5,228 million attributed to the QxH reporting unit.

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6)   Long-Term Debt

Debt is summarized as follows:

	Outstanding
	principal at	Carrying value
	June 30, 2025	June 30, 2025	December 31, 2024

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029 (1)(2)(3)	350	39	128
3.75% Exchangeable Senior Debentures due 2030 (1)(2)(3)	427	47	154
Subsidiary level notes and facilities
QVC 4.45% Senior Secured Notes due 2025(3)	—	—	585
QVC 4.75% Senior Secured Notes due 2027	44	44	44
QVC 4.375% Senior Secured Notes due 2028	72	72	72
QVC 6.875% Senior Secured Notes due 2029	605	605	605
QVC 5.45% Senior Secured Notes due 2034	400	400	400
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Senior Secured Credit Facility	1,925	1,925	1,195
Deferred loan costs	—	(26)	(29)
Total consolidated QVC Group debt	$5,640	4,920	4,968
Less current classification		(86)	(867)
Total long-term debt		$4,834	4,101
(1)	Measured at fair value
(2)	Classified as current at June 30, 2025
(3)	Classified as current at December 31, 2024

QVC Senior Secured Notes

On February 18, 2025, QVC repaid the remaining 4.45% Senior Secured Notes due 2025, at maturity, using availability on the Credit Facility (as defined below) and cash on hand.

The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of June 30, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes.  Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, under the indentures, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

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

The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility (the “Credit Facility”), with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Fifth Amended and Restated Credit Agreement bear interest at either the alternate base rate (such rate, the “ABR Rate”) or a London Inter-bank Offered Rate (“LIBOR”)-based rate (or the applicable non-U.S. Dollar equivalent rate) (such rate, the “Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty, other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if QVC Global or any other borrower under the Credit Facility (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the Credit Facility may be reborrowed.

On June 20, 2023, QVC and QVC Global as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Fifth Amended and Restated Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with SOFR-based rate loans.  Borrowings that are Secured Overnight Financing Rate (“SOFR”)-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio.

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

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Availability under the Fifth Amended and Restated Credit Agreement at June 30, 2025 was $1,196 million, reflecting outstanding borrowings net of letters of credit.  The interest rate on the Credit Facility was 6.1% and 6.9% at June 30, 2025 and 2024, respectively.  In July 2025, QVC borrowed $975 million under the Fifth Amended and Restated Credit Agreement. Availability under the Fifth Amended and Restated Credit Agreement at August 1, 2025 was approximately $200 million. QVC remains in compliance with its debt covenants at June 30, 2025, and as of July 31, 2025, following the borrowing in July 2025.

Exchangeable Senior Debentures

The Company has elected to account for its exchangeable senior debentures using the fair value option.  Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value.  As of June 30, 2025 the Company’s 3.75% and 4.0% Exchangeable Debentures have been classified as current because the Company does not own shares to exchange the debentures. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

Fair Value of Debt

QVC Group estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to QVC Group for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of QVC Group's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2025 are as follows (amounts in millions):

Senior debentures	$97
QVC senior secured notes	$871

Due to the variable rate nature, QVC Group believes that the carrying amount of its other debt, not discussed above, approximated fair value at June 30, 2025.

(7)   Preferred Stock

On September 14, 2020, QVC Group issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,723,158 shares of Preferred Stock issued and outstanding at June 30, 2025.

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

On May 23, 2025, the Board of Directors announced its decision to suspend payment of the quarterly cash dividend on the Preferred Stock, beginning with the quarterly cash dividend payable on June 16, 2025. As of June 30, 2025, the amount of preferred dividends in arrears was approximately $25 million in aggregate, which is included in accrued liabilities in the condensed consolidated balance sheet as of June 30, 2025, and $2.00 on a per share basis. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis. As a result of the non-payment of the quarterly cash dividend, the dividend rate increased from 8.0% to 9.5%.

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

Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the condensed consolidated balance sheets. The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share, and continues to be recorded at this value until the settlement date. Given the liability classification of the Preferred Stock, all dividends accrued will be classified as interest expense in the condensed consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $87 million as of June 30, 2025.

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

(9)   Commitments and Contingencies

Litigation

The Company has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible QVC Group may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that the amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

As previously reported, in October 2023, HSN entered into a settlement agreement with the Consumer Product Safety Commission (“CPSC”) in which HSN agreed to pay a civil penalty to settle the CPSC’s claims in relation to certain handheld clothing steamers sold by HSN that were subject to a voluntary recall previously announced in 2021.  In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter. QVC has cooperated (and intends to continue cooperating) fully with this investigation, and at this time, QVC is unable to predict the eventual scope, duration or outcome of this investigation, nor is it able to reasonably estimate any range of loss or possible loss.

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

On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the planned closure of the St. Petersburg, FL campus and recorded $15 million and $29 million of incremental depreciation during the three and six months ended June 30, 2025, respectively. On March 27, 2025, QVC announced a plan to reorganize teams across the company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the six months ended June 30, 2025.

During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the three and six months ended June 30, 2024, QVC recorded restructuring charges of $18 million in restructuring costs in the condensed consolidated statement of operations.

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

For the six months ended June 30, 2025, QVC Group has identified the following operating segments as its reportable segments:

●	QxH – QVC U.S. and HSN market and sell a wide variety of consumer products in the U.S., primarily by means of their televised shopping programs and via the Internet through their websites (including social media) and mobile applications.

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

●	QVC International – QVC International markets and sells a wide variety of consumer products in several foreign countries, primarily by means of its televised shopping programs and via the Internet through its international websites (including social media) and mobile applications.
●	CBI – CBI consists of a portfolio of aspirational home and apparel brands in the U.S. that sell merchandise through brick-and-mortar retail locations as well as via the Internet through their websites.

QVC Group's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.  The accounting policies of the segments are the same as those described in the Company's Summary of Significant Accounting Policies in the 2024 10-K.

Performance Measures

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended
	June 30, 2025
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$527	233	214	—	974
Apparel	299	112	38	—	449
Beauty	208	138	—	—	346
Accessories	180	56	—	—	236
Jewelry	62	37	—	—	99
Electronics	76	16	—	—	92
Other revenue	39	1	—	—	40
Total Net Revenue	$1,391	593	252	—	2,236

	Six months ended
	June 30, 2025
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$1,065	456	374	—	1,895
Apparel	557	211	78	—	846
Beauty	419	258	—	—	677
Accessories	353	102	—	—	455
Jewelry	125	70	—	—	195
Electronics	165	31	—	—	196
Other revenue	75	2	—	—	77
Total Net Revenue	$2,759	1,130	452	—	4,341

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended
	June 30, 2024
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$596	221	234	—	1,051
Apparel	328	105	39	—	472
Beauty	239	141	—	—	380
Accessories	212	53	—	—	265
Jewelry	73	39	—	—	112
Electronics	73	16	—	—	89
Other revenue	37	1	—	—	38
Total Net Revenue	$1,558	576	273	—	2,407

	Six months ended
	June 30, 2024
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$1,185	458	423	—	2,066
Apparel	610	213	81	—	904
Beauty	478	270	—	—	748
Accessories	413	101	—	—	514
Jewelry	153	72	—	—	225
Electronics	181	31	—	—	212
Other revenue	77	3	—	—	80
Total Net Revenue	$3,097	1,148	504	—	4,749

Other performance measures reviewed by the CODM are as follows:

	Three months ended June 30, 2025
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Net Revenue	$1,391	593	252	—	2,236
Cost of goods sold (exclusive of depreciation and amortization)	900	381	141	—	1,422
Gross profit	491	212	111	—	814
Operating expense	107	47	10	—	164
Advertising expense	68	10	45	—	123
Selling, general and administrative expense (exclusive of stock-based compensation and advertising)	166	80	39	10	295
Adjusted OIBDA	$150	75	17	(10)	232

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Six months ended June 30, 2025
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Net Revenue	$2,759	1,130	452	—	4,341
Cost of goods sold (exclusive of depreciation and amortization)	1,823	729	256	—	2,808
Gross profit	936	401	196	—	1,533
Operating expense	218	90	19	—	327
Advertising expense	123	18	84	—	225
Selling, general and administrative expense (exclusive of stock-based compensation and advertising)	323	155	80	14	572
Adjusted OIBDA	$272	138	13	(14)	409

	Three months ended June 30, 2024
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Net Revenue	$1,558	576	273	—	2,407
Cost of goods sold (exclusive of depreciation and amortization)	1,007	367	158	—	1,532
Gross profit	551	209	115	—	875
Operating expense	122	45	11	—	178
Advertising expense	63	9	50	—	122
Selling, general and administrative expense (exclusive of stock-based compensation and advertising)	172	78	35	8	293
Adjusted OIBDA	$194	77	19	(8)	282

	Six months ended June 30, 2024
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Net Revenue	$3,097	1,148	504	—	4,749
Cost of goods sold (exclusive of depreciation and amortization)	2,014	733	296	—	3,043
Gross profit	1,083	415	208	—	1,706
Operating expense	247	90	21	—	358
Advertising expense	116	16	93	—	225
Selling, general and administrative expense (exclusive of stock-based compensation and advertising)	341	157	69	15	582
Adjusted OIBDA	$379	152	25	(15)	541

QVC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2025
	Total assets	Capital expenditures

	amounts in millions
QxH	$3,703	49
QVC International	1,899	14
CBI	554	9
Corporate and other	543	—
Consolidated QVC Group	$6,699	72

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Adjusted OIBDA	$232	282	409	541
Stock-based compensation	(4)	(3)	(8)	(19)
Depreciation and amortization	(105)	(96)	(207)	(195)
Impairment of goodwill and intangible assets	(2,395)	—	(2,395)	—
Restructuring costs	—	(18)	(57)	(18)
Gain on sale leaseback transaction	—	—	—	1
Operating income (loss)	$(2,272)	165	(2,258)	310
Interest expense	(117)	(119)	(229)	(236)
Realized and unrealized gains (losses) on financial instruments, net	(21)	(10)	(36)	(17)
Other, net	(1)	11	9	21
Earnings (loss) before income taxes	$(2,411)	47	(2,514)	78

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies, including QVC’s WIN strategy; revenue growth at QVC, Inc. ("QVC"); economic and macroeconomic trends (including the impact of tariffs); statements regarding the carrying value of intangible assets; projected sources and uses of cash; repayment of debt; fluctuations in interest rates and foreign currency exchange rates; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of these forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should not place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	customer demand for our products and services and our ability to attract new customers and retain existing customers by anticipating customer demand and adapting to changes in demand;
●	competitor responses to our products and services;
●	increased digital TV penetration and the impact on channel positioning of our programs;
●	the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance and condition, including availability, terms, deployment of capital and our level of indebtedness;
●	our ability to effectively manage our installment sales plans and revolving credit card programs;
●	the cost and ability of shipping companies, manufacturers, suppliers, digital marketing channels, and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	availability of qualified personnel;
●	the impact of the seasonality of our businesses;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and Environmental, Social and Governance commitments, and adverse outcomes from regulatory proceedings;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors, including our increased reliance on social media platforms as a marketing tool;
●	domestic and international economic and business conditions and industry trends, including the impact of inflation and increased labor costs;
●	increases in market interest rates;
●	changes and uncertainty surrounding tariffs, trade policy and trade relations with China, the United Kingdom (“U.K.”) and other countries;
●	consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
●	the effects of our subsidiaries’ debt and other financial obligations and ability to meet those obligations, including covenants in our debt agreements;
●	downgrades to QVC’s credit ratings;
●	the effects of any impairment of our subsidiaries’ goodwill and intangible assets;
●	system interruption and the lack of integration and redundancy in the systems and infrastructures of our businesses;
●	advertising spending levels;

●	changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and Internet protocol television and their impact on home shopping programming;
●	rapid technological changes;
●	failure to protect the security of personal information, including as a result of cybersecurity threats and cybersecurity incidents, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we operate;
●	natural disasters, public health crises (such as COVID-19 and its variants or future pandemics or epidemics), political crises, and other catastrophic events or other events outside of our control, including climate change;
●	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;
●	failure to successfully implement business improvement initiatives and growth strategies; and
●	fluctuations in foreign currency exchange rates.

For additional risk factors, please see Part II, Item 1A. of this Quarterly Report on Form 10-Q, Part II, Item 1A. of our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Reverse Stock Split

On May 22, 2025, the Company filed an amendment to its Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s Series A common stock, par value $0.01 per share (“QVCGA”), and Series B common stock, par value $0.01 per share (“QVCGB”

and, together with QVCGA, the “Common Stock”), at a ratio of 1-for-50 (the “Reverse Stock Split”). There was no change to the number of QVCGA and QVCGB shares currently authorized. The Charter Amendment was authorized by the stockholders of the Company at the Company’s Annual Meeting of Stockholders held on May 12, 2025.

Pursuant to the Charter Amendment on May 22, 2025, every 50 shares of QVCGA and QVCGB were automatically converted into one share of QVCGA and QVCGB, respectively, without any change in par value per share. The number of shares of Common Stock reserved for issuance under the Company’s 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”), the number of shares subject to the then-outstanding awards under the 2020 Incentive Plan and the purchase or exercise price or payout value based on a number of shares of the then-outstanding awards under the 2020 Incentive Plan were proportionately adjusted. The Company did not issue fractional shares of Common Stock in connection with the Reverse Stock Split. Instead, stockholders who were otherwise entitled to receive a fractional share of Common Stock following the Reverse Stock Split received a cash payment (without interest) in lieu of such fractional shares.

The Company’s Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the opening of trading on May 23, 2025. On May 27, 2025, the Company elected to have QVCGB suspended from trading on the Nasdaq Capital Market and QVCGB began quotation on the OTCQB Venture Market on May 28, 2025.

Unless noted, all shares of Common Stock, including Common Stock underlying stock options and restricted stock units, as well as all conversion ratios, exercise prices, conversion prices and per share information in the condensed consolidated financial statements have been retroactively adjusted to reflect the 1-for-50 Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Quarterly Report on Form 10-Q.

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

On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the planned closure of the St. Petersburg, FL campus and recorded $15 million and $29 million of incremental depreciation during the three and six months ended June 30, 2025, respectively. On March 27, 2025, QVC announced a plan to reorganize teams across the company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the six months ended June 30, 2025.

During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the three and six months ended June 30, 2024, QVC recorded restructuring charges of $18 million in restructuring costs in the condensed consolidated statement of operations.

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

The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate, has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Economic tensions and changes and uncertainty relating to international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. Although the majority of tariffs were paused while the U.S. negotiated trade deals to remove trade barriers or tariffs, there is uncertainty as to whether and when the U.S. may impose new, reinstated or adjusted tariffs on goods imported from China or other countries, and global financial markets have experienced and may continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, continue to be uncertain or deteriorate, QVC’s customers may respond by further suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects. Additionally, these economic and financial market conditions may result in consumers remaining highly distracted. In the U.S., TV shopping and entertainment hours declined, while news and business TV viewership rose, reflecting shifting consumer attention.

The Company has continued to see inflationary pressures during the period including higher wages and merchandise costs consistent with inflation and tariff impacts experienced by the global economy. As a result of existing and any new or additional tariffs, the cost of merchandise is expected to increase, as a result QVC has in certain circumstances implemented price adjustments and undertaken an inventory review process and QVC may seek alternative sources of supply for merchandise. Further, the full impact of recent governmental actions on macroeconomic conditions and on QVC’s business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs, the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, the result of legal and other challenges on the tariffs, and possible resulting general inflationary pressures in the global economy, as well as the availability and cost of alternative sources of supply for merchandise. If these pressures persist, inflated costs may result in certain increased costs outpacing our pricing power in the near term.

Due to goodwill and tradename impairments related to the QxH reporting unit during the second quarter of 2025, the fair values of such intangible assets do not significantly exceed their carrying value. The Company will continue to monitor QVC’s reporting units’ current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including goodwill and tradenames) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that additional carrying value adjustments are required, which could be material.

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

Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Revenue
QxH	$1,391	1,558	2,759	3,097
QVC International	593	576	1,130	1,148
CBI	252	273	452	504
Consolidated QVC Group	$2,236	2,407	4,341	4,749

Operating Income (Loss)
QxH	$(2,334)	106	(2,334)	200
QVC International	62	57	91	120
CBI	10	11	(1)	8
Corporate and other	(10)	(9)	(14)	(18)
Consolidated QVC Group	$(2,272)	165	(2,258)	310

Adjusted OIBDA
QxH	$150	194	272	379
QVC International	75	77	138	152
CBI	17	19	13	25
Corporate and other	(10)	(8)	(14)	(15)
Consolidated QVC Group	$232	282	409	541

Revenue.    Consolidated QVC Group revenue decreased 7.1% or $171 million and 8.6% or $408 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year.  Revenue declined in all segments during the three and six months ended June 30, 2025, with the exception of an increase in revenue at QVC International of $17 million for the three months ended June 30, 2025, compared to the corresponding period in the prior year.  See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Stock-based compensation.    Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.

We recorded $4 million and $3 million of stock-based compensation for the three months ended June 30, 2025 and 2024, respectively, and $8 million and $19 million of stock-based compensation for the six months ended June 30, 2025 and 2024, respectively.  The increase for the three months ended June 30, 2025, compared to the same period in the prior year, was primarily due to increases at QxH, partially offset by decreases at the corporate level. The decrease for the six months ended June 30, 2025, compared to the same period in the prior year was primarily due to decreases at QxH and at the corporate level. As of June 30, 2025, the total unrecognized compensation cost related to unvested QVC Group equity awards was approximately $34 million. Such amount will be recognized in our condensed consolidated statements of operations over a weighted average period of approximately 2.0 years.

Operating income (loss).    Our consolidated operating income decreased $2,437 million and $2,568 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to the impairment of goodwill and tradenames recorded during the three and six months ended June 30,

2025. For the three months ended June 30, 2025, operating income decreased $2,440 million at QxH and $1 million at CBI, and operating losses increased $1 million at the Corporate and other segment, partially offset by an increase in operating income of $5 million at QVC International. The increase in operating losses at the Corporate and other segment was primarily due to higher consulting expenses, partially offset by lower bonus payments and legal expenses. For the six months ended June 30, 2025, operating income decreased $2,534 million at QxH, $29 million at QVC International and $9 million at CBI, partially offset by a decrease in operating losses of $4 million at the Corporate and other segment due to lower stock-based compensation, bonus payments, audit fees and legal expenses, partially offset by higher consulting expenses. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

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

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Operating income (loss)	$(2,272)	165	(2,258)	310
Depreciation and amortization	105	96	207	195
Stock-based compensation	4	3	8	19
Impairment of goodwill and intangible assets	2,395	—	2,395	—
Restructuring costs	—	18	57	18
Gain on sale leaseback transaction	—	—	—	(1)
Adjusted OIBDA	$232	282	409	541

Consolidated Adjusted OIBDA decreased 17.7% or $50 million and 24.4% or $132 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year. For the three months ended June 30, 2025,  Adjusted OIBDA decreased primarily due to decreases in Adjusted OIBDA at QxH of $44 million, at QVC International of $2 million, at CBI of $2 million, and an increase in Adjusted OIBDA losses at Corporate and other of $2 million due to higher consulting expenses, partially offset by lower bonus payments, audit fees and legal expenses, compared to the same period in the prior year. For the six months ended June 30, 2025, Adjusted OIBDA decreased primarily due to decreased Adjusted OIBDA at QxH of $107 million, at QVC International of $14 million, and at CBI of $12 million, partially offset by a decrease in Adjusted OIBDA losses at the Corporate and other segment of $1 million, primarily due to lower bonus payments, audit fees and legal expenses, partially offset by higher consulting expenses, compared to the same period in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions

Interest expense	$(117)	(119)	(229)	(236)
Realized and unrealized gains (losses) on financial instruments, net	(21)	(10)	(36)	(17)
Other, net	(1)	11	9	21
Other income (expense)	$(139)	(118)	(256)	(232)

Interest expense.    Interest expense decreased $2 million and $7 million for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to lower outstanding debt at QVC compared to the prior year, partially offset by increases in interest expense at the corporate level due to additional interest expense related to the non-payment of the 8.0% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”) dividend (see note 7 to the accompanying condensed consolidated financial statements).

Realized and unrealized gains (losses) on financial instruments, net.    Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Equity securities	$(1)	—	(1)	(2)
Exchangeable senior debentures	(20)	(10)	(35)	(15)
	$(21)	(10)	(36)	(17)

The changes in these accounts are primarily due to changes in market factors largely driven by changes in the fair value of the underlying stocks or financials instruments to which these related (see note 6 to the accompanying condensed consolidated financial statements for additional discussion related to debt).

Other, net. Other, net decreased $12 million for both the three and six months ended June 30, 2025, compared to the corresponding periods in the prior year, primarily as a result of a reduction in interest and dividend income and foreign exchange losses, partially offset by tax sharing benefits in the current year compared to tax sharing expense in the prior year.

Income taxes.  Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the three and six months ended June 30, 2025 and 2024 are summarized below:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Earnings (loss) before income taxes	$(2,411)	47	(2,514)	78
Income tax (expense) benefit	$202	(15)	214	(38)
Effective tax rate	8%	32%	9%	49%

Income tax expense differs from the U.S. statutory tax rate of 21% during the three and six months ended June 30, 2025, primarily due to an impairment of goodwill that is not deductible for tax purposes (see note 5 to the accompanying condensed consolidated financial statements).  Income tax expense was higher than the U.S. statutory tax rate of 21% during the three and six months ended June 30, 2024, primarily due to foreign income tax expense and non-deductible interest expense related to the Preferred Stock, partially offset by a decrease in the valuation allowance against certain deferred taxes.  Income tax expense in the six months ended June 30, 2024 was also impacted by additional tax expense caused by stock compensation shortfalls and expirations. For the three and six months ended June 30, 2025, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by Financial Accounting Standards Board Accounting Standards Codification 740-270-30-18, Income Taxes – Interim Reporting, which management determined to be more appropriate than the annual effective rate method.

Net earnings (loss). We had net losses of $2,209 million and net earnings of $32 million for the three months ended June 30, 2025 and 2024, respectively, and net losses of $2,300 million and net earnings $40 million for the six months ended June 30, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

As of June 30, 2025, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of June 30, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, under the indentures, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

QVC Group and certain of its subsidiaries’ debt credit ratings were downgraded by Fitch Ratings during the six months ended June 30, 2025 as follows: (i) downgraded QVC’s long-term issuer default rating from “B” to “CCC+” and downgraded the senior secured rating from “BB-” to “B”; (ii) downgraded LI LLC’s long-term issuer default rating from “B” to “CCC+”, and downgraded the senior unsecured rating from “CCC+” to “CCC-”; (iii) downgraded QVC Group’s long-term issuer default rating from “B”  to “CCC+,” and downgraded QVC Group’s preferred rating from “CCC+” to “CCC-.”

QVC Group and certain of its subsidiaries’ debt credit ratings were downgraded by Moody’s Ratings during the six months ended June 30, 2025 as follows: (i) downgraded QVC’s senior secured rating from “B2” to “Caa1”; and (ii) downgraded LI LLC’s corporate family rating from “B3” to “Caa1” and downgraded the senior unsecured rating from “Caa2” to “Caa3.”

A downgrade of QVC's credit ratings or rating outlooks has and will likely continue to adversely affect the market prices of its debt securities and QVC Group's equity securities, its access to capital, or trigger additional collateral or funding requirements or the imposition of financial or other burdensome covenants. See Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q for additional information.

As of June 30, 2025, QVC Group's liquidity position included the following:

Cash and cash
equivalents

amounts in millions
QVC	$330
CBI	105
Corporate	462
Total QVC Group	$897

As of June 30, 2025, the Company has $30 million of restricted cash that primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy and a cash deposit to cover potential disputes or other financial obligations with a counterparty.

Borrowing capacity
amount in millions
Credit Facility	$1,196

To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of June 30, 2025, the Company had approximately $214 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 58% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).

Additionally, we believe our businesses will generate positive cash flow from operations during 2025.

	Six months ended
	June 30,
	2025	2024

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$26	293
Net cash provided (used) by investing activities	$(167)	(98)
Net cash provided (used) by financing activities	$118	(85)

During the six months ended June 30, 2025, QVC Group's primary uses of cash were expenditures for television distribution rights of $88 million, capital expenditures of $72 million, and dividends paid to noncontrolling interest of $22 million. QVC Group’s primary source of cash was net debt borrowings of $143 million.

The projected uses of QVC Group cash for the remainder of 2025 are continued capital improvement spending between $100 million and $125 million, debt service payments (including approximately $176 million for interest payments on outstanding debt), repayment of debt, and payment of dividends to the holders of the Preferred Stock. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.

The Company may from time to time repurchase any level of its outstanding debt through open market purchases, privately negotiated transactions, redemptions, tender offers or otherwise. Repurchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Availability under the Fifth Amended and Restated Credit Agreement at June 30, 2025 was $1,196 million, reflecting outstanding borrowings net of letters of credit. In July 2025, QVC borrowed $975 million under the Fifth Amended and Restated Credit Agreement. Availability under the Fifth Amended and Restated Credit Agreement at August 1, 2025 was

approximately $200 million. QVC Group and its subsidiaries were in compliance with all debt covenants at June 30, 2025, and as of July 31, 2025, following the borrowing in July 2025.

Results of Operations—Businesses

QVC.  QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet (including social media) and mobile applications. In the U.S., QVC’s televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC 2, QVC 3, HSN and HSN2. QVC’s U.S. programming is also available on QVC.com and HSN.com, which we refer to as “QVC’s U.S. websites”; virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream, and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; social media pages and over-the-air broadcasters (collectively, the “Digital Platforms”).

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

QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During both of the six months ended June 30, 2025 and 2024, QVC-Japan paid dividends to Mitsui of $22 million.

QVC's operating results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Net revenue	$1,984	2,134	3,889	4,245
Cost of goods sold (exclusive of depreciation and amortization)	(1,281)	(1,374)	(2,552)	(2,747)
Operating expenses	(154)	(167)	(308)	(337)
Advertising expenses	(78)	(72)	(141)	(132)
Selling, general and administrative expenses (exclusive of stock-based compensation and advertising)	(246)	(250)	(478)	(498)
Adjusted OIBDA	225	271	410	531
Impairment of goodwill and intangible assets	(2,395)	—	(2,395)	—
Restructuring costs	—	(18)	(57)	(18)
Gain on sale leaseback transaction	—	—	—	1
Stock-based compensation	(4)	(2)	(8)	(14)
Depreciation and amortization	(98)	(88)	(193)	(180)
Operating income (loss)	$(2,272)	163	(2,243)	320

Net revenue by segment was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
QxH	$1,391	1,558	2,759	3,097
QVC International	593	576	1,130	1,148
Consolidated QVC	$1,984	2,134	3,889	4,245

Revenue. QVC's consolidated net revenue decreased $150 million or 7.0% and $356 million or 8.4% for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year. The three month decrease in total revenue, net is primarily due to a 9.6% decrease in units shipped attributable to QxH and to a lesser extent QVC International. The decrease to total revenue, net was partially offset by a $74 million decrease in estimated product returns primarily at QxH and to a lesser extent QVC International. The six month decrease in total revenue, net is primarily due to a 8.6% decrease in units shipped attributable to QxH and to a lesser extent QVC International. The decrease was also related to a 1% decrease in average selling price per unit ("ASP") across both QxH and QVC International. These decreases to total revenue, net were partially offset by a $115 million decrease in estimated product returns primarily at QxH and to a lesser extent QVC International.

During the three and six months ended June 30, 2025 and 2024, the changes in revenue and expenses were affected by changes in the currency exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

In discussing QVC’s operating results, the term “currency exchange rates” refers to the foreign currency exchange rates QVC uses to convert the operating results for all countries where the functional currency is not the U.S. Dollar. QVC calculates the effect of changes in currency exchange rates as the difference between current period activity translated using the prior period's currency exchange rates. QVC refers to the results of this calculation as the impact of currency exchange rate fluctuations. Constant currency operating results refers to operating results without the impact of the currency exchange rate fluctuations. The disclosure of results in constant currency permits investors to better understand QVC’s underlying performance without the effects of currency exchange rate fluctuations.

The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended			Six months ended
	June 30, 2025			June 30, 2025
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(10.7)%	—%	(10.7)%	(10.9)%	—%	(10.9)%
QVC International	3.0%	6.1%	(3.1)%	(1.6)%	1.8%	(3.4)%

For the three months ended June 30, 2025, QxH's total revenue, net decline of $167 million or 10.7% was attributable to a 12.8% decrease in units shipped. This decline was partially offset by a $55 million decrease in estimated product returns. For the three months ended June 30, 2025, QxH experienced shipped sales declines in all product categories except for Electronics. For the six months ended June 30, 2025, QxH's total revenue, net decline of $338 million or 10.9% was attributable to a 11.2% decrease in units shipped and a 1% decrease in ASP. These declines were partially offset by a $85 million decrease in estimated product returns. For the six months ended June 30, 2025, QxH experienced shipped sales declines in all product categories.

For the three months ended June 30, 2025, QVC International's total revenue, net, in constant currency, decline of $17 million was due to a 3% decrease in aggregate units shipped attributable to Japan and Germany, partially offset by an increase in the U.K. and a 2% decrease in ASP, primarily attributable to the U.K. and to a lesser extent Germany and Japan. These decreases were partially offset by an $18 million decrease in estimated product returns attributable to Germany. For the three months ended June 30, 2025, QVC International experienced shipped sales growth in constant currency in apparel with declines across all other product categories except home and accessories which remained flat. For the six months ended June 30, 2025 QVC International's total revenue, net, in constant currency, decline of $39 million was due to a 3.5% decrease in aggregate units shipped attributable to Japan and Germany, partially offset by an increase in the U.K. and a 2% decrease in ASP, attributable to the U.K. These decreases were partially offset by a $30 million decrease in estimated product returns attributable to Germany. For the six months ended June 30, 2025, QVC International experienced shipped sales declines in constant currency in all product categories.

Cost of goods sold (excluding depreciation and amortization). QVC's cost of goods sold as a percentage of net revenue was 64.6% and 65.6% for the three and six months ended June 30, 2025, respectively, compared to 64.4% and 64.7% for the three and six months ended June 30, 2024, respectively. The increase in cost of goods sold as a percentage of revenue for the three and six months ended June 30, 2025 is due to higher warehouse and freight costs across both segments, and unfavorable product mix at QxH.  These increases were partially offset by product margin favorability at QVC International. The product margin favorability for the three and six months ended June 30, 2025 was driven by favorable product mix at QVC International.

Operating expenses. QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and TV distribution expenses. Operating expenses were 7.8% and 7.9% of net revenue for the three and six months ended June 30, 2025 and 2024, respectively.

Advertising expenses. QVC’s advertising expenses increased $6 million or 8.3% for the three months ended June 30, 2025 as compared to the corresponding period in the prior year. QVC’s advertising expenses increased $9 million or 6.8% for the six months ended June 30, 2025 as compared to the corresponding period in the prior year. Both periods increases were primarily driven by social and streaming platforms at QxH.

Selling, general and administrative expenses (excluding stock-based compensation and advertising). QVC's selling, general, and administrative expenses (excluding stock-based compensation and advertising) include personnel, information technology (“IT”), production costs and the provision for doubtful accounts. Such expenses decreased $4 million and increased 1% as a percentage of total revenue, net for the three months ended June 30, 2025, as compared to the corresponding period in the prior year. Selling, general, and administrative expenses decreased $20 million and increased 1% as a percentage of total revenue, net for the six months ended June 30, 2025, as compared to the corresponding period in the prior year.

The decrease in expenses for the three and six months ended June 30, 2025 was due to decreases in personnel costs. The decreases in personnel costs were driven by QxH as a result of lower wages due to a workforce reduction associated with the shift in the IT operating model that occurred in the second quarter of the prior year, as well as the reorganization of teams across the Company as part of the WIN strategy announced at the end of the first quarter of 2025.

Impairment of goodwill and intangible assets. QVC recorded impairment of goodwill and intangible assets of $2,395 million for the three and six months ended June 30, 2025, including $930 million related to the decrease in the fair value of the QVC and HSN tradenames and $1,465 million related to a decrease in the fair value of the QxH reporting unit goodwill as a result of quantitative assessments performed by the Company (see note 5 to the accompanying condensed consolidated financial statements for additional information).

Restructuring costs. For the six months ended June 30, 2025 QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, resulting from the announced plan to reorganize its teams across the Company as part of the WIN strategy. For the three and six months ended June 30, 2024 QVC recorded $18 million of restructuring costs related to the shift in its IT operating model.

Stock-based compensation. Stock-based compensation includes compensation related to options and restricted stock units granted to certain employees, directors and officers. QVC recorded $4 million and $8 million of stock-based compensation expense for the three and six months ended June 30, 2025, respectively, and recorded $2 million and $14 million of stock-based compensation expense for the three and six months ended June 30, 2024, respectively. The decrease in stock-based compensation expense for the six months ended June 30, 2025 was primarily related to a decline in the probability of satisfying performance objectives and changes in the market price of QVC Group’s Series A common stock.

Depreciation and amortization. Depreciation and amortization increased $10 million and $13 million for the three and six months ended June 30, 2025, compared to the same period in the prior year, and included acquisition related amortization of $11 million and $15 million for the three months ended June 30, 2025 and 2024, respectively, and $23 million and $31 million for the six months ended June 30, 2025 and 2024, respectively. The increase for the three and six months ended June 30, 2025 was primarily due to $15 million and $29 million of incremental depreciation, respectively, due to accelerated depreciation of the St. Petersburg, FL campus property and associated assets as a result of the planned closure. These increases were partially offset by a decrease in software amortization for the three and six months ended June 30, 2025, primarily due to assets that fully depreciated in the second quarter of 2024 at QxH.

CBI.  CBI consists of a portfolio of aspirational home and apparel brands.  The home brands are comprised of Ballard Designs, Frontgate, and Grandin Road, while Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are also 35 retail and outlet stores located throughout the U.S., primarily comprised of Ballard Designs and Frontgate stores.

CBI's stand-alone operating results for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Net revenue	$252	273	452	504
Costs of goods sold	(141)	(158)	(256)	(296)
Operating expenses	(10)	(11)	(19)	(21)
SG&A expenses (excluding stock-based compensation)	(84)	(85)	(164)	(162)
Adjusted OIBDA	17	19	13	25
Stock-based compensation	—	—	—	(2)
Depreciation and amortization	(7)	(8)	(14)	(15)
Operating income (loss)	$10	11	(1)	8

CBI's consolidated net revenue decreased 7.7% and 10.3% for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year. The decrease in net revenue for the three months ended June 30, 2025 was the result of a decrease in units shipped of 6.9% and ASP of 1.8% compared to the same period in the prior year. The decrease in units shipped was due to softness in the home category. The decrease for the six months ended June 30, 2025 was the result of a decrease in units shipped of 11.7% compared to the same period in the prior year, primarily related to softness in the home and apparel categories.

CBI's cost of goods sold as a percentage of net revenue was 56.0% and 57.9% for the three months ended June 30, 2025 and 2024, respectively, and 56.6% and 58.7% for the six months ended June 30, 2025 and 2024, respectively. The decrease in cost of goods sold as a percentage of net revenue in both periods was primarily due to higher product margins and lower freight costs.

Operating expenses are principally comprised of credit card processing fees and customer service expenses, which are variable expenses that support sales activity.  For the three and six months ended June 30, 2025, operating expenses decreased $1 million and $2 million, respectively, compared to the corresponding period in the prior year, primarily due to lower revenue, as discussed above.

CBI’s SG&A expenses (excluding stock-based compensation) include print, digital and retail marketing. For the three months ended June 30, 2025, as a percentage of net revenue, these expenses increased from 31.1% to 33.3%, and for the six months ended June 30, 2025, as a percentage of net revenue, these expenses increased from 32.1% to 36.3%. In both periods the increases were primarily attributable to lower revenue compared to the prior year, as discussed above, and increased consulting expenses related to business transformation initiatives.

CBI’s stock-based compensation expense remained relatively flat for the three and six months ended June 30, 2025, as compared to the corresponding period in the prior year.

CBI’s total depreciation and amortization expense decreased $1 million for both of the three and six months ended June 30, 2025, as compared to the corresponding periods in the prior year, primarily due to software investments that are fully amortized.

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

As a result of recent financial performance, macroeconomic conditions, declines in the Company’s stock price and credit rating downgrades, it was determined during the six months ended June 30, 2025 that an indication of impairment existed for the QxH reporting unit related to the QVC and HSN tradenames and goodwill. With the assistance of a third party specialist, the fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $930 million for the QVC and HSN tradenames, was recorded during the second quarter of 2025, in impairment of goodwill and intangible assets in the consolidated statements of operations. With the assistance of a third party specialist, the fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $1,465 million was recorded, in impairment of goodwill and intangible assets in the consolidated statements of operations.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2025, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
		Weighted		Weighted
	Principal	average	Principal	average
	amount	interest rate	amount	interest rate

	dollar amounts in millions
QVC	$1,925	6.1%	$2,146	6.2%
Corporate and other	$—	—%	$1,569	6.1%

QVC Group is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, QVC Group may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for each of the three and six months ended June 30, 2025 would have been impacted by approximately $1 million, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, in October 2023, HSN entered into a settlement agreement with the Consumer Product Safety Commission (“CPSC”) in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claims that HSN allegedly failed to timely submit a report under the Consumer Product Safety Act (“CPSA”) in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter. We have cooperated (and intend to continue cooperating) fully with this investigation, and at this time, we are unable to predict the eventual scope, duration or outcome of this investigation, nor are we able to reasonably estimate any range of loss or possible loss.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which risk factors are incorporated by reference into this Quarterly Report on Form 10-Q.

The following risk factors are hereby replaced in their entirety as set forth below.

Our businesses may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other countries. Recently there have been significant changes to U.S. trade policies, treaties and tariffs, including, but not limited to, trade policies, treaties and tariffs affecting products from outside of the U.S. For example, in April 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and placed additional significant tariffs on certain goods imported from China. Although the majority of tariffs were paused while the U.S. negotiated trade deals to remove trade barriers or reduce tariffs, there is uncertainty as to whether and when the U.S. may impose new, reinstated or adjusted tariffs on goods imported from China or other countries. Tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. The full impact of recent and future governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs, the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, the result of legal and other challenges on the tariffs, and possible resulting general inflationary pressures in the global economy, as well as the availability and cost of alternative sources of supply for merchandise. As a result of existing and any new or additional tariffs, the cost of merchandise is expected to increase, including as a result of finding new sources of supply for merchandise, which may be at less favorable pricing than our current sources of supply. We have begun to implement price adjustments in certain circumstances and we may seek in the future to increase prices at which other products are offered to our customers in order to maintain our margins, which may diminish demand for the products sold by our businesses. Our businesses’ ability to satisfy customer demand for products may be negatively impacted if we decide to hold shipments of inventory while we determine the impacts of the tariffs on our businesses, if we choose to cease carrying merchandise or if we need to source merchandise from alternative suppliers who may not be of comparable quality as our existing suppliers, or if we need to change the timing of planned promotions or the roll-out of new products. Although we have developed and implemented strategies to mitigate previously implemented and, in some cases, proposed tariff increases, there is no assurance we will be able to continue to mitigate prolonged tariffs.

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

For example, for the quarter ended June 30, 2025, the Company identified impairments for the QxH reporting unit related to the QVC and HSN tradenames and goodwill of approximately $2.4 billion. We recorded impairments for the QxH reporting unit as previously reported in the years ended December 31, 2024, 2023 and 2022.

Additionally, recent business trends and global economic conditions may continue to make it a challenge for our reporting units to be able to realize their current long-term forecast. The Company will continue to monitor its reporting units’ current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including goodwill and tradenames) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that additional carrying value adjustments are required, which could be material, and we could be required to record additional impairment charges on our goodwill or other identifiable intangible assets in the future, which could result in reductions to stockholders’ equity and material non-cash charges to our earnings and may negatively impact our stock price and financial condition.

Significant developments stemming from U.S. and international trade policy with China, including in response to tariffs, as well as forced labor and human rights abuses in China, may adversely impact our businesses and operating results. There is currently significant uncertainty about the future relationship between the U.S. and China with respect to tariffs and trade policies. The U.S. government has placed significant tariffs on certain goods imported from China and may impose new tariffs on goods imported from China. In retaliation, China has responded by imposing tariffs on a wide range of products imported from the U.S. Although the U.S. and China have agreed to reduce tariffs on most Chinese goods from the peak tariffs of April 2025, negotiations remain ongoing and we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China, what products may ultimately be subject to tariffs or what additional actions may be taken by either country if trade relations worsen. The imposition of any new or additional U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our businesses’ ability to meet customer demand, resulting in lost sales, cause delays in producing merchandise as our business explore alternative manufacturing sources or suppliers or increase our businesses’ cost of merchandise, which would have a material adverse impact on our businesses and results of operations. The imposition of new or additional tariffs or increases in tariffs could also adversely affect our business and results of operations because they sell imported products, and the cost of our businesses’ merchandise would likely increase.

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

Our subsidiary QVC has significant indebtedness and other financial obligations, which could limit its flexibility to respond to current market conditions, restrict its business activities and adversely affect its financial condition. As of June 30, 2025, QVC had total secured debt, other than its finance lease obligations, of $4,071 million, consisting of $2,146 million of secured indebtedness under its existing notes which are due starting in 2027 and $1,925 million of secured indebtedness under the Credit Facility which currently matures in October 2026, in each case, secured by a first priority lien on all shares of its capital stock. Subsequent to June 30, 2025, the Credit Facility was substantially drawn. There can be no assurance that QVC will be able to repay this indebtedness when due. In addition, QVC had $500 million of operating lease liabilities. QVC may incur significant additional indebtedness in the future. If new indebtedness is added to QVC’s current debt levels, the related risks that it now faces could intensify.

Arrangements with certain of our third parties require our businesses to maintain letters of credit in order to guarantee our obligations to purchase the goods produced and delivered by these third parties. We have no way to predict whether these third parties may ask for additional collateral, or the terms of such additional collateral, in the future or how long any increased levels of collateral may endure. In addition, certain credit card servicers have requested the establishment of deposits to cover refunds, disputes or other financial obligations that might arise. To the extent additional financial obligations are incurred, they may negatively impact QVC’s liquidity and, specifically, its ability to maintain a level of cash flows from operating activities sufficient to repay the amounts outstanding under the Credit Facility. If QVC’s cash flows and capital resources are insufficient to fund QVC’s debt service obligations, it may be forced, among other things, to reduce or delay investments, acquisitions, capital expenditures, and payments on account of other obligations, seek additional capital, restructure or refinance our indebtedness, or sell assets.

The indebtedness of QVC, combined with other financial obligations and contractual commitments, has, and could in the future, among other things:

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

If QVC experiences adverse effects on its financial condition as a result of their indebtedness, our financial performance has been, and could continue to be, adversely affected as well.

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

Certain of our businesses are subject to consent decrees issued by the FTC barring them from making deceptive claims for specified weight-loss, dietary supplement and anti-cellulite products unless they have competent and reliable scientific evidence to substantiate such claims. In October 2023, HSN entered into a settlement agreement with the CPSC in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claims that HSN allegedly failed to timely submit a report under the CPSA in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. As part of that program, during October and November 2024, HSN conducted the first of three annual internal audits of the effectiveness of our policies, procedures, systems and training related to CPSA compliance. HSN also submitted the first of three annual reports to the CPSC’s Office of Compliance, Division of Enforcement and Litigation, on December 20, 2024. Violation of these consent decrees and settlement agreements may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining these businesses from engaging in prohibited activities. We are also subject to both civil and criminal investigations in relation to our businesses, which may subject us to, among other things, the imposition of fines or penalties and/or other remedies. In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter.. We have cooperated (and intend to continue cooperating) fully with this investigation, and at this time, we are unable to predict the eventual scope, duration or outcome of this investigation, nor are we able to reasonably estimate any range of loss or possible loss.  Further material changes in the law and increased regulatory requirements must be anticipated, and there can be no assurance that our businesses and or any of our assets will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

Covenants in our debt agreements could restrict our business in many ways. The Credit Facility and the indentures governing our notes contain various covenants that limit our ability and/or our restricted subsidiaries' ability to, among other things:

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

In addition, the Credit Facility requires us to maintain a specified leverage ratio. Our ability to meet this leverage ratio test can be affected by events beyond our control, and we may be unable to meet that test. A breach of any of these covenants could result in a default under the Credit Facility, which in turn could result in a default under the indentures governing our notes. Upon the occurrence of an event of default under the Credit Facility, the lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. The Credit Facility and our notes are, and certain future indebtedness may be, secured by a first priority perfected lien in all shares of QVC’s capital stock. If the lenders and counterparties under the Credit Facility, our notes and certain future indebtedness accelerate the repayment of obligations, we may not have sufficient assets to repay such obligations. Our borrowings under the Credit Facility are, and are expected to continue to be, at variable rates of interest and expose it to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and our net income decreases. In addition, we may hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.

In addition, QVC’s bond indentures limit its ability to pay dividends or make other restricted payments if QVC is in default on its senior secured notes or its consolidated leverage ratio is greater than 3.5 to 1.0. In addition, the Credit Facility limits its ability to pay dividends or make other restricted payments if it is in default on the Credit Facility and its consolidated net leverage ratio is greater than 4.0 to 1.0. While QVC’s bond indentures and the Credit Facility credit agreement both allow for unlimited dividends to service our debt so long as there is no default (i.e., no leverage test is needed), QVC will remain limited in its ability to distribute cash to us for other purposes. As of June 30, 2025, QVC’s leverage ratio (as calculated under its senior secured notes) was greater than 3.5 to 1.0 and as a result there are restrictions on QVC’s ability to pay certain dividends or make other restricted payments to us. Consequently, until QVC’s leverage ratio under its senior secured notes is not greater than 3.5 to 1.0, we will not be able to rely on QVC’s cash flow for certain purposes (including to fund acquisitions or our other operational requirements), other than the service of our debt and to pay certain tax obligations related to QVC and its subsidiaries (which payments may be made by QVC to us under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries). While QVC has made significant distributions to us in the past, QVC will be unable to do so in the near term and we may need to obtain other funding sources for certain purposes other than to service our debt or to pay certain tax obligations related to QVC and its subsidiaries. There can be no assurance that we will be able to obtain such alternative funding sources on satisfactory terms or at all.

Credit ratings downgrades or being put on negative watch could adversely affect our liquidity, capital position, borrowing cost and access to capital markets. QVC Group and its subsidiaries are routinely evaluated by credit rating agencies whose ratings are based on several factors, including generally, the ability to generate cash flows; terms and levels of indebtedness, including the credit rating agencies’ treatment of certain types of indebtedness, such as subordinated indebtedness which is given partial equity credit but carries a higher interest rate than comparable senior indebtedness; overall financial strength; specific transactions or events and general economic and industry conditions. These credit ratings could be downgraded or subject to other negative rating actions at any time. For example during the six months ended June 30, 2025 Fitch Ratings downgraded QVC’s long-term issuer default rating from “B” to “CCC+” and senior secured rating from “BB-" to “B” and Moody’s downgraded QVC’s senior secured rating from “B2” to “Caa1”. Additionally, Fitch Ratings downgraded QVC Group’s long-term issuer default rating from “B” to “CCC+,” and preferred rating from “CCC+” to “CCC-.” See Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Material Changes in Financial Condition” of this Quarterly Report on Form 10-Q for a more complete discussion of our and our subsidiaries’ credit ratings

A downgrade of any of our businesses’ credit ratings or ratings outlooks, as well as the reasons for such downgrades, has and will likely continue to adversely affect the market prices of our debt securities and QVC Group’s equity securities, our access to capital, increase the cost of funds, or trigger additional collateral or funding requirements or the imposition of financial or other burdensome covenants. This could make it more costly to borrow money, issue securities and/or raise other types of capital, any of which could adversely affect our liquidity and financial condition.

We have overlapping directors with LMC, which may lead to conflicting interests.  As a result of certain transactions that occurred between 2011 and 2014 that resulted in the separate corporate existence of our Company, we have some overlapping directors with LMC. The members of our Board of Directors, on the one hand, and any such persons who serve in similar capacities at LMC or any other public company, on the other hand, have fiduciary duties to their respective constituents. In addition, from time to time, we may enter into transactions with LMC and/or its subsidiaries or other affiliates. This may give rise to conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which such persons owe fiduciary duties. For example, there may be the potential for a conflict of interest when our Company or LMC looks at acquisitions and other corporate opportunities that may be suitable for each of them. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. There can be no assurance that the terms of any such transactions will be as favorable to our Company, LMC or any of its subsidiaries or affiliates as would be the case where there is no overlapping director.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

In May 2019, the Company’s Board of Directors authorized the repurchase of $500 million of QVC Group Series A common stock (“QVCGA”) or QVC Group Series B common stock (“QVCGB”). In August 2021, the Company’s Board of Directors authorized the repurchase of $500 million of QVCGA or QVCGB.

There were no repurchases of QVCGA or QVCGB during the three months ended June 30, 2025 under the Company’s share repurchase program.

During the three months ended June 30, 2025, no shares of QVCGA, QVCGB, or QVC Group 8.0% Series A Cumulative Redeemable Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units, and options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

Change of Address

Effective May 29, 2025, the Company’s principal executive office was changed to 1200 Wilson Dr., West Chester, Pennsylvania 19380.

Item 6.   Exhibits

(a)   Exhibits

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2025 (File No. 001-33982))

10.1

Employment Agreement, effective as of May 27, 2025, by and between ER Development International, Inc., QVC, Inc., and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2025 (File No. 001-33982))+

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

QVC GROUP, INC.
Date: August 7, 2025	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer
Date: August 7, 2025	By:	/s/ BILL WAFFORD
Bill Wafford Chief Financial Officer and Chief Administrative Officer