Form 10-Q
period 2025-09-30
QVC Group, Inc.
filed 2025-11-05
CIK 1355096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
12300 Liberty Boulevard, Englewood, CO 80112
(Registrant’s Former Address)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock	QVCGA	The Nasdaq Stock Market LLC
Series B common stock	QVCGB	OTCQB Venture Market
8.0% Series A Cumulative Redeemable Preferred Stock	QVCGP	The Nasdaq Stock Market LLC

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒
The number of outstanding shares of QVC Group, Inc.'s common stock as of October 31, 2025 was:

Series A common stock	7,886,235
Series B common stock	182,233

QVC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2025	December 31, 2024

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,817	905
Trade and other receivables, net of allowance for credit losses of $74 million and $91 million, respectively	840	1,143
Inventories	1,190	1,061
Other current assets	206	190
Total current assets	4,053	3,299
Property and equipment, net of accumulated depreciation of $993 million and $958 million, respectively	407	502
Intangible assets not subject to amortization (note 6):
Goodwill	821	2,217
Tradenames	1,190	2,120
	2,011	4,337
Intangible assets subject to amortization, net (note 6)	380	402
Operating lease right-of-use assets	578	600
Other assets, at cost, net of accumulated amortization	109	103
Assets held for sale noncurrent (note 10)	22	—
Total assets	$7,560	9,243
(continued)
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(unaudited)

	September 30, 2025	December 31, 2024

	amounts in millions, except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$660	776
Accrued liabilities	815	953
Current portion of debt, $82 million and $282 million measured at fair value (note 7)	82	867
Other current liabilities	68	128
Total current liabilities	1,625	2,724
Long-term debt (note 7)	5,811	4,101
Deferred income tax liabilities	1,138	1,313
Preferred stock (note 8)	1,272	1,272
Operating lease liabilities	586	598
Other liabilities	103	120
Total liabilities	10,535	10,128
Equity
Stockholders' equity:
Series A common stock, $0.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 7,886,235 shares at September 30, 2025 and 7,793,090 shares at December 31, 2024	—	—
Series B common stock, $0.01 par value. Authorized 150,000,000 shares; issued and outstanding 182,233 shares at September 30, 2025 and 178,557 shares at December 31, 2024	—	—
Series C common stock, $0.01 par value. Authorized 4,000,000,000 shares; no shares issued	—	—
Additional paid-in capital	141	138
Accumulated other comprehensive earnings (loss), net of taxes	283	(15)
Retained earnings (accumulated deficit)	(3,496)	(1,094)
Total stockholders' equity	(3,072)	(971)
Noncontrolling interests in equity of subsidiaries	97	86
Total equity	(2,975)	(885)
Commitments and contingencies (note 10)
Total liabilities and equity	$7,560	9,243
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	amounts in millions, except per share amounts
Total revenue, net	$2,213	2,344	6,553	7,093
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,461	1,517	4,269	4,560
Operating expense	162	175	489	533
Selling, general and administrative, including stock-based compensation (note 3)	428	405	1,234	1,231
Depreciation and amortization	103	95	310	290
Impairment of goodwill and intangible assets (note 6)	—	—	2,395	—
Restructuring (benefits) costs (note 10)	(1)	—	56	18
Gain on sale leaseback transaction	—	—	—	(1)
	2,153	2,192	8,753	6,631
Operating income (loss)	60	152	(2,200)	462
Other income (expense):
Interest expense	(134)	(117)	(363)	(353)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(7)	(36)	(43)	(53)
Other, net	25	1	35	22
	(116)	(152)	(371)	(384)
Earnings (loss) before income taxes	(56)	—	(2,571)	78
Income tax (expense) benefit	(17)	(15)	198	(53)
Net earnings (loss)	(73)	(15)	(2,373)	25
Less net earnings (loss) attributable to the noncontrolling interests	7	8	29	29
Net earnings (loss) attributable to QVC Group, Inc. shareholders	$(80)	(23)	(2,402)	(4)

Basic net earnings (loss) attributable to Series A and Series B QVC Group, Inc. shareholders per common share (note 4):	$(9.89)	(0.06)	(297.70)	(0.01)
Diluted net earnings (loss) attributable to Series A and Series B QVC Group, Inc. shareholders per common share (note 4):	$(9.89)	(0.06)	(297.70)	(0.01)
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	amounts in millions
Net earnings (loss)	$(73)	(15)	(2,373)	25
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(18)	94	122	21
Credit risk on fair value debt instruments gains (loss)	4	—	180	(29)
Other comprehensive earnings (loss)	(14)	94	302	(8)
Comprehensive earnings (loss)	(87)	79	(2,071)	17
Less comprehensive earnings (loss) attributable to the noncontrolling interests	5	18	33	29
Comprehensive earnings (loss) attributable to QVC Group, Inc. shareholders	$(92)	61	(2,104)	(12)
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2025	2024

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(2,373)	25
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	310	290
Impairment of goodwill and intangible assets	2,395	—
Stock-based compensation	15	22
Realized and unrealized (gains) losses on financial instruments, net	43	53
Gain on sale of assets and sale leaseback transactions	—	(1)
Deferred income tax expense (benefit)	(234)	(86)
Other, net	8	11

Changes in operating assets and liabilities
Decrease (increase) in trade and other receivables	304	411
Decrease (increase) in inventory	(105)	(249)
Decrease (increase) in other current assets	51	71
(Decrease) increase in trade accounts payable	(135)	(59)
(Decrease) increase in accrued and other liabilities	(249)	(175)
Net cash provided (used) by operating activities	30	313
Cash flows from investing activities:
Capital expenditures	(103)	(137)
Expenditures for television distribution rights	(89)	(23)
Cash proceeds from dispositions of investments	—	7
Proceeds from sale of fixed assets	—	6
Other investing activities, net	(11)	(2)
Net cash provided (used) by investing activities	(203)	(149)
Cash flows from financing activities:
Borrowings of debt	1,986	1,895
Repayments of debt	(868)	(2,249)
Dividends paid to noncontrolling interest	(22)	(51)
Dividends paid to common shareholders	(1)	(4)
Other financing activities, net	(3)	(3)
Net cash provided (used) by financing activities	1,092	(412)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	22	2
Net increase (decrease) in cash, cash equivalents and restricted cash	941	(246)
Cash, cash equivalents and restricted cash at beginning of period	923	1,136
Cash, cash equivalents and restricted cash at end of period	$1,864	890
The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30, 2025	December 31, 2024

	in millions
Cash and cash equivalents	$1,817	905
Restricted cash included in other current assets	47	18
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$1,864	923
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
(unaudited)

	Stockholders' Equity
	Preferred stock			Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings (Accumulated deficit)	Noncontrolling interest in equity of subsidiaries	Total equity
		Common stock
		Series A	Series B

	amounts in millions
Balance at January 1, 2024	$—	4	—	99	86	196	104	489
Net earnings (loss)	—	—	—	—	—	(4)	29	25
Other comprehensive earnings (loss)	—	—	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	24	—	—	—	24
Distribution to noncontrolling interest	—	—	—	—	—	—	(51)	(51)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Other	—	—	—	2	—	—	—	2
Balance at September 30, 2024	$—	4	—	123	78	192	82	479

	Stockholders' Equity
	Preferred stock			Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings (Accumulated deficit)	Accumulated Noncontrolling interest in equity of subsidiaries	Total equity
		Common stock
		Series A	Series B

	amounts in millions
Balance at June 30, 2024	$—	4	—	115	(6)	215	93	421
Net earnings (loss)	—	—	—	—	—	(23)	8	(15)
Other comprehensive income (loss)	—	—	—	—	84	—	10	94
Stock-based compensation	—	—	—	7	—	—	—	7
Distribution to noncontrolling interest	—	—	—	—	—	—	(29)	(29)
Other				1				1
Balance at September 30, 2024	$—	4	—	123	78	192	82	479

QVC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity (continued)
(unaudited)

	Stockholders' Equity
				Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings (Accumulated deficit)	Noncontrolling interest in equity of subsidiaries	Total equity
	Preferred stock	Common stock
		Series A	Series B

	amounts in millions
Balance at January 1, 2025	$—	—	—	138	(15)	(1,094)	86	(885)
Net earnings (loss)	—	—	—	—	—	(2,402)	29	(2,373)
Other comprehensive earnings (loss)	—	—	—	—	298	—	4	302
Stock-based compensation	—	—	—	4	—	—	—	4
Distribution to noncontrolling interest	—	—	—	—	—	—	(22)	(22)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Balance at September 30, 2025	$—	—	—	141	283	(3,496)	97	(2,975)

	Stockholders' Equity
	Preferred stock			Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings (Accumulated deficit)	Noncontrolling interest in equity of subsidiaries	Total equity
		Common stock
		Series A	Series B

	amounts in millions
Balance at June 30, 2025	$—	—	—	141	295	(3,416)	92	(2,888)
Net earnings (loss)	—	—	—	—	—	(80)	7	(73)
Other comprehensive earnings (loss)	—	—	—	—	(12)	—	(2)	(14)
Balance at September 30, 2025	$—	—	—	141	283	(3,496)	97	(2,975)

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
The condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. While the Company remains in compliance with its debt covenants at September 30, 2025, QVC's Senior Secured Credit Facility (the "Credit Facility") matures on October 27, 2026. As a result, the related outstanding debt balance of $2,900 million will be reclassified from a non-current liability to a current liability, as of October 31, 2025. The outstanding debt under the Credit Facility, in addition to QVC’s senior secured notes, could become due sooner than October 27, 2026, if the Company does not remain compliant with its consolidated net leverage ratio, as defined by the Credit Facility, and a waiver of forbearance from the lenders thereunder is not obtained. This can be triggered if the consolidated net leverage ratio for QVC is greater than 4.5 to 1.0.
The Company is continuing its evaluation of strategies to refinance or restructure the Credit Facility and is engaged in discussions and negotiations with the lenders. However, there can be no assurance that the Company will be able to refinance or restructure its debt or that the Company will remain compliant with respect to the consolidated net leverage ratio. While the Company believes its plans to refinance or restructure its indebtedness can alleviate the conditions that raise substantial doubt, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring, therefore substantial doubt about the Company’s ability to continue as a going concern exists.
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
The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between QVC Group and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provides QVC Group with certain general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. QVC Group reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for QVC Group's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. Under the facilities sharing agreement, LMC shares office space and related amenities at its corporate headquarters with QVC Group. During the third quarter of 2025, LMC substantially reduced certain general and administrative services provided to QVC Group and the related services are now provided by management of QVC Group and QVC. Under these various agreements, approximately $1 million and $3 million was reimbursable to LMC for the three months ended September 30, 2025 and 2024, respectively, and $4 million and $8 million was reimbursable to LMC for the nine months ended September 30, 2025 and 2024, respectively. QVC Group had a tax sharing payable to Liberty Broadband in the amount of approximately $10 million and $20 million as of September 30, 2025 and December 31, 2024, respectively, included in other liabilities in the condensed consolidated balance sheets.
Transition of Officers and Services
As part of its ongoing strategy to expand into a live social shopping company, QVC Group has undertaken various organizational and strategic changes. In connection therewith, QVC Group and LMC transitioned various general and administrative services provided by LMC to QVC Group under the services agreement to the management of QVC, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. As part of that transition, all then current officers of QVC Group (with limited exceptions) stepped down from their officer positions, during the first half of 2025, and these positions were assumed by members of the QVC management team, effective as of April 1, 2025. LMC continued to support QVC Group throughout the transition period, which was substantially completed during the third quarter of 2025.
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
Restricted Cash
Restricted cash as of September 30, 2025 primarily includes cash deposits to cover potential disputes or other financial obligations with certain counterparties and a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.

(2) Summary of Significant Accounting Policies
Accounting Pronouncements Issued but Not Yet Adopted
In September 2025 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06. ASU 2025-06 clarifies and modernizes the accounting for costs related to internal-use software in Accounting Standards Codification (“ASC”) 350-40, Intangibles - Goodwill and Other — Internal-Use Software. ASU 2025-06 removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. The new guidance may be applied using a prospective, retrospective or modified transition approach. The Company is in the process of evaluating the impacts related to the new standard.
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
In connection with the Reverse Stock Split, each QVCGA RSU, PSU and deferred stock unit (“DSU”) outstanding immediately prior to the effective time:
i.was divided by the ratio of 1-for-50 and rounded down to the nearest whole RSU, PSU or DSU, and
ii.cash was issued in lieu of fractional RSUs, PSUs or DSUs.
Also in connection with the Reverse Stock Split, each QVCGA and QVCGB stock option and stock appreciation right (“SAR”) outstanding immediately prior to the effective time:
i.was divided by the ratio of 1-for-50 and rounded down to the nearest whole stock option or SAR, and
ii.the corresponding exercise price was multiplied by the ratio of 1-for-50 and rounded up to the nearest cent.
All other terms and restrictions of the RSUs, PSUs, DSUs, stock option and SARs, including, for example, the vesting terms, and for stock options and SARs, the expiration date, are the same as those applicable to the corresponding original RSUs, PSUs, DSUs, stock option and SARs.
Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $7 million and $3 million of stock-based compensation during the three months ended September 30, 2025 and 2024, respectively, and $15 million and $22 million of stock-based compensation during the nine months ended September 30, 2025 and 2024, respectively.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
QVC Group —Grants of Awards
During the three months ended March 31, 2025, and in connection with his employment agreement, QVC Group granted a $15 million performance cash award to our President and Chief Executive Officer, David Rawlinson II. Prior to modification of the award during the three months ended September 30, 2025, such performance cash award vested annually over three years, subject to the satisfaction of certain performance objectives. See discussion below for modification during the three months ended September 30, 2025 to the performance cash award granted to Mr. Rawlinson.
The following table presents the number of QVCGA RSUs granted by the Company during the nine months ended September 30, 2025:

	Nine months ended September 30, 2025
	Awards Granted (000's)	Weighted Average GDFV

QVCGA cash-settled RSUs (1)	2,557	N/A
QVCGA stock-settled RSUs, mainly to our President and CEO (2)	324	$14.00

(1)Substantially all of the QVCGA cash-settled RSUs that granted during 2025 were modified and canceled during the three months ended September 30, 2025. See discussion below.
(2)The 2025 QVCGA stock-settled RSUs were modified and canceled during the three months ended September 30, 2025. See discussion below.
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

	Series A (000's)	WAEP	Weighted average remaining life	Aggregate intrinsic value (millions)
Options outstanding at January 1, 2025	384	$354.42
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(91)	$572.41
Options outstanding at September 30, 2025	293	$287.22	1.5 years	$—
Options exercisable at September 30, 2025	293	$287.22	1.5 years	$—

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Series B (000's)	WAEP	Weighted average remaining life	Aggregate intrinsic value (millions)
Options outstanding at January 1, 2025	8	$647.50
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(7)	$674.50
Options outstanding at September 30, 2025	1	$438.00	0.4 years	$—
Options exercisable at September 30, 2025	1	$438.00	0.4 years	$—
The following table presents the number and weighted average GDFV of QVC Group stock-settled RSUs and DSUs granted to certain officers, employees and directors of the Company.

	Series A (000's)	Weighted Average GDFV	Series B (000's)	Weighted Average GDFV
Outstanding at January 1, 2025	175	$116.85	6	$250.50
Granted	324	$14.00	—	$—
Vested	(111)	$150.72	(6)	$250.50
Forfeited/Cancelled (1)	(343)	$17.14	—	$—
Outstanding at September 30, 2025	45	$53.46	—	$—
The following table presents the number of QVC Group cash-settled RSUs and PSUs granted to certain officers and employees of the Company.

	QVCGA RSUs (000's)	QVCGA PSUs (000's)	Total QVCGA RSUs & PSUs (000's)
Outstanding at January 1, 2025	388	717	1,105
Granted	2,557	—	2,557
Vested	(130)	(19)	(149)
Forfeited/Cancelled (1)	(2,534)	(424)	(2,958)
Outstanding at September 30, 2025	281	274	555
(1)See discussion below regarding revised compensation structure and modification made to 2025 grants of QVCGA RSUs.

Revised compensation structure

During the three months ended September 30, 2025, the Board of Directors of QVC Group and the Compensation Committee of the Board implemented a revised compensation structure for the Company. As a part of this revised compensation structure, certain officers, employees and directors of the Company were paid an aggregate of $53 million in exchange primarily for (1) cancellation of their 2025 RSU grants, as well as cancellation of one half of Mr. Rawlinson's 2025 performance cash award, (2) advance payments of the 2025 management bonus plan and (3) for certain officers, advance payments of long term incentive awards and management bonus plans that would have been granted in 2026. These advance payments, with respect to certain officers of the Company, will be subject to repayment on an after-tax basis, if certain employment and, as applicable, performance conditions are not satisfied. Those awards subject to repayment have been recorded in other current assets and other noncurrent assets and will be expensed over the relevant

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
service period. Substantially all of the remaining RSU’s granted in 2025 and outstanding as of September 30, 2025 will be cancelled prior to the end of 2025.
As of September 30, 2025, QVC Group reserved for issuance upon exercise of outstanding stock options approximately 293 thousand shares of QVCGA and 1 thousand shares of QVCGB.
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
Excluded from diluted EPS for the three and nine months ended September 30, 2025 and 2024 are less than a million potential common shares because their inclusion would have been antidilutive.

	QVC Group Common Stock
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	number of shares in thousands
Basic WASO	8,068	7,916	8,044	7,975
Potentially dilutive shares	—	23	6	23
Diluted WASO	8,068	7,939	8,050	7,998
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
The Company's assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at September 30, 2025			Fair Value Measurements at December 31, 2024
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)

	amounts in millions
Cash equivalents	$1,416	1,416	—	652	652	—
Debt	$82	—	82	282	—	282
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	amounts in millions
Equity securities	$(6)	(17)	(7)	(19)
Exchangeable senior debentures	(1)	(19)	(36)	(34)
	$(7)	(36)	(43)	(53)
The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors largely driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk was a gain of $4 million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and a gain of $233 million and a loss of $38 million for the nine months ended September 30, 2025 and 2024, respectively. The cumulative change was a gain of $749 million as of September 30, 2025, net of the recognition of previously unrecognized gains and losses.
(6) Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2025 were as follows:

	QxH	QVC Int'l	CBI	Total

	amounts in millions
Balance at January 1, 2025	$1,465	740	12	2,217
Impairment	(1,465)	—	—	(1,465)
Foreign currency translation adjustments	—	69	—	69
Balance at September 30, 2025	$—	809	12	821
Intangible Assets Subject to Amortization
Amortization expense for intangible assets with finite useful lives was $65 million and $73 million for the three months ended September 30, 2025 and 2024, respectively, and $198 million and $223 million for the nine months ended September 30, 2025 and 2024, respectively. Based on its amortizable intangible assets as of September 30, 2025, QVC Group expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2025	$82
2026	$210
2027	$64
2028	$23
2029	$1
\\\\\\

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Impairments
As a result of recent financial performance, macroeconomic conditions, declines in stock price and credit rating downgrades, it was determined during the second quarter of 2025 that an indication of impairment existed for the QxH reporting unit related to the QVC and HSN tradenames and goodwill. With the assistance of a third party specialist, the fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $930 million for the QVC and HSN tradenames was recorded during the second quarter of 2025, in impairment of goodwill and intangible assets in the consolidated statements of operations. The fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $1,465 million was recorded during the second quarter of 2025 in impairment of goodwill and intangible assets in the consolidated statements of operations, reducing carrying value to fair value. The Company utilized the assistance of a third party specialist when determining the above noted fair values.
As of September 30, 2025, the Company had accumulated goodwill impairment losses of $5,228 million attributed to the QxH reporting unit.

(7) Long-Term Debt
Debt is summarized as follows:

	Outstanding principal at September 30, 2025	Carrying value
		September 30, 2025	December 31, 2024

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029 (1)(2)(3)	350	40	128
3.75% Exchangeable Senior Debentures due 2030 (1)(2)(3)	427	42	154
Subsidiary level notes and facilities
QVC 4.45% Senior Secured Notes due 2025(3)	—	—	585
QVC 4.75% Senior Secured Notes due 2027	44	44	44
QVC 4.375% Senior Secured Notes due 2028	72	72	72
QVC 6.875% Senior Secured Notes due 2029	605	605	605
QVC 5.45% Senior Secured Notes due 2034	400	400	400
QVC 5.95% Senior Secured Notes due 2043	300	300	300
QVC 6.375% Senior Secured Notes due 2067	225	225	225
QVC 6.25% Senior Secured Notes due 2068	500	500	500
QVC Senior Secured Credit Facility	2,900	2,900	1,195
Deferred loan costs	—	(24)	(29)
Total consolidated QVC Group debt	$6,615	5,893	4,968
Less current classification		(82)	(867)
Total long-term debt		$5,811	4,101
(1)Measured at fair value
(2)Classified as current at September 30, 2025
(3)Classified as current at December 31, 2024

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
QVC Senior Secured Notes
On February 18, 2025, QVC repaid the remaining 4.45% Senior Secured Notes due 2025, at maturity, using availability on the Credit Facility (as defined below) and cash on hand.
On September 11, 2024, QVC commenced a private offer to existing bondholders to exchange any and all of QVC’s outstanding 4.75% Senior Secured Notes due 2027 (the “2027 Notes") for $350 principal amount of QVC’s newly-issued 6.875% Senior Secured Notes due April 2029 (the “2029 Notes”) and $650 in cash per $1,000 principal amount of 2027 Notes exchanged, and any and all of QVC’s outstanding 4.375% Senior Secured Notes due 2028 (the “2028 Notes”) for $1,000 principal amount of the 2029 Notes per $1,000 principal amount of 2028 Notes exchanged (the “Exchange”), and a private offer to purchase 2027 Notes and 2028 Notes for cash from holders who were not eligible to participate in the private exchange offer. On September 25, 2024, QVC issued an aggregate principal amount of $605 million in 2029 Notes and paid $352 million in cash consideration (including $277 million contributed by QVC Group) in exchange for $531 million of the 2027 Notes and $428 million of the 2028 Notes. The Exchange was accounted for as a debt modification in accordance with U.S. GAAP and fees paid to third parties were expensed during the three and nine months ended September 30, 2024 in other expense in the condensed consolidated statement of operations.
The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of September 30, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, under the indentures, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
QVC Senior Secured Credit Facility
On October 27, 2021, QVC amended and restated its latest credit agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement”) and refinanced QVC’s existing bank credit facility by entering into the Fifth Amended and Restated Credit Agreement with CBI and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (QVC, CBI and QVC Global, collectively, the “Borrowers”), JPMorgan Chase Bank, N.A., as administrative agent, and the other parties named therein.
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
On June 20, 2023, QVC and QVC Global as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Fifth Amended and Restated Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after September 30, 2023 would be replaced with SOFR-based rate loans. Borrowings that are Secured Overnight Financing Rate (“SOFR”)-based loans will bear

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio.
On April 1, 2025, CBI was removed as a borrower under the Fifth Amended and Restated Credit Agreement. CBI had no outstanding borrowings under the Fifth Amended and Restated Credit Agreement at the time of its removal from the Fifth Amended and Restated Credit Agreement.
The loans under the Credit Facility are scheduled to mature on October 27, 2026. Payment of the loans may be accelerated following certain customary events of default. Refer to Note 1 Basis of Presentation, for additional discussion regarding the Company's ability to continue as a going concern.
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
Availability under the Fifth Amended and Restated Credit Agreement at September 30, 2025 was $181 million, reflecting outstanding borrowings net of letters of credit. The interest rate on the Credit Facility was 5.9% and 6.5% at September 30, 2025 and 2024, respectively. QVC remains in compliance with its debt covenants at September 30, 2025.
Exchangeable Senior Debentures
The Company has elected to account for its exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See note 4 for information related to unrealized gains (losses) on debt measured at fair value. As of September 30, 2025 the Company’s 3.75% and 4.0% Exchangeable Debentures have been classified as current because the Company does not own shares to exchange the debentures. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.
Fair Value of Debt
QVC Group estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to QVC Group for debt of the same remaining maturities (Level 2). The QVC 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the QVC 6.25% Senior Secured Notes Due 2068 (“2068 Notes”) are traded on the New York Stock Exchange, and the Company considers them to be actively traded. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of QVC Group's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at September 30, 2025 are as follows (amounts in millions):

Senior debentures	$110
QVC senior secured notes	$1,055
Due to the variable rate nature, QVC Group believes that the carrying amount of its other debt, not discussed above, approximated fair value at September 30, 2025.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(8) Preferred Stock
On September 14, 2020, QVC Group issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,723,158 shares of Preferred Stock issued and outstanding at September 30, 2025.
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
On May 23, 2025, the Board of Directors announced its decision to suspend payment of the quarterly cash dividend on the Preferred Stock, beginning with the quarterly cash dividend payable on June 16, 2025. As of September 30, 2025, the amount of preferred dividends in arrears was approximately $61 million in aggregate, which is included in accrued liabilities in the condensed consolidated balance sheet as of September 30, 2025, and $4.82 on a per share basis. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis. As a result of the non-payment of the quarterly cash dividend, the dividend rate increased from 8.0% to 9.5%.
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
Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the condensed consolidated balance sheets. The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share, and continues to be recorded at this value until the settlement date. Given the liability classification of the Preferred Stock, all dividends accrued will be classified as interest expense in the condensed consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $87 million as of September 30, 2025.
(9) Related Party Transactions with Officers and Directors
On February 27, 2025, QVC Group and Mr. Rawlinson executed a new employment arrangement (the “Employment Agreement”) through December 31, 2027 (the “Initial Term”), which may be extended through December 31, 2028, if mutually agreed (the “Extension Term” and, together with the Initial Term, the “Term”). Pursuant to the Employment Agreement, Mr. Rawlinson would receive an annual base salary of $1.75 million, retroactive to January 1, 2025. Mr. Rawlinson would be eligible to receive an annual target cash bonus during each year of the Term equal to 200% of his annual base salary, with an annual maximum cash bonus equal to 300% of his annual base salary. Mr. Rawlinson received a retention bonus of $2.25 million, subject to repayment on a pro-rated, after tax, basis in the event Mr. Rawlinson is terminated for cause or terminates his employment without good reason (each as defined in the Employment Agreement), in either case, prior to the end of the Initial Term. In addition, Mr. Rawlinson received a grant of RSUs with respect to QVCGA with a GDFV equal to $6 million (see additional information in Note 3). Mr. Rawlinson also received a long-term performance cash award with a target grant date value equal to $15 million, which can be earned between 50% and 200% of the target value of $5 million each year (referred to as “tranche”) for three years, based on the QVCGA stock price as measured after earnings are released each year relative to the stock price as measured after the prior year’s earnings are released.
In August 2025, the Board of Directors (the “Board”) of QVC Group implemented a revised compensation structure for QVC Group's senior executives, including Mr. Rawlinson. The Company has determined to guarantee Mr. Rawlinson, so long as he remains employed through the end of 2026, cash payments generally equal to 50% of Mr. Rawlinson’s target variable compensation for 2025 and 100% of Mr. Rawlinson’s target variable compensation for 2026, which was prepaid during the third quarter of 2025. A portion of Mr. Rawlinson’s prepayment is subject to meeting certain performance conditions. In connection with this prepayment, Mr. Rawlinson’s RSU Grant with respect to QVCGA with a GDFV equal to $6 million was canceled during the three months ended September 30, 2025. Additionally, 50% of Mr. Rawlinson’s long-term performance cash award was also canceled during the three months ended September 30, 2025 (see additional information in Note 3).
(10) Commitments and Contingencies
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
QVC Restructuring
During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the three and nine months ended September 30, 2024, QVC recorded restructuring charges of $18 million in restructuring (benefits) costs in the condensed consolidated statement of operations.
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
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025, and recorded $16 million and $45 million of incremental depreciation during the three and nine months ended September 30, 2025, respectively. On March 27, 2025, QVC announced a plan to reorganize teams across the company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $20 million of restructuring (benefits) costs at QxH and QVC International, respectively, during the nine months ended September 30, 2025. Additionally, during the nine months ended September 30, 2025, the Company paid $28 million related to the WIN restructuring strategy.
In September 2025, HSN entered into agreements to sell the St. Petersburg properties to independent third parties. As of September 30, 2025, the related long-lived assets of $22 million, all within QxH, were included in assets held for sale noncurrent in the condensed consolidated balance sheet. The sales are expected to be completed within the next twelve months.

(11) Information About QVC Group's Operating Segments
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
For segment reporting purposes, QVC Group defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses excluding stock-based compensation and, where applicable, separately identified items impacting comparability. QVC Group believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring (benefits), acquisition-related costs, and gains (losses) on sale-leaseback transactions, that are included in the measurement of operating income (loss) pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with GAAP. QVC Group generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.
For the nine months ended September 30, 2025, QVC Group has identified the following operating segments as its reportable segments:
•QxH – QVC U.S. and HSN market and sell a wide variety of consumer products in the U.S., primarily by means of their televised shopping programs and via the Internet through their websites (including social media) and mobile applications.
•QVC International – QVC International markets and sells a wide variety of consumer products in several foreign countries, primarily by means of its televised shopping programs and via the Internet through its international websites (including social media) and mobile applications.
•CBI – CBI consists of a portfolio of aspirational home and apparel brands in the U.S. that sell merchandise through brick-and-mortar retail locations as well as via the Internet through their websites.
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

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Performance Measures
Disaggregated revenue by segment and product category consisted of the following:

	Three months ended September 30, 2025
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$570	227	195	—	992
Apparel	283	106	36	—	425
Beauty	204	128	—	—	332
Accessories	174	52	—	—	226
Jewelry	61	39	—	—	100
Electronics	89	14	—	—	103
Other revenue	35	—	—	—	35
Total Net Revenue	$1,416	566	231	—	2,213

	Nine months ended September 30, 2025
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$1,635	683	568	—	2,886
Apparel	840	317	114	—	1,271
Beauty	623	386	—	—	1,009
Accessories	527	154	—	—	681
Jewelry	186	109	—	—	295
Electronics	254	45	—	—	299
Other revenue	110	2	—	—	112
Total Net Revenue	$4,175	1,696	682	—	6,553

	Three months ended September 30, 2024
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$611	226	214	—	1,051
Apparel	294	98	38	—	430
Beauty	225	135	—	—	360
Accessories	185	52	—	—	237
Jewelry	63	43	—	—	106
Electronics	104	17	—	—	121
Other revenue	39	—	—	—	39
Total Net Revenue	$1,521	571	252	—	2,344

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Nine months ended September 30, 2024
	QxH	QVC Int'l	CBI	Corp and other	Total

	in millions
Home	$1,796	684	637	—	3,117
Apparel	904	311	119	—	1,334
Beauty	703	405	—	—	1,108
Accessories	598	153	—	—	751
Jewelry	216	115	—	—	331
Electronics	285	48	—	—	333
Other revenue	116	3	—	—	119
Total Net Revenue	$4,618	1,719	756	—	7,093
Other performance measures reviewed by the CODM are as follows:

	Three months ended September 30, 2025
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Net Revenue	$1,416	566	231	—	2,213
Cost of goods sold (exclusive of depreciation and amortization)	944	373	144	—	1,461
Gross profit	472	193	87	—	752
Operating expense	106	46	10	—	162
Advertising expense	78	9	39	—	126
Selling, general and administrative expense (exclusive of stock-based compensation and advertising)	153	80	40	22	295
Adjusted OIBDA	$135	58	(2)	(22)	169

	Nine months ended September 30, 2025
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Net Revenue	$4,175	1,696	682	—	6,553
Cost of goods sold (exclusive of depreciation and amortization)	2,767	1,102	400	—	4,269
Gross profit	1,408	594	282	—	2,284
Operating expense	324	136	29	—	489
Advertising expense	201	27	123	—	351
Selling, general and administrative expense (exclusive of stock-based compensation and advertising)	476	235	120	37	868
Adjusted OIBDA	$407	196	10	(37)	576

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended September 30, 2024
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Net Revenue	$1,521	571	252	—	2,344
Cost of goods sold (exclusive of depreciation and amortization)	997	369	151	—	1,517
Gross profit	524	202	101	—	827
Operating expense	121	44	10	—	175
Advertising expense	62	8	46	—	116
Selling, general and administrative expense (exclusive of stock-based compensation and advertising)	159	80	39	8	286
Adjusted OIBDA	$182	70	6	(8)	250

	Nine months ended September 30, 2024
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Net Revenue	$4,618	1,719	756	—	7,093
Cost of goods sold (exclusive of depreciation and amortization)	3,011	1,102	447	—	4,560
Gross profit	1,607	617	309	—	2,533
Operating expense	368	134	31	—	533
Advertising expense	178	24	137	—	339
Selling, general and administrative expense (exclusive of stock-based compensation and advertising)	500	237	110	23	870
Adjusted OIBDA	$561	222	31	(23)	791

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Other Information

	September 30, 2025
	Total assets	Capital expenditures

	amounts in millions
QxH (1)	$4,657	67
QVC International	1,897	21
CBI	520	15
Corporate and other	486	—
Consolidated QVC Group	$7,560	103
(1) QxH Property and equipment, net as of September 30, 2025 excludes assets classified as assets held for sale in the condensed consolidated balance sheet.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	amounts in millions
Adjusted OIBDA	$169	250	576	791
Stock-based compensation	(7)	(3)	(15)	(22)
Depreciation and amortization	(103)	(95)	(310)	(290)
Impairment of goodwill and intangible assets	—	—	(2,395)	—
Restructuring (benefits) costs	1	—	(56)	(18)
Gain on sale leaseback transaction	—	—	—	1
Operating income (loss)	60	152	(2,200)	462
Interest expense	(134)	(117)	(363)	(353)
Realized and unrealized gains (losses) on financial instruments, net	(7)	(36)	(43)	(53)
Other, net	25	1	35	22
Earnings (loss) before income taxes	$(56)	—	(2,571)	78

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies, including QVC’s WIN strategy; revenue growth at QVC, Inc. ("QVC"); economic and macroeconomic trends (including the impact of tariffs); statements regarding the carrying value of intangible assets; our ability to continue as a going concern; projected sources and uses of cash; repayment of debt; fluctuations in interest rates and foreign currency exchange rates; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of these forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should not place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
•customer demand for our products and services and our ability to attract new customers and retain existing customers by anticipating customer demand and adapting to changes in demand;
•competitor responses to our products and services;
•increased digital TV penetration and the impact on channel positioning of our programs;
•the levels of online traffic to our businesses' websites and our ability to convert visitors into customers or contributors;
•uncertainties inherent in the development and integration of new business lines and business strategies;
•our future financial performance and condition, including availability, terms, deployment of capital and our level of indebtedness; and our ability to continue as a going concern;
•our ability to effectively manage our installment sales plans and revolving credit card programs;
•the cost and ability of shipping companies, manufacturers, suppliers, digital marketing channels, and vendors to deliver products, equipment, software and services;
•the outcome of any pending or threatened litigation;
•availability of qualified personnel;
•the impact of the seasonality of our businesses;
•changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and Environmental, Social and Governance commitments, and adverse outcomes from regulatory proceedings;
•changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors, including our increased reliance on social media platforms as a marketing tool;
•domestic and international economic and business conditions and industry trends, including the impact of inflation and increased labor costs;
•increases in market interest rates;
•changes and uncertainty surrounding tariffs, trade policy and trade relations with China, the United Kingdom (“U.K.”) and other countries;
•consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
•the effects of our subsidiaries’ debt and other financial obligations and ability to meet those obligations, including covenants in our debt agreements;
•downgrades to QVC’s credit ratings;
•the effects of any impairment of our subsidiaries’ goodwill and intangible assets;
•system interruption and the lack of integration and redundancy in the systems and infrastructures of our businesses;
•advertising spending levels;
•changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and Internet protocol television and their impact on home shopping programming;
•rapid technological changes;
•failure to protect the security of personal information, including as a result of cybersecurity threats and cybersecurity incidents, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;

•the regulatory and competitive environment of the industries in which we operate;
•natural disasters, public health crises (such as COVID-19 and its variants or future pandemics or epidemics), political crises, and other catastrophic events or other events outside of our control, including climate change;
•threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;
•failure to successfully implement business improvement initiatives and growth strategies; and
•fluctuations in foreign currency exchange rates.
For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”), Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and Part II, Item 1A. in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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
As part of its ongoing strategy to expand into a live social shopping company, QVC Group has undertaken various organizational and strategic changes. In connection therewith, QVC Group and Liberty Media Corporation (“LMC”) transitioned various general and administrative services currently provided by LMC to QVC Group under the services agreement to the management of QVC, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. As part of that transition, all then current officers of QVC Group (with limited exceptions) stepped down from their officer positions, during the first half of 2025, and these positions were assumed by members of the QVC management team, effective as of April 1, 2025. LMC continued to support QVC Group throughout the transition period, which was substantially completed during the third quarter of 2025.
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
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025, and recorded $16 million and $45 million of incremental depreciation during the three and nine months ended September 30, 2025, respectively. On March 27, 2025, QVC announced a plan to reorganize teams across the company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $20 million of restructuring (benefits) costs at QxH and QVC International, respectively, during the nine months ended September 30, 2025. In September 2025, HSN entered into agreements to sell the St. Petersburg properties to independent third parties. As of September 30, 2025, the related long-lived assets of $22 million, all within QxH, were included in assets held for sale noncurrent in the consolidated balance sheet. The sales are expected to be completed within the next twelve months.

In August 2025, the Board of Directors (the "Board") of QVC Group implemented a revised compensation structure for QVC Group's senior executives (collectively, the "Senior Executives") and a large number of existing participants in QVC Group's incentive compensation programs (together the "Eligible Employees").
•QVC Group has determined to guarantee to each Eligible Employee who remains employed through the end of 2026 cash payments generally equal to the following: (i) for nine senior executives, 50% of their target variable compensation for 2025 and 100% of their target variable compensation for 2026, and (ii) for all other Eligible Employees (except the Senior Executives), 50% of their target variable compensation for 2025 and 2026 (the payments described in (i) and (ii), the “Guaranteed Compensation”). With the exception of the Senior Executives as described below, 25% of the 2025 Guaranteed Compensation related to all other Eligible Employees was substantially earned and paid as of September 30, 2025, with the remainder to be paid no later than mid-January 2026. Additionally, the 2026 Guaranteed Compensation for all other Eligible Employees, with the exception of the Senior Executives as described below, will be earned and paid on a quarterly basis through the end of 2026.
•To ensure that the Senior Executives are motivated to achieve important operational goals of the Company, a portion of their Guaranteed Compensation is subject to meeting certain performance conditions.
•All other Eligible Employees (except the Senior Executives) remain eligible to earn the portion of their annual bonus that is not part of the Guaranteed Compensation.
•To provide a stronger retention benefit to certain employees, the Company has agreed to prepay (i) the Guaranteed Compensation for the Senior Executives and (ii) existing retention benefits for other specified employees (including the Senior Executives). Prepaid compensation to Senior Executives will be subject to repayment on an after-tax basis if certain employment and, as applicable, performance conditions are not satisfied.
As a result of this compensation change substantially all of the 2025 restricted stock grants and a portion of a 2025 performance award grant were canceled as of September 30, 2025. Additionally, the expense associated with the impacted awards (the 2025 restricted stock grants and a portion of a 2025 performance award grant) will no longer qualify as stock-based compensation expense, on a prospective basis.
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
The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate, has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Economic tensions and changes and uncertainty relating to international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. Although the majority of tariffs were paused while the U.S. negotiated trade deals to remove trade barriers or tariffs, most of these have now been implemented and there continues to be uncertainty as to whether and when the U.S. may impose new, reinstated or adjusted tariffs on goods imported from China or other countries, and global financial markets have experienced and may continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, continue to be uncertain or deteriorate, QVC’s customers may respond by further suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects. Additionally, these economic and financial market conditions may result in consumers remaining highly distracted. In the U.S., TV shopping and entertainment hours declined, while news and business TV viewership rose, reflecting shifting consumer attention.
The Company has continued to see inflationary pressures during the period including higher wages and merchandise costs consistent with inflation and tariff impacts experienced by the global economy. As a result of existing and any new or additional tariffs, the cost of merchandise has and is expected to continue to increase; as a result QVC has in certain circumstances implemented price adjustments and undertaken an inventory review process and QVC may seek alternative sources of supply for merchandise. Further, the full impact of recent governmental actions on macroeconomic conditions and on QVC’s business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs, the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, the result of legal and other challenges on the tariffs, and possible resulting general inflationary pressures in the global economy, as well as the availability and cost of alternative sources of supply for merchandise. If these pressures persist, inflated costs may result in certain increased costs outpacing our pricing power in the near term.
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
Operating Results

	Three months ended September 30,			Nine months ended September 30,
	2025	2024		2025	2024

	amounts in millions
Revenue
QxH	$1,416	1,521		4,175	4,618
QVC International	566	571		1,696	1,719
CBI	231	252		682	756
Consolidated QVC Group	$2,213	2,344	2,344	6,553	7,093

Operating Income (Loss)
QxH	$48	107		(2,286)	307
QVC International	43	57		134	177
CBI	(9)	(2)		(10)	6
Corporate and other	(22)	(10)		(38)	(28)
Consolidated QVC Group	$60	152		(2,200)	462

Adjusted OIBDA
QxH	$135	182		407	561
QVC International	58	70		196	222
CBI	(2)	6		10	31
Corporate and other	(22)	(8)		(37)	(23)
Consolidated QVC Group	$169	250		576	791
Revenue.  Consolidated QVC Group revenue decreased 5.6% or $131 million and 7.6% or $540 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year. Revenue declined in all segments during the three and nine months ended September 30, 2025 compared to the corresponding periods in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.
Stock-based compensation.  Stock-based compensation includes compensation primarily related to options, restricted stock awards and restricted stock units for shares of our common stock that are granted to certain of our officers and employees.
We recorded $7 million and $3 million of stock-based compensation for the three months ended September 30, 2025 and 2024, respectively, and $15 million and $22 million of stock-based compensation for the nine months ended September 30, 2025 and 2024, respectively. The increase for the three months ended September 30, 2025 compared to the corresponding period in the prior year was due to an increase in market price of QVC Group's Series A common stock. The decrease for the nine months ended September 30, 2025 compared to the corresponding period in the prior year was primarily due to the decline in the probability of satisfying performance objectives, partially offset by increase in the market price of QVC Group's Series A common stock.
Operating income (loss).  Our consolidated operating income decreased $92 million and $2,662 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year.

For the three months ended September 30, 2025, operating income decreased $59 million at QxH, $14 million at QVC International and $7 million at CBI. Additionally, operating loss within Corporate and other increased $12 million primarily due to higher consulting expenses.
For the nine months ended September 30, 2025, operating income (loss) decreased $2,593 million at QxH, $43 million at QVC International and $16 million at CBI. The decrease in operating income (loss) at QxH was primarily due to the impairment of goodwill and tradenames recorded during the second quarter of 2025. Additionally, operating loss within Corporate and other increased $10 million, primarily due to higher consulting expenses, partially offset by decreased legal expenses. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.
Adjusted OIBDA.  To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring (benefits) costs, acquisition-related costs, and (gains) losses on sale-leaseback transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.
The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	amounts in millions
Operating income (loss)	$60	152	(2,200)	462
Depreciation and amortization	103	95	310	290
Stock-based compensation	7	3	15	22
Impairment of goodwill and intangible assets	—	—	2,395	—
Restructuring (benefits) costs (note 10)	(1)	—	56	18
Gain on sale leaseback transaction	—	—	—	(1)
Adjusted OIBDA	$169	250	576	791
Consolidated Adjusted OIBDA decreased 32.4% or $81 million and 27.2% or $215 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year.
For the three months ended September 30, 2025, Adjusted OIBDA decreased $47 million at QxH, $12 million at QVC International and $8 million at CBI. Additionally, Adjusted OIBDA within Corporate and other decreased $14 million primarily due to higher consulting expenses.
For the nine months ended September 30, 2025, Adjusted OIBDA decreased $154 million at QxH, $26 million at QVC International, and $21 million at CBI. Additionally, Adjusted OIBDA within Corporate and other increased $14 million primarily due to higher consulting expenses, partially offset by decreased legal expenses. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Other Income and Expense
Components of Other income (expense) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	amounts in millions

Interest expense	$(134)	(117)	(363)	(353)
Realized and unrealized gains (losses) on financial instruments, net	(7)	(36)	(43)	(53)
Other, net	25	1	35	22
Other income (expense)	$(116)	(152)	(371)	(384)
Interest expense.  Interest expense increased $17 million and $10 million for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year, primarily due to higher outstanding debt during 2025 and additional interest expense related to the non-payment of the 8.0% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”) dividend (see note 8 to the accompanying condensed consolidated financial statements).
Realized and unrealized gains (losses) on financial instruments, net.  Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	amounts in millions
Equity securities	$(6)	(17)	(7)	(19)
Exchangeable senior debentures	(1)	(19)	(36)	(34)
	$(7)	(36)	(43)	(53)
The changes in these accounts are primarily due to changes in market factors largely driven by changes in the fair value of the underlying stocks or financial instruments to which these related (see note 7 to the accompanying condensed consolidated financial statements for additional discussion related to debt).
Other, net.  Other, net increased $24 million and $13 million for the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in the prior year, primarily as a result of a reduction in interest and dividend income and foreign exchange losses, partially offset by tax sharing benefits in the current year compared to tax sharing expense in the prior year.
Income taxes.  Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the three and nine months ended September 30, 2025 and 2024 are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	amounts in millions
Earnings (loss) before income taxes	$(56)	—	(2,571)	78
Income tax (expense) benefit	$(17)	(15)	198	(53)
Effective tax rate	30%	—%	(8%)	68%
Income tax expense for the three months ended September 30, 2025 resulted in a negative effective tax rate due to the recording of a valuation allowance during the quarter and the tax impact of permanent adjustments on net pretax losses. Income tax expense differs from the U.S. statutory tax rate of 21% during the nine months ended September 30, 2025, primarily due to an impairment of goodwill that is not deductible for tax purposes (see note 6 to the accompanying condensed consolidated financial statements). The Company had zero earnings before income taxes for the three months ended September 30, 2024, but income tax expense of $15 million primarily related to foreign income tax expense and non-deductible interest expense related to the 8.0% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). Income tax expense was higher than the U.S statutory tax rate of 21% during the nine months ended September 30, 2024, primarily due to foreign income tax expense and non-deductible interest expense related to Preferred Stock.

For the three and nine months ended September 30, 2025, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by Financial Accounting Standards Board Accounting Standards Codification 740-270-30-18, Income Taxes – Interim Reporting, which management determined to be more appropriate than the annual effective rate method.
Net earnings (loss). We had net losses of $73 million and $15 million for the three months ended September 30, 2025 and 2024, respectively, and net losses of $2,373 million and net earnings $25 million for the nine months ended September 30, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Material Changes in Financial Condition
As of September 30, 2025, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.
The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, debt (including availability under QVC’s bank credit facilities (the “Credit Facility”), as discussed in note 6 to the accompanying condensed consolidated financial statements), and cash generated by the operating activities of our wholly-owned subsidiaries. Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted. For example, under QVC’s bond indentures, it is able to pay dividends or make other restricted payments if it is not in default on its senior secured notes and its consolidated leverage ratio is not greater than 3.5 to 1.0. In addition, under the Credit Facility QVC is able to pay dividends or make other restricted payments if it is not in default on the Credit Facility and the consolidated leverage ratio of QVC is not greater than 4.0 to 1.0. Further, under QVC’s bond indentures and the Credit Facility, unlimited dividends are permitted to service the debt of parent entities of QVC so long as there is no default (i.e., no leverage test is needed).
As of September 30, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, under the indentures, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
QVC Group and certain of its subsidiaries’ debt credit ratings were downgraded by Fitch Ratings during the nine months ended September 30, 2025 as follows: (i) downgraded QVC’s long-term issuer default rating from “B” to “CCC+” and downgraded the senior secured rating from “BB-” to “B”; (ii) downgraded LI LLC’s long-term issuer default rating from “B” to “CCC+”, and downgraded the senior unsecured rating from “CCC+” to “CCC-”; (iii) downgraded QVC Group’s long-term issuer default rating from “B” to “CCC+,” and downgraded QVC Group’s preferred rating from “CCC+” to “CCC-”.
QVC Group and certain of its subsidiaries' debt credit ratings were downgraded by S&P Global Ratings during the nine months ended September 30, 2025 as follows: (i) downgraded the senior secured rating from "B-" to "CCC"; (ii) downgraded LI LLC's senior unsecured rating from "CCC-" to "CC"; and (iii) downgraded QVC Group's issuer credit rating from "CCC+" to "CCC".
QVC Group and certain of its subsidiaries’ debt credit ratings were downgraded by Moody’s Ratings during the nine months ended September 30, 2025 as follows: (i) downgraded QVC’s senior secured rating from “B2” to “Caa1”; and (ii) downgraded LI LLC’s corporate family rating from “B3” to “Caa1” and downgraded the senior unsecured rating from “Caa2” to “Caa3”. QVC Group's debt credit ratings were further downgraded by Moody's Ratings during October 2025 as follow: (i) downgraded QVC’s senior secured rating from Caa1 to Caa3 and (ii) downgraded QVC's LI LLC's corporate family rating from "Caa1" to "Caa3" and its senior unsecured rating from "Caa3" to "C".

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
As of September 30, 2025, QVC Group's liquidity position included the following:

Cash and cash equivalents
amounts in millions
QVC	$1,328
CBI	79
Corporate	410
Total QVC Group	$1,817
As of September 30, 2025, the Company has $46 million of restricted cash that primarily includes cash deposits to cover potential disputes or other financial obligations with certain counterparties and a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.

Borrowing capacity
amount in millions
Credit Facility	$181
To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. As of September 30, 2025, the Company had approximately $254 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 48% of QVC’s foreign cash balance was that of QVC-Japan (as defined below). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co., LTD (“Mitsui”).
Additionally, we believe our businesses will generate positive cash flow from operations during 2025.

	Nine months ended September 30,
	2025	2024

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$30	313
Net cash provided (used) by investing activities	$(203)	(149)
Net cash provided (used) by financing activities	$1,092	(412)
During the nine months ended September 30, 2025, QVC Group's primary uses of cash were expenditures for television distribution rights of $89 million, capital expenditures of $102 million, and dividends paid to noncontrolling interest of $22 million. QVC Group’s primary source of cash was net debt borrowings of $1,986 million.
The projected uses of QVC Group cash for the remainder of 2025 are continued capital improvement spending between $50 million and $70 million, debt service payments (including approximately $84 million for interest payments on outstanding debt), repayment of debt, and payment of dividends to the holders of the Preferred Stock. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We expect that cash on hand and cash provided by operating activities and borrowing capacity in future periods will be sufficient to fund projected uses of cash.
The Company may from time to time repurchase any level of its outstanding debt through open market purchases, privately negotiated transactions, redemptions, tender offers or otherwise. Repurchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Availability under the Fifth Amended and Restated Credit Agreement at September 30, 2025 was $181 million, reflecting outstanding borrowings net of letters of credit. QVC Group and its subsidiaries were in compliance with all debt covenants at September 30, 2025, however refer to note 1 of the accompanying notes to the condensed consolidated financial statements for discussion regarding substantial doubt about the Company’s ability to continue as a going concern.
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
QVC's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2025 and 2024, QVC-Japan paid dividends to Mitsui of $22 million and $51 million, respectively.

QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	amounts in millions
Net revenue	$1,982	2,092	5,871	6,337
Cost of goods sold (exclusive of depreciation and amortization)	(1,317)	(1,366)	(3,869)	(4,113)
Operating expenses	(152)	(165)	(460)	(502)
Advertising expenses	(87)	(115)	(228)	(339)
Selling, general and administrative expenses (exclusive of stock-based compensation and advertising)	(233)	(194)	(711)	(600)
Adjusted OIBDA	193	252	603	783
Impairment of goodwill and intangible assets	—	—	(2,395)	—
Restructuring (benefits) costs	1	—	(56)	(18)
Gain on sale leaseback transaction	—	—	—	1
Stock-based compensation	(6)	(1)	(14)	(15)
Depreciation and amortization	(97)	(87)	(290)	(267)
Operating income (loss)	$91	164	(2,152)	484
Net revenue by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	amounts in millions
QxH	$1,416	1,521	4,175	4,618
QVC International	566	571	1,696	1,719
Consolidated QVC	$1,982	2,092	5,871	6,337
Revenue. QVC's consolidated net revenue decreased $110 million or 5.3% and $466 million or 7.4% for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year. The three month decrease in total revenue, net is primarily due to a 5.0% decrease in units shipped attributable to QxH and to a lesser extent QVC International. The decrease to total revenue, net was partially offset by a $20 million decrease in estimated product returns primarily at QxH and to a lesser extent QVC International. The nine month decrease in total revenue, net is primarily due to a 7.4% decrease in units shipped attributable to QxH and to a lesser extent QVC International. The decrease was also related to a 1.1% decrease in average selling price per unit ("ASP") primarily due to QVC International and to a lesser extent QxH. These decreases to total revenue, net were partially offset by a $136 million decrease in estimated product returns primarily at QxH and to a lesser extent QVC International.
During the three and nine months ended September 30, 2025 and 2024, the changes in revenue and expenses were affected by changes in the currency exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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

The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(6.9)%	—%	(6.9)%	(9.6)%	—%	(9.6)%
QVC International	(0.9)%	3.7%	(4.6)%	(1.3)%	2.5%	(3.8)%
For the three months ended September 30, 2025, QxH's total revenue, net decline of $105 million or 6.9% was attributable to a 7.4% decrease in units shipped. This decline was partially offset by a $17 million decrease in estimated product returns and a 1.0% increase in ASP. For the nine months ended September 30, 2025, QxH's total revenue, net decline of $443 million or 9.6% was attributable to a 10.0% decrease in units shipped. These declines were partially offset by a $102 million decrease in estimated product returns. For the three and nine months ended September 30, 2025, QxH experienced shipped sales declines in all product categories.
For the three months ended September 30, 2025, QVC International's total revenue, net, in constant currency, decline of $26 million was due to a 4.0% decrease in ASP, attributable to Japan and UK. This was partially offset by a $3 million decrease in estimated product returns attributable to Germany. For the three months ended September 30, 2025, QVC International experienced shipped sales declines in constant currency across all other product categories except apparel. For the nine months ended September 30, 2025, QVC International's total revenue, net, in constant currency, decline of $66 million was driven by a 2.4% decrease in aggregate units shipped attributable to Germany and Japan, partially offset by an increase in the U.K. and a 2.3% decrease in ASP, attributable to the U.K. and Japan. These decreases were partially offset by a $33 million decrease in estimated product returns attributable to Germany. For the nine months ended September 30, 2025, QVC International experienced shipped sales declines in constant currency in all product categories.
Cost of goods sold (excluding depreciation and amortization). QVC's cost of goods sold as a percentage of net revenue was 66.4% and 65.9% for the three and nine months ended September 30, 2025 respectively, compared to 65.3% and 64.9% for the three and nine months ended September 30, 2024, respectively. The increase in cost of goods sold as a percentage of revenue for the three and nine months ended September 30, 2025 is due to higher warehouse and freight costs across both segments, and unfavorable product mix at QxH partially offset by favorable product mix at QVC International.
Operating expenses. QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and TV distribution expenses. Operating expenses were 7.7% and 7.8% of net revenue for the three and nine months ended September 30, 2025, respectively, compared to 7.9% for each of the three and nine months ended September 30, 2024.
Advertising expenses. QVC’s advertising expenses increased $17 million or 24.3% for the three months ended September 30, 2025 as compared to the corresponding period in the prior year. QVC’s advertising expenses increased $26 million or 12.9% for the nine months ended September 30, 2025 as compared to the corresponding period in the prior year. Both periods' increases were primarily driven by marketing investments on social and streaming platforms at QxH.
Selling, general and administrative expenses (excluding stock-based compensation and advertising). QVC's selling, general, and administrative expenses (excluding stock-based compensation and advertising) include personnel, information technology (“IT”), production costs and the provision for doubtful accounts. Such expenses decreased $6 million and increased 0.4% as a percentage of total revenue, net for the three months ended September 30, 2025, as compared to the corresponding period in the prior year. Selling, general, and administrative expenses decreased $26 million and increased 0.5% as a percentage of total revenue, net for the nine months ended September 30, 2025, as compared to the corresponding period in the prior year.
The decrease in expenses for the three and nine months ended September 30, 2025 was due to decreases in personnel costs. The decreases in personnel costs were driven by QxH as a result of lower wages due to a workforce reduction associated with the shift in the IT operating model that occurred in the second quarter of the prior year, as well as the reorganization of teams across the Company as part of the WIN strategy announced at the end of the first quarter of 2025, partially offset by an increase as a result of revisions made to compensation structure in August 2025.

Impairment of goodwill and intangible assets. QVC recorded impairment of goodwill and intangible assets of $2,395 million for the nine months ended September 30, 2025, including $930 million related to the decrease in the fair value of the QVC and HSN tradenames and $1,465 million related to a decrease in the fair value of the QxH reporting unit goodwill as a result of quantitative assessments performed by the Company.
Restructuring (benefits) costs. For the nine months ended September 30, 2025 QVC recorded $36 million and $20 million of restructuring (benefits) costs at QxH and QVC International, respectively, resulting from the announced plan to reorganize its teams across the Company as part of the WIN strategy. For the nine months ended September 30, 2024 QVC recorded $18 million of restructuring (benefits) costs related to the shift in its IT operating model.
Stock-based compensation. Stock-based compensation includes compensation related to options and restricted stock units granted to certain employees, directors and officers. QVC recorded $6 million and $14 million of stock-based compensation expense for the three and nine months ended September 30, 2025, respectively, and recorded $1 million and $15 million of stock-based compensation expense for the three and nine months ended September 30, 2024, respectively. Stock-based compensation increased $5 million for the three months ended September 30, 2025 in comparison to the corresponding period in the prior year due to an increase in the market price of QVC Group's Series A common stock. Stock-based compensation decreased $1 million for the nine months ended September 30, 2025 in comparison to the corresponding period in the prior year due to the decline in the probability of satisfying performance objectives offset by changes in the market price of QVC Group’s Series A common stock.
Depreciation and amortization. Depreciation and amortization increased $10 million and $23 million for the three and nine months ended September 30, 2025, compared to the same period in the prior year, and included acquisition related amortization of $12 million and $15 million for the three months ended September 30, 2025 and 2024, respectively, and $35 million and $46 million for the nine months ended September 30, 2025 and 2024, respectively. The increase for the three and nine months ended September 30, 2025 was primarily due to $16 million and $45 million of incremental depreciation, respectively, due to accelerated depreciation of the St. Petersburg, FL campus and associated assets as a result of the closure completed in the third quarter of 2025. The decrease in amortization for the three and nine months ended September 30, 2025 is primarily due to software assets that fully amortized during 2024.
CBI.  CBI consists of a portfolio of aspirational home and apparel brands. The home brands are comprised of Ballard Designs, Frontgate, and Grandin Road, with Garnet Hill primarily categorized as an apparel brand. There are also 35 retail and outlet stores located throughout the U.S., primarily comprised of Ballard Designs and Frontgate stores.
CBI's stand-alone operating results for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	amounts in millions
Net revenue	$231	252	682	756
Costs of goods sold (exclusive of depreciation and amortization)	(144)	(151)	(400)	(447)
Operating expenses	(10)	(10)	(29)	(31)
Selling, general and administrative expense (exclusive stock-based compensation)	(79)	(85)	(243)	(247)
Adjusted OIBDA	(2)	6	10	31
Stock-based compensation	(1)	—	(1)	(2)
Depreciation and amortization	(6)	(8)	(20)	(23)
Operating income (loss)	$(9)	(2)	(11)	6
CBI's consolidated net revenue decreased 8.4% and 9.8% for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year. The decrease in net revenue for the three months ended September 30, 2025 was the result of a decrease in units shipped of 14.5%, partially offset by an increase in ASP of 7.2% compared to the same period in the prior year. The decrease in units shipped was due to softness in the key home and apparel category. The decrease for the nine months ended September 30, 2025 was the result of a decrease in units shipped of 12.7%, partially offset by an increase in ASP of 2.8% compared to the same period in the prior year. The decrease in units shipped was primarily related to softness in the home and apparel categories.
CBI's cost of goods sold as a percentage of net revenue was 62.5% and 59.9% for the three months ended September 30, 2025 and 2024, respectively, and 58.6% and 59.1% for the nine months ended September 30, 2025 and 2024, respectively. The increase in cost of goods sold as a percentage of net revenue for the three months ended September 30, 2025 was due to higher inbound logistics costs driven by higher tariffs. The decrease in cost of goods sold as a percentage of net revenue for the nine months ended September 30, 2025 was due to higher product margins.
Operating expenses are principally comprised of credit card processing fees and customer service expenses, which are variable expenses that support sales activity. For the three months ended September 30, 2025, operating expenses were flat compared to the corresponding period in the prior year. For the nine months ended September 30, 2025, operating expenses decreased $2 million compared to the corresponding period in the prior year, primarily due to lower revenue, as discussed above.
CBI’s SG&A expenses (excluding stock-based compensation) include print, digital and retail marketing. For the three months ended September 30, 2025, as a percentage of net revenue, these expenses increased from 33.7% to 34.2%, and for the nine months ended September 30, 2025, as a percentage of net revenue, these expenses increased from 32.7% to 35.6%. For the three and nine months ended September 30, 2025, the decreases in SG&A expenses were primarily attributable to decreased marketing costs.
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
As a result of recent financial performance, macroeconomic conditions, declines in the Company’s stock price and credit rating downgrades, it was determined during the second quarter of 2025 that an indication of impairment existed for the QxH reporting unit related to the QVC and HSN tradenames and goodwill. The fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $930 million for the QVC and HSN tradenames was recorded during the second quarter of 2025, in impairment of goodwill and intangible assets in the consolidated statements of operations. With the assistance of a third party specialist, the fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $1,465 million was recorded, in impairment of goodwill and intangible assets in the consolidated statements of operations. The Company utilized the assistance of a third party specialist when determining the above noted fair values.
There have been no other significant changes to our critical accounting policies and estimates disclosed in our 2024 10-K.
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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2025, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate

	dollar amounts in millions
QVC	$2,900	5.9%	$2,146	6.2%
Corporate and other	$—	—%	$1,569	6.1%

QVC Group is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, QVC Group may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA would have been impacted by $1 million and $2 million for the three and nine months ended September 30, 2025, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 includes “Legal Proceedings” under Item 1 of Part II. Refer to note 10 in the accompanying notes to the condensed consolidated financial statements a description of the legal proceedings described in the Form 10-Q.

Item 1A. Risk Factors
Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which risk factors are incorporated by reference into this Quarterly Report on Form 10-Q.
The following risk factors are hereby replaced in their entirety as set forth below.
There are questions about QVC Group’s ability to continue operating as a going concern. As a result of the upcoming scheduled maturity of the Credit Facility on October 27, 2026, there is substantial doubt about the QVC Group's ability to continue as a going concern. Refer to Note 1 of the accompanying condensed consolidated financial statements, for additional discussion regarding the Company's ability to continue as a going concern. In addition, in the event that QVC Group’s consolidated net leverage ratio is greater than 4.5 to 1.0 under the Credit Facility (and a waiver of forbearance from the lenders thereunder is not obtained), then the Credit Facility, as well as the senior secured notes, could become due sooner than October 27, 2026. As of October 31, 2025, QVC Group’s outstanding debt balance under the Credit Facility of $2,900 million will be reclassified from a non-current liability to a current liability. Therefore, QVC Group’s ability to continue as a going concern will depend on obtaining sufficient financing to refinance or repay the debt balance under the Credit Facility upon maturity. QVC Group is continuing its evaluation of strategies to refinance or restructure the Credit Facility and is engaged in discussions and negotiations with the lenders under the Credit Facility. QVC is also focused on operational improvements. However, there can be no assurance that QVC Group will be able to refinance or restructure the Credit Facility, in which case it would be forced to cease operations, which would be detrimental to our stockholders' investment in QVC Group.
Our subsidiary QVC has significant indebtedness and other financial obligations, which could limit its flexibility to respond to current market conditions, restrict its business activities and adversely affect its financial condition. As of September 30, 2025, QVC had total secured debt, other than its finance lease obligations, of $5,046 million, consisting of $2,146 million of secured indebtedness under its existing notes which are due starting in 2027 and $2,900 million of secured indebtedness under the Credit Facility which currently matures in October 2026, in each case, secured by a first priority lien on all shares of its capital stock. There can be no assurance that QVC will be able to repay this indebtedness when due. In addition, QVC had $500 million of operating lease liabilities. QVC may incur significant additional indebtedness in the future. If new indebtedness is added to QVC’s current debt levels, the related risks that it now faces could intensify.
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
The indebtedness of QVC, combined with other financial obligations and contractual commitments, has, and could in the future, among other things:
•increase QVC’s vulnerability to general adverse economic and industry conditions;
•require a substantial portion of QVC’s cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness;

•limit QVC’s ability to use cash flow or obtain additional financing for future working capital, capital expenditures or other general corporate purposes, which reduces the funds available to it for operations and any future business opportunities;
•limit flexibility in planning for, or reacting to, changes in its business and the markets in which it operates;
•competitively disadvantage QVC compared with competitors that have less debt;
•limit QVC’s ability to borrow additional funds or to borrow funds at rates or on other terms that it finds acceptable; and
•expose QVC to the risk of increased interest rates because certain of QVC’s borrowings, including borrowings under the Credit Facility, are at variable interest rates.
Limitations imposed as a part of the debt, such as the availability of credit and the existence of restrictive covenants may, among other things:
•make it difficult for QVC to satisfy its financial obligations, including making scheduled principal and interest payments on the notes and its other indebtedness;
•restrict QVC from making strategic acquisitions or cause it to make non-strategic divestitures;
•limit QVC’s ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes on satisfactory terms or at all;
•limit QVC’s flexibility to plan for, or react to, changes in its business and industry;
•place QVC at a competitive disadvantage compared to its less leveraged competitors; and limit its ability to respond to business opportunities.
If QVC experiences adverse effects on its financial condition as a result of their indebtedness, our financial performance has been, and could continue to be, adversely affected as well.
Credit ratings downgrades or being put on negative watch could adversely affect our liquidity, capital position, borrowing cost and access to capital markets. QVC Group and its subsidiaries are routinely evaluated by credit rating agencies whose ratings are based on several factors, including generally, the ability to generate cash flows; terms and levels of indebtedness, including the credit rating agencies’ treatment of certain types of indebtedness, such as subordinated indebtedness which is given partial equity credit but carries a higher interest rate than comparable senior indebtedness; overall financial strength; specific transactions or events and general economic and industry conditions. These credit ratings could be downgraded or subject to other negative rating actions at any time. For example during the nine months ended September 30, 2025, Fitch Ratings downgraded QVC’s long-term issuer default rating from “B” to “CCC+” and senior secured rating from “BB-" to “B”, Moody’s downgraded QVC’s senior secured rating from “B2” to “Caa1” and S&P Global Ratings downgraded QVC's senior secured rating from "B-" to "CCC". QVC's debt credit ratings were further downgraded by Moody’s Ratings during October 2025 from "Caa1" to "Caa3". See Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Material Changes in Financial Condition” of this Quarterly Report on Form 10-Q for a more complete discussion of our and our subsidiaries’ credit ratings.

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
There were no repurchases of QVCGA or QVCGB during the three months ended September 30, 2025 under the Company’s share repurchase program.

During the three months ended September 30, 2025, no shares of QVCGA, QVCGB, or QVC Group 8.0% Series A Cumulative Redeemable Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock, restricted stock units, and options.
Item 5. Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025.
Item 6.   Exhibits
(a)Exhibits
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
________________________________________________________
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QVC GROUP, INC.

Date: November 5, 2025	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer

Date: November 5, 2025	By:	/s/ BILL WAFFORD
Bill Wafford Chief Financial Officer and Chief Administrative Officer
II-4