Form 10-K
period 2025-12-31
QVC Group, Inc.
filed 2026-04-15
CIK 1355096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-33982
QVC GROUP, INC.
(Exact name of Registrant as specified in its charter)

State of Delaware	84-1288730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Wilson Dr West Chester, Pennsylvania	19380
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (484) 701-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Series A Common Stock	QVCGA	The Nasdaq Stock Market LLC
Series B Common Stock	QVCGB	OTCQB Venture Market
8.0% Series A Cumulative Redeemable Preferred Stock	QVCGP	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐	Emerging Growth Company☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by nonaffiliates of QVC Group, Inc. computed by reference to the last sales price of QVC Group, Inc. common stock, as of the closing of trading on June 30, 2025, was approximately $22 million.
The number of outstanding shares of QVC Group, Inc.'s common stock as of March 31, 2026 was:

Series A common stock	7,911,869
Series B common stock	182,233
Documents Incorporated by Reference
The Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

QVC GROUP, INC.
2025 ANNUAL REPORT ON FORM 10‑K

PART I.
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies, including the outcome and effects of the Chapter 11 Cases (as defined below) (including our ability to successfully emerge from the process and the timing thereof); QVC’s WIN strategy; revenue growth at QVC; synergies; economic and macroeconomic trends (including impact of tariffs); statements regarding the carrying value of intangible assets; our ability to continue as a going concern; projected sources and uses of cash; repayment of debt; fluctuations in interest rates and foreign currency exchange rates; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should not place undue reliance on these forward-looking statements made in this Annual Report on Form 10-K. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•our ability to obtain court approval from the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court throughout the course of the Chapter 11 Cases;
•potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations, including increased legal and other professional costs necessary to execute our restructuring process, on our liquidity and results of operations (including the availability of operating capital during the pendency of the Chapter 11 Cases);
•objections to the confirmation of our Plan (as defined below) or other pleadings we file that could protract the Chapter 11 Cases;
•the Bankruptcy Court’s rulings in the Chapter 11 Cases, and the outcome of the Chapter 11 Cases generally;
•the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•the impact of the expected delisting and downgrade of our capital stock from the Nasdaq Capital Market and OTCQB Venture Market, as applicable;
•our ability to comply with the restrictions imposed by the terms and conditions of certain financing arrangements;
•the effects of the Chapter 11 Cases on the interests of various constituents and financial stakeholders;
•customer demand for our products and services and our ability to attract new customers and retain existing customers by anticipating customer demand and adapting to changes in demand;
•our competitive industry and competitor responses to our products and services;
•increased digital TV penetration and the impact on channel positioning of our programs;
•the levels of online traffic on our businesses' websites and our ability to convert visitors into customers or contributors;
•uncertainties inherent in the development and integration of new business lines and business strategies;
•our future financial performance and condition, including availability, terms, deployment of capital and our level of indebtedness;
•our ability to continue as a going concern;
•our ability to effectively manage our installment sales plans and revolving credit card programs;
•the cost and ability of shipping companies, manufacturers, suppliers, digital marketing channels, and vendors to deliver products, equipment, software and services;
•the outcome of any pending or threatened litigation;
•the impact of the seasonality of our businesses;
•changes in, or failure or inability to comply with, government regulations, including, regulations of the Federal Communications Commission (“FCC”) and commitments and adverse outcomes from regulatory proceedings;
•new regulations and varied governmental and non-governmental perspectives on corporate sustainability;
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
•matters relating to our debt and other financial obligations and ability to meet those obligations, including covenants in our debt agreements;
•downgrades to QVC’s credit ratings;
•the impairment of our goodwill and intangible assets;
•system interruption and the lack of integration and redundancy in the systems and infrastructures of our businesses;
•advertising spending levels;
•changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and internet protocol television and their impact on home shopping programming;
•rapid technological changes, including the increased use of artificial intelligence by us and our competitors;
•failure to protect the security of personal information, including as a result of cybersecurity threats and cybersecurity incidents, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
•the regulatory and competitive environment of the industries in which we operate;
•natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control, including climate change;
•threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;
•failure to successfully implement business improvement initiatives and growth strategies;
•fluctuations in foreign currency exchange rates;
•the reaction of our customers, prospective customers, suppliers and service providers to the Chapter 11 Cases and the related increased performance and credit risks associated with our constrained liquidity position and capital structure; and
•our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to labor regulations, unionization or otherwise, or to retain employees as a result of our financial condition generally or as a result of the Chapter 11 Cases.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, "Risk Factors" and other cautionary statements contained in this Annual Report on Form 10-K. Such risk factors and statements describe circumstances that could cause actual results to differ materially from those contained in any forward-looking statement.

* * * * *
Item 1. Business.
General Development of Business
QVC Group, Inc. ("QVC Group", the “Company”, “we”, “us” and “our”), formerly known as Qurate Retail, Inc., owns interests in subsidiaries and other companies which are primarily engaged in the video and online commerce industries. Through our subsidiaries and affiliates, we operate in North America, Europe and Asia. Our principal businesses and assets include our consolidated subsidiaries QVC, Inc. ("QVC"), Cornerstone Brands, Inc. (“CBI”), and other equity investments. Our largest businesses and reportable segments are QxH (QVC U.S. and HSN, Inc. (“HSN”)), QVC International and CBI.
During the year-ended December 31, 2025, our Company’s Board of Directors (the “Board of Directors” or the "Board") approved an amendment to the Company’s restated certificate of incorporation and an amendment and restatement of the Company’s bylaws to change the Company’s name from Qurate Retail, Inc. to QVC Group, Inc. The Board believes that the name change builds on the brand equity of the Company’s largest brand and supports its growth strategy to expand into a live social shopping company. The name change went into effect on February 21, 2025.
On September 23, 2011, QVC Group completed the split-off (the "LMC Split-Off") of a wholly owned subsidiary, Liberty Media Corporation ("LMC"). Following the LMC Split-Off, QVC Group and LMC operate as separately publicly traded companies and neither has any stock ownership, beneficial or otherwise, in the other.

QVC Group has entered into certain agreements with LMC. These agreements include a reorganization agreement, services agreement and facilities sharing agreement. As a result of certain corporate transactions, LMC and QVC Group may have obligations to each other for certain tax related matters. The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between QVC Group and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provided QVC Group with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity, and investor relations support. In December 2019, the Company entered into an amended services agreement. Under the amended services agreement, components of the compensation paid to LMC’s former Chief Executive Office (who also served as Chairman of the Board) were either paid directly to him or reimbursed to LMC, in each case, based on allocations set forth in the amended services agreement. LMC’s former Chief Executive Officer’s employment arrangement with LMC ended on December 31, 2024, but he continues to serve as Chairman of QVC Group pursuant to a new employment arrangement with our Company. For the years ended December 31, 2024 and 2023, the allocation percentage for the Company was 10% and 11%, respectively.
QVC Group reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for QVC Group's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. As part of its ongoing strategy to expand into a live social shopping company, QVC Group has undertaken various organizational and strategic changes. As part of that transition, all then current officers of QVC Group (with limited exceptions) stepped down from their officer positions, during the first half of 2025, and these positions were assumed by members of the QVC management team, effective as of April 1, 2025. LMC continued to support QVC Group throughout the transition period, which was substantially completed during the third quarter of 2025. During the third quarter of 2025, the management of QVC Group and QVC began to perform certain general and administrative services previously provided to QVC Group by LMC, and as a result LMC substantially reduced their provided services. Under these various agreements approximately $5 million, $8 million and $7 million of these allocated expenses were reimbursable from QVC Group to LMC for the years ended December 31, 2025, 2024 and 2023, respectively.
In connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”), QVC Group and an entity formerly known as GCI Liberty, Inc. (“prior GCI Liberty”) entered into a tax sharing agreement. Pursuant to the tax sharing agreement, prior GCI Liberty agreed to indemnify QVC Group for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by prior GCI Liberty (applicable to actions or failures to act by prior GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of prior GCI Liberty (or any successor corporation). Following a merger between Liberty Broadband Corporation (“Liberty Broadband”) and prior GCI Liberty, Liberty Broadband has assumed the tax sharing agreement. QVC Group has recorded a payable to Liberty Broadband under the tax sharing agreement in the amount of approximately $10 million and $20 million as of December 31, 2025 and December 31, 2024, respectively, included in other liabilities in the consolidated balance sheets.
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
Pursuant to the Charter Amendment on May 22, 2025, every 50 shares of QVCGA and QVCGB were automatically converted into one share of QVCGA and QVCGB, respectively, without any change in par value per share. The number of shares of Common Stock reserved for issuance, the number of shares subject to the then-outstanding awards, and the purchase or exercise price or payout value based on a number of shares of the then-outstanding awards were proportionately adjusted. The Company did not issue fractional shares of Common Stock in connection with the Reverse Stock Split. Instead, stockholders who were otherwise entitled to receive a fractional share of Common Stock following the Reverse Stock Split received a cash payment (without interest) in lieu of such fractional shares.

The Company’s Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the opening of trading on May 23, 2025. On May 27, 2025, the Company elected to have QVCGB suspended from trading on the Nasdaq Capital Market and QVCGB began quotation on the OTCQB Venture Market on May 28, 2025.
Unless noted, all shares of Common Stock, including Common Stock underlying stock options and restricted stock units, as well as all conversion ratios, exercise prices, conversion prices and per share information in the consolidated financial statements have been retroactively adjusted to reflect the 1-for-50 Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Annual Report on Form 10-K.
Chapter 11 Proceedings

Voluntary Filing under Chapter 11

On or about April 15, 2026 (the “Petition Date”), QVC Group and certain of our direct and indirect subsidiaries (excluding subsidiaries outside of the U.S. with the exception of one non-operating subsidiary in Luxembourg), including QVC, Inc. (collectively, the “Company Parties”), intend to commence voluntary cases (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). As of the Petition Date, we intend to operate our businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. QVC Group and QVC, Inc. intend to request approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Cases. Although no assurance can be made as to a potential emergence date, QVC Group is targeting emergence from the Chapter 11 Cases within approximately 90 days.

Commencing the Chapter 11 Cases will constitute an event of default that accelerates the Company Parties’ respective obligations under (i) the 4.750% Senior Secured Notes due 2027, 4.375% Senior Secured Notes due 2028, 6.875% Senior Secured Notes due 2029, 5.450% Senior Secured Notes due 2034, 5.950% Senior Secured Notes due 2043, 6.375% Senior Secured Notes due 2067, and 6.250% Senior Secured Notes due 2068 (collectively, the “QVC Notes”), issued by QVC, (ii) the 3.75% senior unsecured exchangeable debentures due 2030, 4.00% senior unsecured exchangeable debentures due 2029, 8.25% senior unsecured debentures due 2030, and 8.50% senior unsecured debentures due 2029 (collectively, the “LINTA Notes”), issued by Liberty Interactive LLC (“LI LLC”) and (iii) that certain Fifth Amendment and Restatement Agreement dated as of October 27, 2021, by and among QVC and QVC Global Corporate Holdings, LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent (the “Credit Agreement,” and the credit facility thereunder, the “Credit Facility”). The Credit Facility, together with the QVC Notes and LINTA Notes, are herein referred to as the “Debt Instruments”. The Credit Facility and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay. Before the commencement of the Chapter 11 Cases, on or about April 15, 2026, QVC Group intends to enter into a Restructuring Support Agreement with certain holders of our Debt Instruments.

Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of our Chapter 11 Cases will automatically stay the continuation of most legal proceedings or the filing of other actions against or on behalf of QVC Group or our property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of our bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim (the "Automatic Stay"). Notwithstanding the general application of the Automatic Stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Nasdaq Delisting

We expect to receive a delisting notice (the “Delisting Notice”) from the Nasdaq Stock Market LLC notifying us that, in connection with the Chapter 11 Cases and in accordance with Nasdaq Listing Rule 5550(a)(2), the Nasdaq Stock Market LLC has determined that our shares of capital stock would be delisted from the Nasdaq Capital Market and that trading of our shares of capital stock on the Nasdaq Capital Market will be suspended immediately. Following the suspension of trading on the Nasdaq Capital Market, we expect our shares of capital stock to be quoted on the OTCID Basic Market or another over-the-counter market. The over-the-counter markets are significantly more limited than the Nasdaq Capital Market. Quotation on the OTCID Basic Market or another over-the-counter market could result in a less liquid market for existing and potential holders of our capital stock and could further depress the trading price of our capital stock. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of our capital stock on the over-the-counter markets, or whether the trading volume of our capital stock will be sufficient to provide for an efficient trading market.

We also expect Nasdaq Stock Market LLC to file a Form 25 for us in connection with the delisting of our shares of capital stock from the Nasdaq Capital Market. The delisting will become effective ten days after the Form 25 is filed. In accordance with Rule 12d2-2 of the Exchange Act, the deregistration of our shares of capital stock under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25 is filed.

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
QVC is a live social shopping company that curates and sells a wide variety of consumer products through video-driven commerce on most every screen, from smartphones and tablets to laptops and TVs. QVC is distributed to over 200 million worldwide households each day through its broadcast networks and also reaches audiences through its websites (including QVC.com, HSN.com and others); its social platforms (including TikTok, Instagram and others); virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); its applications via streaming video (including Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, Alphabet and Samsung TV Plus); mobile applications; and over-the-air broadcasters. QVC believes it is a global leader in video retailing, e-commerce, mobile commerce and social commerce, with operations based in the United States ("U.S."), Japan, Germany, the U.K., and Italy.
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
For the year ended December 31, 2025, approximately 97% of QVC's worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from QVC during the prior twelve months and customers who previously made a purchase from QVC but not during the prior twelve months, respectively). In the same period, QVC attracted 2 million new customers and the global e-commerce operation comprised $5.2 billion, or approximately 63%, of QVC's consolidated net revenue for the year ended December 31, 2025.
QVC operates nine distribution centers worldwide. In 2025, QVC’s work force consisted of approximately 15,300 employees who handled approximately 70 million customer calls, shipped approximately 182 million units globally and served approximately 10.3 million unique customers. QVC believes its long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Charter Communications and Cox), satellite television providers (e.g., DIRECTV and DISH) and telecommunications companies (e.g., Verizon and AT&T), provide it with broad distribution, favorable channel positioning and significant competitive advantages. QVC believes that its significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payment options, international reach and scalable infrastructure distinguish QVC from its competitors.
On June 27, 2022, QVC Group announced a turnaround plan designed to stabilize and differentiate its core QVC-U.S and HSN. businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the year ended December 31, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. These initiatives were consistent with QVC’s strategy to operate more efficiently as it implemented its turnaround plan.
During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the year ended December 31, 2024, QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. The cash payments associated with this restructuring were substantially complete as of December 31, 2025.
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
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025 (the "Completion Date"), and recorded $45 million of incremental depreciation in 2025 through the Completion date. On March 27, 2025, QVC announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $34 million and $19 million of restructuring charges at QxH and QVC International, respectively, during the year ended December 31, 2025 in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.

In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties. Two of the St. Petersburg property sales closed in December 2025. The sale of the remaining property is expected to be completed within the next twelve months. As of December 31, 2025, the remaining long-lived assets of $17 million, all within QxH, were included in assets held for sale noncurrent in the consolidated balance sheet.
QxH
QxH's programming is distributed in the U.S., 20 hours per day of live programming, 364 days per year, to approximately 82 million television households and is distributed to approximately 99% of households subscribing to services offered by television distributors. QxH's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full time basis, including the main QVC and HSN channels as well as the additional channels of QVC2, QVC3 and HSN2. These additional channels offer viewers access to a broader range of QxH programming options as well as more relevant programming for viewers in different time zones. QxH also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QxH to reach customers who previously did not have access to the program through other television platforms.
QxH's programming is also available through QVC.com and HSN.com (our "Websites"); social platforms (including TikTok, Instagram and others); virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video (including Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus); and mobile applications (collectively, our "Digital Platforms"). Our Digital Platforms enable consumers to purchase goods offered on our broadcast programming along with a wide assortment of products that are available only on our Websites. Our Websites and other Digital Platforms are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, our Websites, social platforms and mobile applications allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account. For the year ended December 31, 2025, approximately 90% of our new QxH customers made their first purchase through our Digital Platforms. QxH, including our Digital Platforms, contributed $5.9 billion, or 72%, of consolidated QVC, Inc. net revenue and $517 million of Adjusted OIBDA (defined in note 15 of the accompanying notes to our consolidated financial statements) for the year ended December 31, 2025.
The table below sets forth QxH's revenue through Digital Platforms since 2023:

	Years ended December 31,
(in millions)	2025	2024	2023
QxH Digital Platform revenue	$3,969	4,219	4,321
Total QxH net revenue	5,936	6,598	6,995
QxH Digital Platform % of total QxH net revenue	66.9%	63.9%	61.8%

QVC International
QVC International’s business brings the QVC shopping experience to approximately 126 million households outside the U.S., primarily in Japan, Germany, the U.K., and Italy. Similar to QxH, QVC International’s business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social media pages. QVC International product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2025, QVC International operations, including its Digital Platforms, generated $2.4 billion, or 28%, of consolidated QVC net revenue and $293 million of Adjusted OIBDA (defined in note 15 of the accompanying notes to our consolidated financial statements) for the year ended December 31, 2025.
The table below sets forth QVC-International's revenue through Digital Platforms since 2023:

	Years ended December 31,
(in millions)	2025	2024	2023
QVC International Digital Platform revenue	$1,272	1,257	1,218
Total QVC - International net revenue	2,357	2,399	2,454
QVC International Digital Platform % of total QVC - International net revenue	54.0%	52.4%	49.6%

Merchandise
QVC’s global merchandise mix features: home, apparel, beauty, accessories, electronics and jewelry. Many of its brands are exclusive, while others are created by well-known designers. QVC’s global sales mix is provided in the table below:

	Years ended December 31,
Product category	2025	2024	2023
Home	41%	41%	41%
Apparel	19%	18%	18%
Beauty	18%	18%	18%
Accessories	11%	11%	11%
Electronics	6%	7%	7%
Jewelry	5%	5%	5%
Total	100%	100%	100%
Unlike traditional brick-and-mortar retailers with inventories across a network of stores, QVC is able to quickly adapt its offerings in direct response to changes in its customers purchasing patterns. QVC utilizes a test and re-order model to determine initial customer demand. Through constant monitoring, QVC aims to manage its product offerings to maximize net revenue. QVC’s merchandising team is dedicated to continually researching, pursuing and launching new products and brands. With a mandate to deliver hard-to-find value, its merchants find and curate collections of high quality goods from vendors with the scale to offer sufficient supply to QVC’s existing and future customers. QVC maintains strong relationships with its vendors, which are attracted by the showcasing and story-telling elements of its programming, and the volume of sales during featured presentations.
QVC purchases, or obtains on consignment, products from U.S. and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. QVC has attracted some of the world's most respected consumer brands as well as celebrities, entrepreneurs, and designers to promote these brands. Brand leaders such as HP, SKECHERS, Barefoot Dreams®, Dyson, Philosophy and Apple® reach a broad audience while product representatives share the stories behind these brands. QVC has agreements with celebrities, entrepreneurs and designers such as Kim Gravel, Curtis Stone and Giuliana Rancic enabling it to provide entertaining and engaging programming that develops a lifestyle bond with its customers. These celebrity personalities and product representatives often provide pre-appearance publicity for their QVC products on their own social media pages and broadcast shows, enhancing demand during their QVC appearances. QVC presents and promotes across its networks, websites, mobile applications, and social media platforms, allowing shoppers to engage with QVC on multiple platforms and devices.
QVC does not depend on any single supplier or designer for a significant portion of its inventory purchases.
Distribution
QVC distributes its programming via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Japan, Germany, the U.K., Italy and neighboring countries. QVC also transmits its programming over digital terrestrial broadcast television to viewers throughout Germany, the U.K. and Italy and to viewers in certain geographic regions in the U.S. QVC uplinks its digital programming transmissions in the U.S. using a third-party service or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC’s signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected” status. The international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. The transponder service agreements for the U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QxH and QVC International expire between 2026 and 2030. We intend to renegotiate or extend expiring agreements as applicable.

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
Affiliation Agreements
QVC enters into long-term affiliation agreements with certain of its television distributors who downlink its programming and distribute the programming to customers. The majority of QVC's affiliation agreements with distributors have termination dates ranging from 2026 to 2029. We intend to renegotiate or extend expiring agreements as applicable. QVC's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements in the future. Although QVC is typically successful in obtaining and renewing these agreements, it does not have distribution agreements with some of the distributors that carry its programming. QVC provides programming without affiliation agreements to distributors representing approximately 4% of its QVC channel distribution and 0.5% of its HSN channel distribution. Some of its programming may continue to be carried by distributors after the expiration dates on its affiliation agreements with such distributors have passed.
In return for carrying QVC's signals, most programming distributors for its U.S. distribution receive an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain internet sales to customers located in the programming distributor's service areas. QVC International programming distributors predominantly receive an agreed-upon annual fee, or a monthly or yearly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements.
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
Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2025, approximately 92% of our shipped sales came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,428 each during this period. An additional 3% of shipped sales in that period came from new customers and the remaining 5% of shipped sales came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).
On a trailing twelve month basis, total consolidated customers were approximately 10.3 million, which includes 6.6 million QxH customers and 3.7 million QVC International customers. QVC believes its core customer base represents an attractive demographic target market. Based on internal customer data for QxH, approximately 73% of its customers for the twelve months ended December 31, 2025 were women over the age of 50.
QVC does not depend on any single customer for a significant portion of its revenue.
Order taking and fulfillment
QVC takes a majority of its orders via mobile applications on iPhone, iPad, Apple Watch, Android and other devices and via its websites. QxH and QVC International customers placed approximately 47% and 44%, respectively, of all orders directly through their mobile devices in 2025.
QVC primarily utilizes home based customer service agents to handle calls, e-mail contacts and social contacts, allowing staffing flexibility for peak volume hours. In addition, QVC utilizes computerized interactive voice response order systems, which handle approximately 58% of all telephonic orders taken on a worldwide basis. QxH has five distribution centers and QVC International has four distribution centers. QVC’s distribution centers and drop ship partners shipped, on average, 328,000 units per day at QxH and 172,000 units per day at QVC International during 2025.
QVC has built a scalable operating infrastructure focused on sustaining efficient, flexible and cost-effective sale and distribution of its products. Since its physical store locations are minimal, QVC requires lower inventory levels and capital expenditures compared to traditional brick-and-mortar retailers. Further, since QVC has no set “floor plan” and can closely manage inventory levels at its centralized warehouses, QVC believes it has the flexibility to analyze and react quickly to changing trends and demand by shifting programming time and product mix. QVC's cost structure is variable, which QVC believes allows it to consistently achieve attractive margins relative to brick-and-mortar retailers.
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
QVC believes that QxH is a leader in video shopping, e-commerce, mobile commerce and social commerce. QxH curates quality products at outstanding values, provides exceptional customer service, establishes favorable channel positioning and multiple touchpoints across Digital Platforms and generates repeat business from its core customer base. QxH's closest video shopping competitors are ShopHQ and JTV (Jewelry Television) and QVC International operations face similar competition in their respective markets, such as Jupiter Shop Channel in Japan, HSE in Germany, and TJC, Ideal World, Gems TV, Must Have Ideas TV, and JML Direct in the U.K.
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
Government regulation
The manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal and state law. Some examples of regulatory agencies and regulations that affect the manner in which we sell and promote merchandise include the following:
•The Federal Trade Commission ("FTC") and the state attorneys general regulate the advertising of retail products and services offered for sale in the U.S., including, for example, the FTC's Rule Concerning the Use of Consumer Reviews and Testimonials and Guides for the Use of Environmental Marketing Claims;
•The Food and Drug Administration has specific regulations regarding claims that can be made about food products and regulates marketing claims that can be made for cosmetic beauty products, medical devices and over-the-counter drugs;
•The Environmental Protection Agency ("EPA") requires products that make certain types of claims, such as "anti-bacterial," to be registered with the EPA prior to making such claims;
•Each of the FTC's Telemarketing Sales Rules, the Federal Communication Commission's ("FCC") rules implementing the Telephone Consumer Protection Act and similar state laws, establish procedures that must be followed when telemarketing or placing particular types of calls to consumers;
•The Consumer Product Safety Commission (“CPSC”) has specific regulations regarding products that present unreasonable risks of injuries to consumers;

•Import and export laws, including U.S. economic sanction and embargo regulations and tariffs, U.S. homeland security laws and regulations and other laws such as the U.S. anti-boycott law and U.S. export controls regulations may limit foreign sales;
•Comparable regulatory agencies and regulations in countries in which we have our non-U.S. operations may be applicable;
In addition, the FCC regulates the television stations, cable television systems, direct broadcast satellite ("DBS") distributors and other multichannel video programming distributors ("MVPDs") that distribute the Company’s services. The FCC has adopted various requirements related to the Company’s programming, and also licenses radio transmission facilities that the Company uses in connection with its business, such as television stations, satellite uplink/downlink facilities and internal private radio systems.
As a result of an interest in various cable operators attributed to QVC Group, QVC may be deemed to be a satellite cable programming vendor in which a cable operator has an attributable interest for purposes of various FCC rules regarding the distribution of video programming to MVPDs. These include, for example, the FCC’s program access rules, which, in general, prohibit various unfair practices involving the distribution of video programming to MVPDs; and its program carriage rules, which, among other things, prohibit cable operators from favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. The FCC program access and program carriage rules also make provision for enforcement of alleged violations through complaint proceedings initiated by aggrieved entities. QVC may be subject to program access rules as a result of an FCC condition adopted in connection with its 2008 approval of a transaction involving a predecessor of QVC Group and News Corp.
In 2000, QVC became subject to a consent decree issued by the FTC barring it from making certain deceptive claims for dietary supplements and specified products related to the common cold, pneumonia, hay fever and allergies. QVC also became subject to an expanded consent decree issued by the FTC in 2009 that terminates on the later of May 26, 2029, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder.
Pursuant to this expanded consent decree, QVC is prohibited from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless it has competent and reliable scientific evidence to substantiate such claims. Violation of the QVC consent decree may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining QVC from engaging in prohibited activities.
In October 2023, HSN entered into a settlement agreement with the CPSC in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claim that HSN allegedly failed to timely submit a report under the Consumer Product Safety Act (“CPSA”) in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer® and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter. QVC and HSN have cooperated (and intend to continue cooperating) fully with this investigation.
Congress enacted the Commercial Advertisement Loudness Mitigation ("CALM") Act in 2010. The CALM Act directs the FCC to incorporate into its rules and make mandatory a technical standard that is designed to prevent digital television commercial advertisements from being transmitted at louder volumes than the program material they accompany. Although the FCC's CALM Act regulations place direct compliance responsibility on broadcasters and MVPDs, the FCC adopted a "safe harbor" compliance approach applicable to commercials embedded in programming provided by programmers, such as the Company. Under the FCC's safe harbor approach, broadcasters and MVPDs may meet their CALM Act compliance obligations through reliance on programmer-provided CALM Act compliance certifications that are made "widely available" to broadcasters and MVPDs through a website or other means. The Company has determined that its programming is CALM Act compliant, and in response to requests from its distributors, and in order to allow its distributors to meet the FCC's safe harbor, the Company has posted a CALM Act compliance certification to a website that is available to its distributors.
FCC rules adopted pursuant to the Telecommunications Act of 1996 generally require closed captioning of the Company’s televised programming distributed on broadcast television stations, cable television systems, DBS and other MVPDs, with only limited exemptions. Regulations adopted by the FCC pursuant to the Twenty-First Century

Communications and Video Accessibility Act of 2010 imposed captioning requirements on various types of programming distributed via internet protocol ("IP") that was previously televised with captions. The Company also is subject to the IP-captioning rules as a Video Programming Owner and as a Video Programming Distributor that distributes covered programming on its website and via mobile and video streaming platforms.
The FCC’s closed captioning rules applicable to televised programming and programming distributed by IP initially placed closed captioning compliance obligations directly on the Company’s distributors. Amendments to those rules adopted by the FCC in 2016 extend direct compliance responsibility, jointly with distributors, to video programmers such as the Company, impose certain registration and certification requirements on the Company, and subject the Company to captioning complaint procedures. The registration and certification requirements of these amended rules have not yet become effective. On July 18, 2024, the FCC released a further notice of proposed rulemaking that would exempt from the captioning and certification requirements video programmers that provide or license video programming exclusively to a non-broadcast network for distribution by an MVPD, if such network has filed registration information and a certification with the FCC indicating that the network itself is exempt, or all programming comprising its linear lineup is compliant with, or exempt from, captioning obligations. The FCC proposal remains pending. As a result of the foregoing changes and rules involving captioning of IP-delivered programming and captioning quality standards, QVC may incur additional costs and compliance obligations related to closed captioning of its programming.
We market and provide a broad range of merchandise through our broadcast networks, websites, mobile applications and social media pages. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions that are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in e-commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts.
For example, the Children's Online Privacy Protection Act (“COPPA”) prohibits web sites from collecting personal information online from children under age 13 without parental consent and imposes a number of operational requirements. In 2025, the FTC amended COPPA regulations to, among other things, further regulate the use and disclosure of children’s personal information. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of internet communications. Federal legislation enacted in 2016 permanently extended the moratorium on state and local taxes on internet access.
Our e-commerce businesses are subject to domestic and foreign laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s ("E.U.") General Data Protection Regulation (“GDPR”), which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the E.U. invalidated the "Safe Harbor Framework," which had allowed companies to collect and process personal data in E.U. nations for use in the U.S.
The E.U.-U.S. Privacy Shield, which replaced the Safe Harbor Framework, and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the E.U. invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of Standard Contractual Clauses ("SCCs") - another key mechanism to allow data transfers between the U.S. and the E.U.
The European Commission adopted revised SCCs on June 4, 2021. In March 2022, the U.S. and the European Commission announced a new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield. On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF, and the E.U. formally adopted the adequacy decision on July 10, 2023. The U.S. and the E.U. implemented the DPF in July 2023. The E.U.’s proposed ePrivacy Regulation, which, among other things, would have adopted additional regulation of “cookies” and other internet tracking tools was withdrawn in 2025. The E.U. has proposed the E.U. Digital Simplification Package, referred to as the “Digital Omnibus,” to consolidate and streamline the E.U.’s digital regulations. Following the “Brexit” withdrawal of the U.K. from the E.U., on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area. Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.
In the U.S., Congress may consider a range of legislation that would impose federal privacy obligations on organizations including obligations that could require organizations that suffer a breach of security related to personal information to notify owners of such information. Such federal legislation may not preempt similar state laws with the effect that organizations may be obligated to comply with separate federal and state laws that regulate the same activity in different, and possibly inconsistent, ways. Federal agencies, including the FTC, are seeking to regulate the use of personal data through rule-making efforts and through enforcement activities targeted at organizations. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act.
California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA took effect on January 1, 2020. The California Attorney General has issued implementation regulations and guidance regarding the CCPA, and undertook enforcement actions in 2024 regarding violations of the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and extends the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. The CPPA issued regulations in 2025 implementing certain CCPA requirements.
Since the enactment of the CCPA, a substantial minority of additional states have enacted comprehensive privacy legislation, and other states continue to consider adopting such comprehensive privacy legislation. In addition to broad consumer privacy laws, states are enacting and may continue to enact sectoral-specific privacy laws focused on health data, data about people under the age of 18, biometric data, the use of algorithms by organizations, and other matters. In some areas, the broad consumer privacy laws and sectoral-specific privacy laws may differ across states in ways that require complicated or expensive customer-facing solutions. For example, states that create opt-out or opt-in rights that differ from approaches generally taken by other states can result in a significant effort to implement and maintain solutions that comply with these more unique requirements. Private litigants are also using federal and state laws to pursue litigation related to the use of personal data, video content, chat tools and other communication tools, and trackers commonly used by organizations in the operation of consumer-facing websites and applications. Complying with these different national and state privacy requirements may cause us to incur substantial costs. In addition, we generally have and post on our websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our business.
Our business is also dependent upon our continued ability to transmit our programming to television distributors from our third party FCC-licensed satellite uplink and downlink facilities, which are subject to FCC compliance in the U.S. and foreign regulatory requirements in our international operations.
Our business also utilizes emerging technology, including artificial intelligence (“AI”), which may be subject to increasing regulation. For information regarding the potential regulatory and other risks associated with our use of AI, see the risk factor “Our integration and use, or the use by our competitors, of artificial intelligence and similar technology may pose risks and present challenges to our business, reputation, and results of operations” in Item 1A., “Risk Factors.”
For information regarding regulations related to U.S. trade policy with China, see the risk factor "Significant developments stemming from U.S. and international trade policy with China, including in response to forced labor and human rights abuses in China may adversely impact our business and operating results" in Item 1A., "Risk Factors."
Intellectual property

We regard our trademarks, service marks, patents, copyrights, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as important to our business. We rely on a combination of trademark, patent, and copyright laws, trade secret protections, and contractual restrictions, including confidentiality and/or license agreements with our employees, customers, suppliers, affiliates and others to protect our proprietary rights. We have registered, or applied for the registration of, certain of our trademarks, service marks, patents, copyrights and domain names in U.S. and in select foreign jurisdictions, and we seek to vigorously protect our intellectual property against both unauthorized use and infringement.
In the U.S., we own registrations for a number of our trademarks and service marks including, but not limited to our primary brand names and logo, namely, "QVC," "Quality Value Convenience," the "Q Logo," and "Q" and certain proprietary brands such as "Cook’s Essentials," "Denim & Co.," "Diamonique," “Today’s Special Value,” and “TSV.” We also maintain trademark and service mark registrations in select foreign jurisdictions for the same, including, but not limited to, "QVC," the "Q Logo," "Cook’s Essentials," "Denim & Co.," and "Diamonique." We believe these registrations, together with our common law rights, are important to the protection of our brands and reputation.
HSN owns numerous trademark registrations or pending applications in the U.S., relating to its brand and offerings. These include registrations for the “HSN” brand name and the “HSN logo” as well as registrations for certain propriety products and services, including, but not limited to, “HSN Shop By Remote,” “Tech Impressions,” and “Concierge Collection.”
We consider the "QVC" and "HSN" brands to be among our most significant trademarks and service marks, reflecting their longstanding market presence, extensive consumer recognition, and their association with our core retail and media platforms. These brands play a central role in our customer relationships and in the promotion of our products and services across our geographic markets. Our trademark and service mark registrations in the U.S. for “QVC” and “HSN” are issued for ten year terms and may be renewed for successive ten year periods prior to their respective expirations, provided that the trademarks or service marks are used continuously and comply with the applicable legal requirements.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 23% and 24% of its revenue in each of the first three quarters of the year and between 29% and 30% of its revenue in the fourth quarter of the year.
CBI
CBI consists of a portfolio of aspirational home and apparel brands. Although there is some overlap in the product offerings, the home brands are comprised of Ballard Designs, Frontgate, and Grandin Road. Garnet Hill focuses primarily on apparel and accessories and is categorized as an apparel brand. There are 35 retail and outlet stores located throughout the U.S.
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
New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2025 of approximately 75 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors. Branded catalogs are designed in-house, which enables each individual brand to control the process.
CBI also operates websites for each of its featured brands, such as BallardDesigns.com, Frontgate.com, GrandinRoad.com, and GarnetHill.com. These websites serve as additional storefronts for products featured in related print catalogs, as well as provide customers with additional content and product assortments to support and enhance their shopping experience. Additional content provided by these websites, which differs across the various websites, includes decorating tips, measuring information, online design centers, and gift registries, as well as a feature that allows customers to browse the related catalog online.

The CBI brands differentiate themselves by offering customers an assortment of innovative proprietary and branded home and apparel products. In many cases, CBI seeks to secure exclusive distribution rights for certain products. CBI employs in-house designers and partners with leading manufacturers and designers to aid in the development of its unique, exclusive product assortment. The CBI brands use their respective websites and e-mail marketing to promote special offers, including cross-promotions for other CBI brands. CBI believes that these affiliations enhance the awareness of the CBI brands among consumers as well as strengthen its various brands overall. CBI has also been extending its distributed commerce platform through both its experiential and more traditional retail and outlet stores, as a marketing tool to increase demand in the overall regions where the stores reside.
Human Capital
Headcount. QVC Group employed approximately 16,900 full-time and part-time employees as of December 31, 2025, which includes 9,200 employees at QxH, 6,100 employees at QVC-International, and 1,600 employees at CBI. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary staffing personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be a key factor in our workforce strategy. In addition, as described above, our Company is a party to a services agreement with LMC, however, during 2025 the Company substantially reduced certain general and administrative services provided by LMC.
Inclusion and Belonging. We remain committed to fostering an inclusive culture that ensures a sense of belonging for every team member, business partner and customer experience they offer by leveraging the backgrounds, perspectives and experiences of their team members to continuously exceed expectations and innovate for growth. We serve a broad range of customers around the world and strive to understand the lives they lead in order to deliver authentic customer experiences with meaningful curated products and broad representation across our platforms.
Team Member Engagement and Enablement. To improve and monitor team member engagement, enablement, and commitment, we have a robust continuous listening strategy that includes periodic census surveys, topical pulse surveys, and "always on" surveys throughout the year to measure team member sentiment on a wide range of topics including the Company's direction, leadership, culture, performance and rewards, and change management. The results of these surveys are used by management to improve the overall team member experience and retention, as well as to inform our approach to the Company's programs and practices. For example, based in part on feedback from team members, we have established workstreams focused on leadership competencies and development, organizational goal setting, and process rewiring for organizational effectiveness.
Health and Safety. We are committed to maintaining a safe and secure work environment and have specific safety programs and protocols in place to protect our team members. This includes administering a comprehensive occupational injury- and illness-prevention program and training for team members. In addition to offering a variety of comprehensive health benefits plans, we also offer our team members a variety of mental, emotional, and physical wellness resources through our Employee Assistance Program (EAP), among a number of other initiatives, such as greater access to telemedicine, home care help and paid time off. Where applicable, we continue to comply with country, state and local restrictions related to addressing specific health risks.
Available Information
All of our filings with the SEC, including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our website free of charge generally within 24 hours after we file such material with, or furnish it to, the SEC. Our website address is https://investors.qvcgrp.com.
Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, QVC Group, Inc., 1200 Wilson Drive, West Chester, PA, 19380. Tel. No. (484) 701-1000.
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
Risk Factor Summary
The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations
Risks Related to Chapter 11 Bankruptcy
•We intend to commence Chapter 11 reorganization proceedings under the Bankruptcy Code, which will cause our capital stock to decrease in value and will eventually render our capital stock worthless.
•We are subject to other risks and uncertainties associated with our Chapter 11 Cases.
•Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.
•Operating under the Bankruptcy Court protection for a long period of time may harm our business.
•The Plan is based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our Plan may be unsuccessful in its execution.
•Even if the Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.
•Changes to our capital structure may have a material adverse effect on existing and future debt and security holders, and will adversely impact holders of our capital stock.
•The negotiations regarding the Restructuring have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.
•Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
•Upon emergence from Chapter 11 bankruptcy, Reorganized QVC will be subject to risks related to its substantial indebtedness.
•Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court in the course of the Chapter 11 Cases.
•As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance, which may be volatile.
•In connection with the Chapter 11 Cases, we expect that our Series A common stock and Preferred Stock (as defined below) will be delisted from Nasdaq and there is no guarantee that such stock will be regularly traded on the over-the-counter markets.
•Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is possible that our common stock will be cancelled pursuant to the Plan and holders of any such common stock will receive only such distributions as set forth in the Plan, which may result in such holders being unable to recover their investments.
•Our ability to use certain tax attributes and tax basis in assets may be reduced or eliminated in connection with the implementation of the Plan, which may increase our future cash tax liabilities.
•Taxing authorities may challenge tax positions we will take with respect to the consequences of the Chapter 11 Cases and the transactions contemplated thereby and, in the event such a challenge were successful, it could result in a material current tax liability for Reorganized QVC.
•We may be subject to claims that will not be discharged in the Chapter 11 Cases.
•In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Risks Related to Our Financial Condition and Business
•There are questions about our ability to continue operating as a going concern.
•Business improvement initiatives focused on promoting business growth strategies and generating cost savings may not be successful in generating operating results in the anticipated amounts, it may take longer than expected to realize such results, or they could produce such results only for a limited period.
•The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers.
•Our net revenue and operating results depend on our ability to predict or respond to consumer preferences.

•Our long-term success depends in large part on our continued ability to attract new customers and retain existing customers and we may not be able to do that in a cost-effective manner.
•Our subsidiary QVC depends on the television distributors that carry its programming, and no assurance can be given that QVC will be able to maintain and renew its affiliation agreements on favorable terms or at all.
•The failure to maintain suitable placement for our programming or to adapt to changes in consumer behavior driven by online video distribution platforms for viewing content could adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue.
•We are subject to risks of adverse government regulation, and we may be subject to claims for representations made in connection with the sale and promotion of merchandise or for harm experienced by customers who purchase merchandise from us.
•New legislation or regulations related to corporate sustainability and varied perspectives of governmental and non-governmental organizations, stockholders and customers on sustainability issues may have a material adverse effect on our business and results of operations.
•Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.
•We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.
•QVC and HSN offer installment payment options on most of their respective merchandise. Failure to effectively manage such installment payment options could negatively impact our results of operations.
•Natural disasters, political crises, and other catastrophic events or other events outside of our control, including climate risk, may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects.
•Increases in labor costs could adversely affect our business, financial condition and results of operations.
•Impairment of our goodwill or other intangible assets could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Technology and Information Security
•Any continued or permanent inability to transmit our programming via satellite would result in lost revenue and could result in lost customers.
•Our e-commerce business could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as our inability to monetize the resulting web traffic.
•Our businesses and information systems are subject to cybersecurity risks, including cybersecurity threats and cybersecurity incidents.
•System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiary QVC and our other online commerce and catalog businesses may adversely affect our ability to, as applicable, operate our businesses, transmit our television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations.
•The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements and policies or differing views of personal privacy rights.
•Our integration and use, or the use by our competitors, of artificial intelligence and similar technology may pose risks and present challenges to our business, reputation, and results of operations.

Risks Related to our Facilities and Third-Party Suppliers and Vendors
•We rely on distribution facilities to operate our businesses, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into our operations, could have a material adverse impact on our businesses.
•We rely on independent shipping companies to deliver the products we sell.
•We depend on relationships with third party suppliers and any adverse changes in these relationships could result in a failure to meet customer expectations which could result in lost revenue.
•The unanticipated loss of certain larger vendors or the consolidation of our vendors could negatively impact our sales and profitability on a short term basis.

Risks Related to the Seasonality of Our Business and Key Personnel
•We face significant inventory risk as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand, consumer spending patterns, changes in consumer tastes with respect to our products, spoilage and other factors.
•The seasonality of certain of our businesses places increased strain on our operations.
•The success of our home television and online commerce businesses depends in large part on our ability to recruit and retain key personnel capable of executing our unique business models.

Risks Related to Economic Conditions

•Our businesses may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the United States and other countries.
•Significant developments stemming from United States and international trade policy with China, including in response to forced labor and human rights abuses in China, may adversely impact our businesses and operating results.
•Certain of our subsidiaries and business affiliates have operations outside of the United States that are subject to numerous operational and financial risks.
•Fluctuations in currency exchange rates may lead to lower revenues and earnings.
•Weak and uncertain economic conditions worldwide may reduce consumer demand for our businesses’ products and services.
•Uncertainty and increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our businesses.

Risks Related to Our Indebtedness and Common Stock
•Our subsidiary QVC has significant indebtedness and other financial obligations, which could limit its flexibility in responding to current market conditions, restrict its business activity and adversely affect our financial condition.
•QVC may not be able to generate sufficient cash to service its debt obligations.
•Credit ratings downgrades or being put on negative watch could adversely affect our liquidity, capital position, borrowing cost and access to capital markets.

Risks Related to Chapter 11 Bankruptcy

We intend to commence Chapter 11 reorganization proceedings under the Bankruptcy Code, which will cause our capital stock to decrease in value and will eventually render our capital stock worthless. The Company Parties intend to commence Chapter 11 Cases under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. Any trading in our capital stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our capital stock, as the price of our capital stock has and will continue to decrease in value and become worthless.

We are subject to other risks and uncertainties associated with our Chapter 11 Cases. Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern are subject to the risks and uncertainties associated with our Chapter 11 Cases. These risks include the following:

•our ability to consummate the Plan with respect to the Chapter 11 Cases;
•the high costs of bankruptcy cases and related fees;
•the imposition of restrictions or obligations on the Company by regulators related to the bankruptcy and emergence from Chapter 11;
•Bankruptcy Court rulings in the Chapter 11 Cases, as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases generally;
•our ability to maintain our relationships with our general unsecured creditors, suppliers, service providers, customers, employees and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to execute competitive contracts with third parties;
•our ability to attract, motivate and retain key employees;
•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•our ability to retain our current management team; and
•the actions and decisions of our stockholders, creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process. These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with our general unsecured creditors, employees, customers, vendors, suppliers, service providers and other third parties, which, in turn, could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact or timing of events that occur during our Chapter 11 Cases and the impact that those events will have on our business, financial condition and results of operations. Further, there is no certainty as to our ability to continue as a going concern.

Operating under the Bankruptcy Court protection for a long period of time may harm our business. A long period of operations under the protection of the Bankruptcy Court could have a material adverse effect on our business, financial condition, results of operations and liquidity. A prolonged period of operating under Bankruptcy Court protection may also make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships. So long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases.

Furthermore, we cannot predict the ultimate terms of settlement of the liabilities that will be subject to the Plan. Even once the Plan is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 bankruptcy.

The Plan is based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our Plan may be unsuccessful in its execution. The Plan will affect both our capital structure and the ownership, structure, and operation of our business and reflects assumptions and analyses based on our experience and perception of historical trends, current conditions, and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, the Plan relies upon financial projections developed by us with the assistance of our advisors, including with respect to fees, revenues, debt service, and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including, but not limited to, (i) our ability to maintain customers’, vendors’, suppliers’, and other third parties’ confidence in our viability as a continuing enterprise and to attract and retain sufficient business from them, (ii) our ability to retain key employees, and (iii) the overall strength and stability of general economic conditions. The failure of any of these factors could materially adversely affect the successful reorganization of our business and the value of the Company. Consequently, at this time, there can be no assurance that the results or developments that are contemplated in the Plan will occur or, even if they do occur, that they will have the anticipated effects on us or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the Plan.

Even if the Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern. Even if the Plan is consummated, we will continue to face a number of risks that are beyond our control, such as changes in economic conditions, changes in the financial markets, changes in investment values or the industry in general, changes in demand for our products and increasing expenses. Some of these risks typically become more acute when a case under the Bankruptcy Code continues for a protracted period of time without indication of how or when the transactions under a Chapter 11 plan of reorganization will close.

Further, our corporate business strategy is subject to continued development, evaluation and implementation by our management and Board. Upon the Effective Date of the Plan, the Board is expected to be reconstituted. The new directors may have different backgrounds, experiences and perspectives from those individuals who serve on the Board at the time of the commencement of the Chapter 11 Cases and, thus, may have different views on the issues that will determine our future, including our strategic plans and priorities. The Board, as reconstituted, may determine, from time to time, to implement changes in our business strategy that may affect our operations. There is, however, no guarantee that the strategic initiatives and plans, whether current or future, of the Board will be implemented in a timely manner or at all and, consequently, there is no guarantee that the operational and financial objectives of the reconstituted Board will be achieved in a timely manner or at all.

In addition, even after we emerge from bankruptcy, our having recently filed for bankruptcy could adversely affect our business and relationships with our general unsecured creditors, employees, customers, vendors, suppliers, service providers and other third parties. Due to uncertainties, many risks exist even after emergence from bankruptcy, including the following:

•the ability to attract, motivate and/or retain key executives and employees may be adversely affected;
•employees may be more easily attracted to other employment opportunities; and
•competitors may take business away from us, and our ability to retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation, and we cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future. As a result of these and other risks, we cannot guarantee that the Plan will achieve our stated goals.

Finally, even if our current debts are reduced or discharged through the Plan, we expect to have substantial indebtedness following consummation of the Plan, which may limit our operating flexibility going forward. Our indebtedness following consummation of the Plan will also subject us to certain restrictive covenants. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us and result in amounts outstanding thereunder to be immediately due and payable. If we are unable to pay amounts due under our indebtedness or to fund other liquidity needs, such as future capital expenditures or contingent liabilities as a result of adverse business developments, including expenses related to future legal proceedings and governmental investigations or decreased revenues, as well as increased pricing pressures or otherwise, we may need to raise additional funds through one or more public or private debt or equity financings or other means to fund our business after the completion of the Chapter 11 Cases. Our access to additional capital may be limited, if it is available at all, particularly in light of the recent bankruptcy proceedings. Therefore, adequate funds may not be available when needed or may not be available on favorable terms. As a result of these and other risks, we cannot guarantee that the Plan will achieve our stated goals, and, thus, we cannot assure you of our ability to continue as a going concern after our expected emergence from bankruptcy.

Changes to our capital structure may have a material adverse effect on existing and future debt and security holders, and will adversely impact holders of our capital stock. Pursuant to the Plan, our post-bankruptcy capital structure will change significantly. The reorganization of our capital structure pursuant to the Plan includes exchanges of new debt or equity securities for our existing debt and claims against us. Such new debt will be issued at different interest rates, payment schedules and maturities than our existing debt securities. There can be no guarantees regarding the success of changes to our capital structure. Holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Our existing equity securities are not expected to receive any recovery under the Plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.

The negotiations regarding the Restructuring have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition. Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on the Restructuring. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Restructuring and the Chapter 11 Cases are protracted. During the pendency of the Restructuring, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers, vendors and suppliers who may be concerned about our ongoing long-term viability.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time. We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure that cash on hand, cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash flow from operations; (iii) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction; and (iv) the cost, duration and outcome of the Chapter 11 Cases.

Upon emergence from Chapter 11 bankruptcy, Reorganized QVC will be subject to risks related to its substantial indebtedness. On the effective date of the Plan (the “Effective Date”), it is expected that Reorganized QVC will have secured indebtedness outstanding. This level of expected indebtedness and the funds required to service such debt could, among other things, make it difficult for Reorganized QVC to satisfy its obligations under such indebtedness, increasing the risk that it may default on such debt obligations. A range of economic, competitive, business, and industry factors will affect Reorganized QVC’s future financial performance and, as a result, its ability to generate cash flow from operations and to pay its debt. Many of these factors are beyond its control. If Reorganized QVC does not generate enough cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments, or seeking to raise additional capital. It cannot be assured, however, that undertaking alternative financing plans, if necessary, would be possible on commercially reasonable terms, or at all, and allow Reorganized QVC to meet its debt obligations.

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. An event of default, if not waived, could result in acceleration of the indebtedness outstanding under the applicable agreement and an event of default with respect to, and an acceleration of, the indebtedness outstanding under any other debt agreements to which we are a party. Any such accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments. In addition, any failure to make payments on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court in the course of the Chapter 11 Cases. In connection with the disclosure statement we intend to file with the Bankruptcy Court and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from the Chapter 11 Cases. Those projections were prepared solely for the purpose of the Chapter 11 Cases and have not been and will not be updated and should not be relied upon by investors. At the time of their preparation, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. We will not update the projections prepared solely for the purpose of the Chapter 11 Cases or the assumptions on which they were based after our emergence. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.
As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance, which may be volatile. During the Chapter 11 Cases, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases.

In connection with the Chapter 11 Cases, we expect that our Series A common stock and Preferred Stock (as defined below) will be delisted from Nasdaq and there is no guarantee that such stock will be regularly traded on the over-the-counter markets. In connection with the Chapter 11 Cases and in accordance with the Nasdaq Listing Rule 5550(a)(2), we expect to receive a Delisting Notice from the Nasdaq Stock Market LLC notifying us that Nasdaq Stock Market LLC has determined that our Series A common stock and our 8.0% Series A Cumulative Redeemable Preferred Stock (our “Preferred Stock”) will be delisted from the Nasdaq Capital Market and that trading of our Series A common stock and our Preferred Stock on the Nasdaq Capital Market will be suspended immediately. We also expect Nasdaq Stock Market LLC to file a Form 25 for us in connection with the delisting of our shares of our Series A common stock and our Preferred Stock from the Nasdaq Capital Market, and that our delisting will become effective ten days after the Form 25 is filed. Delisting will have an adverse effect on the liquidity of these stocks and, as a result, it is more difficult for you to sell or otherwise transact in these stocks. Delisting also reduces the number of investors willing to hold or acquire these stocks and negatively impacts our ability to access equity markets and obtain financing. In accordance with Rule 12d2-2 of the Exchange Act, the deregistration of our shares of capital stock under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25 is filed. Following the suspension of trading on the Nasdaq Capital Market, we expect our Series A common stock and Preferred Stock to be quoted on the OTCID Basic Market or another over-the-counter market. We also expect that our Series B common stock, which is currently quoted on the OTCQB Market will be moved to the OTCID Basic Market or another over-the-counter market. The over-the-counter markets are significantly more limited than the Nasdaq Capital Market, and quotation on such markets could result in a less liquid market for existing and potential holders of our stock to trade our stock and could further depress the trading price of our capital stock. There is no guarantee that our capital stock will continue to be traded on the over-the-counter markets, and accordingly, our capital stock may become illiquid. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of the common stock on this market, or whether the trading volume of the common stock will be sufficient to provide for an efficient trading market.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Pursuant to the Plan, our capital stock is expected to be cancelled without recovery, which may result in such holders being unable to recover their investments. A significant amount of our indebtedness is senior to the capital stock in our capital structure. The Plan provides that these equity interests will be cancelled and extinguished on the Effective Date upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Under the current Plan, holders of our common stock will not receive a recovery. However, even if our Plan is not approved, or the Effective Date does not occur, our currently outstanding common stock may have no value. Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.

Our ability to use certain tax attributes and tax basis in assets may be reduced or eliminated in connection with the implementation of the Plan, which may increase our future cash tax liabilities. Our ability to utilize existing tax attributes and tax basis in assets to offset future taxable income and to reduce our income tax liability may be subject to certain requirements and restrictions, including because our existing tax attributes and tax basis in assets may be subject to limitation on use in connection with the implementation of the Plan or reduction as a result of any cancellation of indebtedness income arising in connection with the implementation of the Plan. Furthermore, the implementation of the Plan may itself generate cash tax obligations independent of the loss of certain tax attributes and tax basis in assets. As such, at this time, there can be no assurance that we will have tax attributes to offset future taxable income.

Taxing authorities may challenge tax positions we will take with respect to the consequences of the Chapter 11 Cases and the transactions contemplated thereby and, in the event such a challenge were successful, it could result in a material current tax liability for Reorganized QVC. It is our position that certain deferred tax liabilities recorded on our financial statements as of December 31, 2025 will not materialize into a current tax liability because of the application of certain tax rules applicable to companies under the protection of a Bankruptcy court. While the Company believes its tax position is the correct interpretation of applicable law, there can be no guarantees, and there are no cases or other guidance beyond the applicable Treasury Regulations that directly address similar situations. Taxing authorities (including the Internal Revenue Service) therefore may disagree with this tax position. If a taxing authority were to successfully challenge this tax position, Reorganized QVC could incur a material current tax liability and significant costs in contesting or resolving any such challenge, which could adversely affect our liquidity and results from operations.

We may be subject to claims that will not be discharged in the Chapter 11 Cases. The Bankruptcy Code provides that the confirmation of a plan of reorganization may discharge a debtor from substantially all debts arising prior to the Petition Date. Although QVC Group intends to pay pre-petition unsecured claims in full, with few exceptions, all claims that arose before the Petition Date (1) are subject to compromise and/or treatment under the Plan and/or (2) could be discharged in accordance with the terms of the Plan. The Bankruptcy Code excepts certain pre-petition claims from discharge for corporate debtors, including certain debts owed to governmental entities obtained by, among other things, false representations or actual fraud. Any claims not ultimately discharged through the Plan could be asserted against the reorganized entities and may have an adverse effect on their financial condition and results of operations on a post-reorganization basis.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code. Although our intention is to reorganize under Chapter 11 of the Bankruptcy Code and emerge as a going concern, under certain limited circumstances, and upon a showing of cause, the Bankruptcy Court could convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. We do not believe that any such cause exists or is likely to arise, and we remain committed to pursuing our reorganization through the Chapter 11 process. However, in the unlikely event that such a conversion were to occur, a Chapter 7 trustee would be appointed or elected to liquidate our assets and the assets of our subsidiaries for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Risks Related to Our Financial Condition and Business
There are questions about our ability to continue operating as a going concern. As a result of the upcoming scheduled maturity of the Credit Facility on October 27, 2026 and the Chapter 11 Cases, there is substantial doubt about our ability to continue as a going concern. Absent the restructuring contemplated by the Chapter 11 Cases and the Plan, as of December 31, 2025, QVC’s net leverage ratio, as calculated under the Credit Facility, was greater than 4.5 to 1.0, which constitutes a breach of the financial covenant under the Credit Facility. Without a waiver under the Fifth Amended and Restated Credit Agreement, the lenders would have (absent the Automatic Stay) the right, but not the obligation, to accelerate the loans and demand repayment from QVC for noncompliance with the net leverage ratio debt covenant; however such acceleration cannot occur until certain conditions are satisfied, including the expiration of a cure period during which QVC may take remedial action to cure the breach. Additionally, under the indentures governing the senior secured notes, a default under the Credit Facility would constitute an event of default under the indentures, and would trigger the right, but not the obligation, of the noteholders to accelerate the senior secured notes and demand repayment if (i) the Credit Facility has been accelerated, (ii) there is a payment default under the Credit Facility or (iii) there is a foreclosure on collateral securing the Credit Facility. As of December 31, 2025, the Borrowers’ outstanding debt balance under the Credit Facility and senior secured notes of $5,046 million was classified as a current liability. Therefore, our ability to continue as a going concern will depend on a successful restructuring of our debt in the Chapter 11 Cases pursuant to the Plan. We are also focused on operational improvements. However, there can be no assurance that we will be able to successfully emerge from the Chapter 11 Cases, in which case we would be forced to cease operations, which would be detrimental to our stockholders’ investment in us.

Business improvement initiatives focused on promoting business growth strategies and generating cost savings may not be successful in generating operating results in the anticipated amounts, it may take longer than expected to realize such results, or they could produce such results for only for a limited period. QVC Group has implemented, and in the future will continue to implement, business improvement initiatives focused on promoting business growth strategies and generating cost savings. However, these initiatives require us to incur additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with these initiatives. For example, in 2025, the Company consolidated its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus and reorganized teams across the Company as part of the WIN strategy, which could adversely impact our financial results prior to the realization of the expected benefits associated with these initiatives. These initiatives could also divert the attention of management and cause disruptions in the Company’s business, which could have an adverse impact on the business and financial results. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed or achieved for only a limited period. These factors or future developments could include the incurrence of higher than expected costs or delays in workforce reduction measures, actual savings differing from anticipated cost savings, anticipated benefits from business improvement initiatives not materializing and disruptions to normal operations or other unintended adverse impacts resulting from the initiatives.
The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers. We operate in a rapidly evolving and highly competitive retail business environment. Although QVC is one of the nation’s largest home shopping networks, it has numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, e-commerce retailers, direct marketing retailers, wholesale clubs, discount retailers and infomercial retailers. In addition, QVC competes with other televised shopping retailers, such as ShopHQ and JTV (Jewelry Television) in the U.S., Jupiter Shop Channel in Japan, HSE in Germany, TJC, Ideal World,

Gems TV, Must Have Ideas TV, and JML Direct in the U.K, livestream shopping retailers and platforms, and mail-order and catalog companies. QVC also competes for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Similarly, CBI competes with e-commerce businesses such as Amazon.com, Inc. and Alibaba Group, the e-commerce platforms of traditional retailers such as Target Corporation and Wal-Mart Stores, Inc., and online marketplaces such as eBay Inc. CBI also competes with other mail-order and catalog companies. Competition is characterized by many factors, including assortment, advertising, price, quality, services, accessibility, the attractiveness and ease of use of digital platforms, cost and speed of options for delivery, reputation and credit availability, as well as the financial, technical and marketing expertise of competitors. For example, many of our businesses’ competitors have greater resources, longer histories, more customers and greater brand recognition than our businesses do, and competitors may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Such business combinations or alliances may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. This may cause QVC’s customers to elect to purchase products from a competitor that they would have historically purchased from QVC, resulting in less revenue to QVC. If we do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.

    Although we sell a variety of exclusive products, one of the most significant challenges our subsidiaries and business affiliates face is competition on the basis of price. Price is of great importance to most customers, and price transparency and comparability continues to increase, particularly as a result of digital technology. The ability of consumers to compare prices on a real-time basis puts additional pressure on our subsidiaries and business affiliates to maintain competitive prices. Additionally, as a result of inflationary pressures currently being experienced in many markets, our cost to obtain, import and deliver the products we sell has increased, which has required us to charge consumers more for those products, or reduce our margin on those products, or both. These price increases may result in us being unable to maintain competitive prices with other retailers.
In addition, many retailers, especially online retailers with whom we compete, are currently offering customers more competitive shipping and returns terms, including faster delivery and free or discounted shipping and returns. As a result of these practices, our subsidiaries and business affiliates may experience further competitive pressures to attract customers and/or to change their shipping and returns programs in order to retain existing customers. Our ability to be competitive on delivery times and shipping costs depends on many factors, and our failure to successfully manage these factors and offer competitive shipping terms could negatively impact the demand for our products and our profit margins. Our inability to compete effectively with regard to the assortment, product price, shipping terms, shipping pricing or free shipping and quality of the merchandise we offer for sale or to keep pace with competitors in our marketing, service, location, reputation, credit availability and technologies, could have a material adverse effect.
Our net revenue and operating results depend on our ability to predict or respond to consumer preferences. Our net revenue and operating results depend, in part, on our ability to predict or respond to changes in consumer preferences and fashion trends in a timely manner. We develop new retail concepts and continuously adjust our product mix in an effort to satisfy customer demands. Consumer preferences may be affected by many factors outside of our control, including responses of competitors and general economic conditions. Any sustained failure by us to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse effect on our relationship with our customers and the demand for the products we sell.
Our long-term success depends in large part on our continued ability to attract new customers and retain existing customers and we may not be able to do that in a cost-effective manner. In an effort to attract and retain customers, we engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources, particularly in the case of the production and distribution of our television programming, digital content (including through streaming and social media), and digital marketing. We have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in our continuing efforts to increasingly engage customers through online digital marketing and to personalizing our customers’ shopping experience. These initiatives, however, may not resonate with existing customers or consumers generally or may not be as cost-effective as traditional television advertising. In addition, costs associated with the production and distribution of our television programming and digital content and costs associated with digital marketing, including marketing on third-party platforms such as TikTok, Alphabet, Meta, Roku and Amazon Fire, have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue.

We depend on the television distributors that carry our programming, and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all. In the U.S., we currently distribute our programming through affiliation or transmission agreements with many television service providers, including, but not limited to, Comcast, DIRECTV, Charter, DISH, Verizon and Cox. Internationally, we currently distribute our programming through providers such as Vodafone TV Connect and Vodafone GigaTV, Freenet TV, SES ASTRAS.A., Telekom Magtenta TV, PYUR, kabel plus, A1 Xplore TV, Jupiter Telecommunications, JCOM Co., Ltd., BS Nippon Corporation, The Sky Perfect JSAT Group, World Hi-Vision Channel, Inc., CS-TBS, Inc., Sky UK, Freesat, Freeview Virgin Media, Elettronica Industriale S.p.A., Tivu Ttivusat and Sky Italia. The majority of our affiliation agreements with our distributors are scheduled to expire between 2026 and 2029 unless renewed prior to the applicable expiration.
As part of normal course renewal discussions, occasionally we have disagreements with our distributors over the terms of carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of our programming to a material portion of our television households may adversely affect our growth, net revenue and earnings.
The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. We do not have distribution agreements with some of the cable operators that carry our programming. In total, QVC currently provides programming without affiliation agreements to distributors representing approximately 4% of our QVC U.S. distribution, and approximately 0.5% of our HSN cable television distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with such distributors have passed.
We may be unable to obtain renewals with our current distributors on acceptable terms, if at all. We may also be unable to successfully negotiate affiliation agreements with new or existing distributors to carry our programming and no assurance can be given that we will be successful in negotiating renewals with these distributors or that the financial and other terms of these renewals will be acceptable. Although we consider our current levels of distribution without written agreement to be ordinary course, the failure to successfully renew or negotiate new affiliation agreements covering a material portion of television households could result in a discontinuation of carriage that may adversely affect our viewership, growth, net revenue and earnings.
The failure to maintain suitable placement for our programming, to adapt to changes in consumer behavior driven by online video distribution platforms for viewing content or achieve success in our social media and digital streaming efforts could adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue. We are dependent upon the continued ability of our programming to compete for viewers. Effectively competing for television viewers is dependent, in substantial part, on our ability to negotiate and maintain placement of our programming in a favorable channel position, such as in a basic tier or within a general entertainment or general broadcasting tier. Less favorable channel position for our programming, such as placement adjacent to programming that does not complement our programming, a position next to our televised home shopping competitors or isolation in a "shopping" tier or lack of high-definition formatted presentation could adversely affect our ability to attract television viewers to our programming. Viewership of our programming is also dependent on consumer behavior.
Changes in consumer behavior driven by online video distribution platforms for viewing content may have an adverse impact on our business. Distribution platforms for viewing content over the internet have been, and will likely continue to be, developed that further increase the competition for viewers of programming. These distribution platforms are driving changes in consumer behavior as consumers seek more control over when, where and how they consume content.
Consumers are increasingly turning to online sources, including social media and digital streaming, for viewing content, which has and likely will continue to reduce the number of viewers of our television programming. Although we have attempted to adapt our offerings to changing consumer behaviors, virtual multichannel video providers, online video distributors and programming networks providing their content directly to consumers over the internet rather than through traditional television services continue to emerge, gain consumer acceptance and disrupt traditional television distribution services, which we rely on for the distribution of our television programming.

The increasing number of companies offering streaming services, including some with exclusive high-quality original video programming, as well as programming networks offering content directly to consumers over the internet, has increased the number of entertainment choices available to consumers, which has intensified audience fragmentation. The increase in entertainment choices adversely affects the viewership of our programming. Although we have secured the placement of our streaming service and primary channels on major streaming platforms (such as Samsung, Roku, Amazon, Vizio and LG), we face the risk that we may be unable to maintain our current placements, obtain new placements as new platforms develop or optimize consumer discovery.
Our future success will depend, in part, on the success of our efforts in social media and digital streaming and our ability to anticipate and adapt to technological changes and to offer elements of our programming via new technologies in a cost-effective manner that meet customer demands and evolving industry standards. Our failure to effectively anticipate or adapt to emerging technologies or competitors or changes in consumer behavior, including among younger consumers, could have an adverse effect on our competitive position, businesses and results of operations.
We are subject to risks of adverse government regulation, and we may be subject to claims for representations made in connection with the sale and promotion of merchandise or for harm experienced by customers who purchase merchandise from us. We market and provide a broad range of merchandise through television shopping programs, digital content (including through streaming and social media), and, to an increasing extent, digital marketing. As a result, our businesses are subject to a wide variety of laws, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in e-commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts and data privacy laws related to customer information and shopping habits. See Item 1. “Business – Government regulation” for further discussions of regulations to which we are subject. Additionally, we accept payments for our products using a variety of methods. For existing and future payment options we offer to our customers, we currently are subject to, and may become subject to additional, regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payment products). The failure by our businesses to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings by governmental agencies and/or consumers, which could adversely affect our businesses, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to our businesses could decrease demand for our businesses’ products and services, increase costs and/or subject our businesses to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws, such as requirements to disclose efforts to identify the origin and existence of certain “conflict minerals” or abusive labor practices in portions of our supply chains, could increase the cost of doing business, adversely affecting our results of operations. In addition, certain of these regulations impact the marketing efforts of our businesses and their brands.
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
In addition, programming services, cable television systems, the internet, telephony services and satellite service providers are subject to varying degrees of regulation in the U.S. by the FCC and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to the products and services of our subsidiaries and certain of our business affiliates sold via the internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by our subsidiaries and certain of our business affiliates, which could have a material adverse effect on our businesses. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, most foreign countries in which our subsidiaries or business affiliates have, or may in the future make, an investment, regulate, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and the internet.
In 2000, QVC became subject to a consent decree issued by the FTC barring it from making certain deceptive claims for dietary supplements and specified products related to the common cold, pneumonia, hay fever and allergies. QVC also became subject to an expanded consent decree issued by the FTC in 2009 that terminates on the later of May 26, 2029, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this expanded consent decree, QVC is prohibited from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless it has competent and reliable scientific evidence to substantiate such claims. Violation of the QVC consent decree may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities.
In October 2023, HSN entered into a settlement agreement with the CPSC in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claims that HSN allegedly failed to timely submit a report under the CPSA in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. As part of that program, during September and October 2025, HSN conducted the second of three annual internal audits of the effectiveness of our policies, procedures, systems and training related to CPSA compliance. HSN also submitted the second of three annual reports to the CPSC’s Office of Compliance, Division of Enforcement and Litigation, on December 19, 2025. HSN continues to institute annual training for all QVCG team members in the U.S. to ensure comprehensive understanding of CPSA compliance. In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter. QVC and HSN have cooperated (and intend to continue cooperating) fully with this investigation, and at this time, we are unable to predict the eventual scope, duration or outcome of this investigation, nor are we able to reasonably estimate any range of probable loss.
Violation of these consent decrees and settlement agreements may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining these businesses from engaging in prohibited activities. Further material changes in the law and increased regulatory requirements must be anticipated, and there can be no assurance that our businesses and/or any of our assets will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.
Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties. We use third-party social media platforms as, among other things, selling and marketing tools. Many of our businesses’ products are endorsed by celebrities, designers and other well-known personalities and influencers, and in the case of QVC, often join QVC’s presenters on its live programming and provide lead-in publicity on their own social media pages, websites and other customer touchpoints. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, our businesses must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If our businesses are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer.
Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, they can be subject to disruptions or bans for reasons beyond our control. For example, lawmakers in the U.S., Europe and Canada have recently escalated efforts to restrict access to TikTok. On April 24, 2024, a bill was signed to either force a sale of TikTok by its Chinese owner, ByteDance, or institute a ban on the app in the U.S. The original deadline for a sale or a shutdown of operations was January 19, 2025, and although the deadline was extended, TikTok experienced a temporary shutdown of its operations. Although a deal for the sale of TikTok’s U.S. operations has now been announced, there can be no guarantee that lawmakers may not enact further legislation in respect of this or other platforms in the future. Individual states, governmental bodies and institutions have also voiced concerns that TikTok poses a national security threat and have pursued similar prohibitions. The failure by us, our employees, or our network of celebrities, designers and other well-known personalities and influencers to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, litigation, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser.
Although we require the influencers we retain to agree to comply with their terms and conditions, as well as applicable laws, regulations, guidelines, and other requirements applicable to the activities of our influencers, we do not specifically prescribe what our influencers post. Other influencers who make claims or statements about their products may be subject to terms and conditions of social media platforms instead of our terms and conditions, even if such influencers receive commissions from us. In some cases, we may ask an influencer to edit or remove unsubstantiated claims or statements that could be misleading to our consumers. However, if we were held responsible for the content of their posts or their actions or for the content or actions of other influencers, we could be fined or forced to alter our practices, which could have an adverse impact on our business.
Negative commentary regarding us, their products or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships, or who otherwise promote our products through a separate relationship with a social media platform, could engage in behavior or use their platforms to communicate directly with customers in a manner that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us and our businesses. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Certain brands and retailers have become subject to boycott and faced negative media attention for marketing campaigns or actions of influencers that are amplified by social media and there is no guarantee that we will not face such retail boycotts or negative media attention in the future. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.
Legislation or regulations related to corporate sustainability and varied perspectives of governmental and non-governmental organizations, stockholders and customers on sustainability issues may have a material adverse effect on our business and results of operations. Supranational, national, state and local governments, as well as some of our customers, investors, employees, business affiliates and other stakeholders continue to focus on non-financial performance measures and policies relating to sustainability as they pertain to our business, such as climate risks, environmental stewardship, water use, social responsibility, responsible sourcing, sustainable packaging and product stewardship, supply chain practices, animal health and welfare, human rights in our supply chain and human capital management in our operations. Global interest on sustainability matters has resulted in new domestic and international legislation or regulations and growing customer expectations relating to reporting on greenhouse gas emissions, supply chain due diligence, sustainable packaging and product stewardship, including the regulation of plastics and packaging, responsible sourcing and other sustainability matters. Such regulatory developments and stakeholders’ expectations could negatively affect us as we have incurred, and will likely continue to incur additional costs or be required to make changes to our operations in order to comply with these new regulations or result in loss of business if our reporting does not satisfy customer expectations. The domestic and international jurisdictions in which we operate are following different approaches to the regulation of climate change and other sustainability matters, including corporate sustainability reporting, packaging, responsible sourcing and supply chain practices, which approaches increase the complexity of, and potential cost related to complying with, such regulations.
Legislation or regulations that impose, or could potentially impose restrictions, caps, taxes or other controls on energy use, packaging and waste, sustainable value chain and sourcing practices, animal health and welfare and water use may have a material adverse effect on our results of operations. Such restrictions may also increase the operating costs of our various vendors, which in turn could increase our cost of doing business or impact our revenues, and if we fail to comply with such regulations, we could be subject to fines, enforcement actions or litigation and experience reputational damage.
Additionally, if our various vendors are unable or unwilling to comply with providing us the necessary greenhouse gas, social or other information or packaging, responsible sourcing and waste data required by legislative or regulatory actions, we could be subject to regulatory actions if we are found to not have satisfied such regulatory requirements, and our associated cost of disclosure, our overall financial results as a result of strained relationships with our customers and vendors, or our reputation may be materially adversely affected. In addition, our revenues could decrease if we are unable to meet customer sustainability requirements or competitive pressures to source products that are, or are perceived as, sustainable. These additional costs, changes in operations or loss of revenues may have a material adverse effect on our business and results of operations.
Additionally, our failure or perceived failure to meet our sustainability goals and targets, or our failure or perceived failure to meet regulatory requirements or the expectations of non-governmental organizations, investors, employees, business affiliates, customers or other stakeholders could lead to fines, litigation, loss of business relationships, decreased customer loyalty, reputational damage, reduced demand for our products and other negative impacts on our business and operations.
We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties. We regard our intellectual property rights, including service marks, trademarks, patents and domain names, copyrights (including our programming and our websites), trade secrets and similar intellectual property, as important to our success. Our businesses also rely heavily upon software codes, informational databases and other components that make up our products and services. From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the tradenames, patents, copyrights and other intellectual property rights of third parties. In addition, litigation may be necessary to enforce the intellectual property rights of these businesses, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Our failure to protect our intellectual property rights, particularly our proprietary brands, in a meaningful manner or third party challenges to related contractual rights could result in erosion of brand names and limit the our ability to control marketing on or through the internet using our various domain names, which could adversely affect our business, financial condition and results of operations.
QVC and HSN offer their installment payment option on most of their merchandise and, in certain circumstances offer it as the default payment option. Failure to effectively manage our installment sales plans and revolving credit card programs as applicable, could negatively impact our results of operations. QVC offers an installment payment option in all of its markets other than Japan, which is available on certain merchandise we sell. This installment payment option is called “Easy-Pay” at QVC U.S. and in the U.K., “Q-Pay” in Germany and Italy, and “Flex-Pay” at HSN. QVC’s installment payment option is currently offered on most of its merchandise and for QVC U.S. website and mobile sales, is set as the default payment option on all products on which it is offered. Full payment for merchandise at the time of sale would require the customer to affirmatively change to that option. QVC’s installment payment option, when offered, allows customers to pay for certain merchandise in multiple interest-free monthly installments. When the installment payment option is offered by QVC U.S. and QVC International and elected by the customer (or if the customer inadvertently purchases merchandise using the installment payment option because it was the default payment option), the first installment is typically billed to the customer’s credit or debit card upon shipment. Generally, the customer’s credit or debit card is subsequently billed in additional monthly installments until the total purchase price of the products has been billed. We cannot predict whether customers will pay their installments when due or at all, regardless of whether the customer would have preferred to pay in one lump-sum but did not opt out of the installment payment option. Accordingly, we maintain an allowance for customer credit losses arising from these late and unpaid installments. This provision for customer credit loss is provided as a percentage of accounts receivable based on QVC’s historical experience in the period of sale and is included within selling, general and administrative expense (“SG&A”). To the extent that customers elect installment payment options at greater rates, or to the extent the number of customers failing to opt out of the default installment payment option increases, we would be required to maintain a greater allowance for customer credit loss and to the extent that installment payment option losses exceed historical levels, our results of operations may be negatively impacted.
Most major retailers either directly or through third parties offer some form of Buy Now Pay Later (“BNPL”) financing arrangements, typically through a digital user account, which allow the customer to access credit on a repeated basis. Previously, in the U.S., the Consumer Financial Protection Bureau (the “CFPB”) indicated that these BNPL financing arrangements meet the criteria for credit card providers under the Truth in Lending Act (“TILA”). However, QVC and HSN do not utilize digital user accounts for either Easy Pay or FlexPay, and therefore have taken the position that CFPB’s interpretive rule does not apply to our practices. In addition, in 2025, the CFPB announced that it would not prioritize enforcement actions taken on the basis of these BNPL financing arrangements, and is contemplating appropriate actions to rescind this interpretive rule. Easy Pay and FlexPay are available to any qualified consumer who is purchasing from QVC and HSN, with or without a QVC or HSN customer account, and offered on a one-time basis that does not enable a consumer to access future credit. Although we believe this most recent guidance, so long as it remains in effect, does not impact our practices in the U.S., we cannot predict future scrutiny by the CFPB or by regulators in non-U.S.

jurisdictions or changes to existing laws and regulations or their interpretation, or the adoption of new laws or regulations, which could require mandatory changes to our installment payment options in any of the markets in which we operate. Implementing these changes may increase our costs to maintain our installment payment options and may make our installment payment options less desirable to our customers which could lead to a decline in sales; additionally, failure to comply with these laws and regulations could result in the imposition of fines and penalties, any of which could have an adverse effect on our results of operations.
In addition, QxH has agreements with a large consumer financial institution (the “Bank”) pursuant to which the Bank provides revolving credit directly to U.S. customers for the sole purpose of purchasing merchandise from QVC with a private label credit card (for QVC U.S. the “Q Card” and for HSN the “HSN Credit Card”). We cannot predict the extent to which QVC’s customers will use the Q Card or the HSN Credit Card, nor the extent that they will make payments on their outstanding balances, especially during periods of high economic uncertainty or in response to inflationary pressures. As QxH receives a portion of the net economics from the credit card program, the ability of customers to make payments on their outstanding balances due to circumstances related to economic uncertainty or inflationary pressures could result in reduced private label credit card income to QxH from the Bank. Additionally, future legislation, executive orders or regulatory actions by the CFPB, FTC or other federal or state regulators may limit credit card interest rates or penalty fees, which could also result in reduced private label credit card income to QxH from the Bank.
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
Natural disasters, political crises, and other catastrophic events or other events outside of our control, including climate risk, may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects. Our corporate headquarters and operations center are located in West Chester, Pennsylvania, and we also operate country headquarters and administrative offices, distribution centers and contact centers worldwide. If any of these facilities or the facilities of our businesses’ vendors or third-party service providers are affected by natural disasters (such as fires, earthquakes, hurricanes, tsunamis, power shortages or outages, floods or monsoons), public health crises, political crises (such as terrorism, war, geopolitical tension, political instability, insurrections or other conflict), or other events outside of our businesses’ control, including climate risk, our businesses, financial condition and results of operations could be materially adversely affected. Although our businesses maintain property, general liability and business interruption insurance coverage, it may not be applicable to, or sufficient to cover, all claims, costs, and damages. In December 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina, during which one contractor lost his life. Rocky Mount was QVC’s second-largest fulfillment center processing 25% to 30% of volume for QVC U.S. and also served as QVC U.S.’s primary returns center for hard goods. Inbound deliveries and customer returns that were previously sent to the Rocky Mount facility are now routed through other distribution facilities within QVC’s distribution network and to third-party logistic service providers.
Climate risk may also have indirect effects on our businesses by increasing the cost of, or making unavailable, property insurance on terms we find acceptable. To the extent that significant changes in the climate occur in areas where our properties are located, we may experience more frequent extreme weather events, which may result in physical damage to our or our third parties’ facilities and may adversely affect our businesses, results of operations and financial condition.
The COVID-19 pandemic resulted in significant disruption to the global economy, including to our capital and liquidity, decreases in the disposable income of existing and potential new customers, heightened inflation, increased currency volatility resulting in adverse currency rate fluctuations and higher interest rates, and negatively impacted us and our operations, including as a result of a range of negative effects on our supply chain due to factory closures, shipping and trucking delays and labor shortages, as well as product shortages, which resulted in material negative impacts to our financial results.
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
For example, for the year ended December 31, 2025, the Company identified impairments for the QxH reporting unit, including goodwill and the QVC and HSN tradenames, and the CBI reporting unit's goodwill. As previously reported in the year ended December 31, 2024, we recorded an impairment for the QxH reporting unit including goodwill and the QVC and HSN tradenames. As previously reported during the year ended December 31, 2023, we recorded an impairment for the QxH reporting unit related to goodwill.
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
Risks Related to Technology and Information Security

Any continued or permanent inability to transmit our programming via satellite would result in lost revenue and could result in lost customers. We continue to utilize geo-stationary orbital satellites for the transmission of our television programming signals to our video programming distributors which rely upon satellite earth stations for their operations. Our success is dependent upon our continued ability to transmit our television programming signals to video programming service providers from our satellite uplink facilities, and for our distributors to continue to receive our programming at their satellite earth station downlink facilities. These transmissions are subject to FCC regulation and compliance with U.S. and foreign regulatory requirements in our international operations. In most cases, QVC has entered into long-term satellite transponder leases to provide for continued carriage of its programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying its programming. Although we believe that we take reasonable and customary measures to ensure continued satellite transmission capability and that these international transponder service agreements can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if we are not able to successfully negotiate renewals or replacements of any of our expiring transponder service agreements in the future.
In order to free up additional spectrum for the provision of next generation commercial wireless broadband services, commonly referred to as 5G and 6G, and other new and emerging terrestrial purposes, the FCC has commenced and is in the process of completing, a rulemaking proceeding that is expected to reallocate for 5G and 6G and other terrestrial purposes 100 MHz (and up to 180 MHz) in the 3.98 to 4.2 GHz (“Upper C-Band”) spectrum, which is currently used for the delivery of our programming to the satellite earth stations of certain of our distributors. Our commercial agreements with satellite operators to host satellite operations and deliver programing provide for full C-Band coverage during the term of the agreement. However, depending on the reallocation parameters adopted by the FCC, there could be an impact on our ability to deliver programming to our distributors without interruption and in a cost-effective manner.
Our e-commerce businesses could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as their inability to monetize the resulting web traffic. The success of our e-commerce business and our online marketing efforts depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from various digital marketing channels that charge a fee. Third-party digital platforms, such as Google and Facebook, frequently update and change the logic that determines the placement and display of results of a user’s search, or advertiser content, such that the purchased or algorithmic placement of advertisements or links to the websites of our e-commerce business can be negatively affected. If a major search engine or third-party digital platform changes its algorithms in a manner that negatively affects our paid advertisement distribution or unpaid search ranking, the business and financial performance of our e-commerce business would be adversely affected, potentially to a material extent. Additionally, mobile application distribution platforms, such as Apple’s App Store and the Amazon Appstore for Android, may require that third party digital platforms and e-commerce companies present users with an option where the user chooses to opt-in or opt-out of tracking technology used by these third party digital platforms or included in mobile applications. To the extent that users opt-out of tracking technology used by third party digital platforms on which we advertise or users of our applications opt-out of tracking technology included in our applications, our ability to monitor and improve customer experience and track the effectiveness of our digital marketing strategies would be adversely impacted. Furthermore, our failure to successfully manage our digital marketing strategies could result in a substantial decrease in traffic to our website, as well as increase costs if we were to replace free traffic with paid traffic. Even if our e-commerce business is successful in generating a high level of website traffic, no assurance can be given that our e-commerce business will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on our site. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. Globally, the cost of digital marketing has increased significantly and no assurance can be given that the fees we pay to third-party digital platforms will not exceed the revenue generated by our visitors. The increasing costs of digital marketing may require that we find more cost-effective ways of reaching and retaining consumers, such as through the use of social media and influencers, which may not be as effective as the current methods of digital marketing. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our e-commerce business and, as a result, adversely affect our financial results.
Our e-commerce business may experience difficulty in the ongoing development, implementation and customer acceptance of applications for personal electronic devices, which could harm our business. Although our e-commerce business has developed services and applications to address user and consumer interaction with website content on personal electronic devices, such as smartphones and tablets, the ways in which consumers use or rely on these personal electronic devices is continually changing. If the services or applications we develop in response to changes in consumer behavior are defective, unstable or viewed as ineffective by consumers, our e-commerce business may experience difficulty attracting and retaining traffic on these platforms. Any failure to attract and retain traffic on these personal electronic devices could materially adversely affect the financial performance of our e-commerce business and, as a result, adversely affect our financial results. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our e-commerce business offering for use on these alternative devices, and our e-commerce business may need to devote significant resources to the creation, support, and maintenance of their services on such devices.
Our businesses and information systems are subject to cybersecurity risks, including cybersecurity threats and cybersecurity incidents. Through our operations, sales, marketing activities, and use of third-party information, we collect and store certain non-public personal information that customers provide to purchase products, enroll in promotional programs, register on websites, or otherwise communicate with us. This may include demographic information, phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. We also gather and retain information about employees and job applications in the normal course of business. We may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of our business. In addition, our online operations depend upon the transmission of confidential information over the internet, such as information permitting cashless payments. Like many e-commerce companies, we frequently encounter unauthorized parties attempting to gain access to our or our vendors’ information systems by, among other things, hacking those systems, through fraud or other means of deceiving our employees or vendors, or burglaries. We also face cybersecurity risks from errors by our or our vendors’ employees, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in disruption of services or persons obtaining unauthorized access to our company’s data. For example, third party service providers, such as telecommunications and cloud services providers, have been subject to increasing cyberattacks from state-sponsored threat actors that could materially impact our information systems and operations. Additionally, as a result of the increased number of employees working on a hybrid schedule, we and our partners may be more vulnerable to cybersecurity incidents and attacks and other security threats, including attempts by certain persons to obtain employment using falsified identities with our company or with third parties who provide goods and services to our company. The techniques used to gain access to our or our vendors’ computer systems, data or customer information, disable or degrade service, or sabotage systems are constantly evolving and continue to become more sophisticated and targeted, may be difficult to detect quickly, and often are not recognized until launched against a target. Further, the use of AI and machine learning by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our suppliers, vendors and other service providers.
Increasingly, unauthorized parties are exploiting access they gain to third party vendors to target companies that do business with these vendors, which may include third party vendors with whom we do business. We have implemented measures and processes intended to secure our computer systems and prevent disruptions in services or unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cybersecurity threats or cybersecurity incidents, information system compromises or misuses of data. Although we have not detected a material security breach or other cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. Any disruptions of our information systems or misappropriation or misuse of customer, employee or other personal information, whether at our company or any of our vendors, could cause interruptions in the operations of our business and subject us to increased costs, fines, litigation, regulatory actions and other liabilities. Security breaches and other cybersecurity incidents could also significantly damage our reputation with consumers and third parties with whom we do business, which could result in lost sales and customer and vendor attrition. We continue to invest in new and emerging technology and other solutions to protect our retail commerce websites, mobile commerce applications and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. If we are unable to maintain the security of our retail commerce websites and mobile commerce applications, we could suffer loss of sales, reductions in traffic, damage to our reputation, loss of consumer confidence, diversion of management attention, and deterioration of our competitive position and incur liability for any damage to customers whose personal information is accessed without authorization or claims, investigation, penalties and fines imposed by governmental regulators. We may be required to expend significant additional capital and other resources to protect against and remedy any potential or existing security breaches and their consequences, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. We also face similar risks associated with security breaches and other cybersecurity incidents affecting third parties with which we are affiliated or otherwise conduct business.
System interruption and the lack of integration and redundancy in the systems and infrastructures of our subsidiary QVC and our other online commerce and catalog businesses may adversely affect our ability to, as applicable, operate our businesses, transmit our television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Our success depends, in part, on our ability to maintain the integrity of our transmissions, systems and infrastructures, including the transmission of our television programs, as well as our websites, information and related systems, contact centers and fulfillment facilities. We may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent us from transmitting our signal or efficiently providing services or fulfilling orders. We rely on legacy systems that are often difficult to update and maintain. As a result, we maintain an ongoing process of implementing new technology systems and upgrading others. Our failure to properly implement new systems or delays in implementing new systems or failing to integrate new systems with our legacy systems could impair our ability to provide services, fulfill orders and/or process transactions. We also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of our signals, as well as to facilitate, process and fulfill transactions. Such service providers, including telecommunications and cloud services providers, have been subject to increasing cyberattacks from state-sponsored threat actors that could materially impact our information systems and operations. Any interruptions, outages or delays in our signal transmissions, systems and infrastructures, our business, our affiliates and/or third parties, or deterioration in the performance of these transmissions, systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, public health crises (such as pandemics and epidemics), acts of war or terrorism, geopolitical tension, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time.

Any of these events could cause transmission or system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. While we have backup systems for many aspects of our operations, our systems are not fully redundant and disaster recovery planning is not sufficient for all possible scenarios. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.
The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements and policies or differing views of personal privacy rights. In the processing of consumer transactions and managing our employees, our business receives, transmits and stores a large volume of personal identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personal identifiable information and user data. Specifically, personal identifiable information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in 2015 invalidated the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The E.U.-U.S. Privacy Shield, which replaced the U.S.-EU Safe Harbor Framework, and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of SCCs - another key mechanism to allow data transfers between the U.S. and the E.U.
The European Commission adopted revised SCCs on June 4, 2021. In March 2022, the U.S. and the European Commission announced a new DPF to replace the E.U.-U.S. Privacy Shield. On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF and the E.U. formally adopted the adequacy decision on July 10, 2023. The U.S. and the E.U. implemented the DPF in July 2023. Further, the GDPR, which became effective in 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. The E.U.’s proposed ePrivacy Regulation, which, among other things, would have adopted additional regulation of “cookies” and other internet tracking tools, was withdrawn in 2025. The E.U. has proposed the E.U. Digital Simplification Package, referred to as the “Digital Omnibus,” to consolidate and streamline the E.U.’s digital regulations. Following the U.K.’s withdrawal from the E.U. (“Brexit”), on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area. As a result, personal data transfers from the E.U. to the U.K. may continue without a new data transfer framework.
California has enacted the CCPA, which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued draft implementing regulations and guidance regarding the CCPA and undertook enforcement actions in 2024 regarding violations of the law. In November 2020, California voters approved the CPRA, which amends and expands the CCPA and establishes the California Privacy Protection Agency (“CPPA”) to implement and enforce consumer privacy laws. Regulations under the CPRA became effective in February 2024. The CPPA also finalized new regulations in September 2025 that will require certain companies to conduct annual cybersecurity audits; these audits are due starting April 1, 2028, April 1, 2029 and April 1, 2030 depending on the revenues and amount of personal information collected by the business. In addition, starting January 1, 2026, covered businesses must conduct risk assessments involving certain kinds of processing that pose a significant risk to consumers and set up notice and opt-out and access procedures for the use of automated decision-making technology in connection with certain kinds of significant decisions involving consumers. In 2025, the FTC amended regulations promulgated under COPPA to further regulate the use and disclosure of children’s personal information from websites. These proposed new requirements could increase our costs of compliance and impact our operations and the products and services we offer.
Since the enactment of the CCPA, a substantial minority of additional states have enacted comprehensive privacy legislation, and other states continue to consider adopting such comprehensive privacy legislation. In addition to broad consumer privacy laws, states are enacting and may continue to enact sectoral-specific privacy laws focused on health data, data about people under the age of 18, biometric data, the use of algorithms by organizations, and other matters. In addition to the increasing adoption of privacy laws by governments, other platforms where we operate (including social media platforms) may have separate policies that limit our use of personal information that we collect through our operations on such platforms, either now or in the future. Private litigants are also using federal and state laws to pursue litigation related to the use of personal data, video content, chat tools and other communication tools, and trackers commonly used by organizations in the operation of consumer-facing websites and applications. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or changes in the policies of third party platforms where we conduct business, or any compromise of security that results in the unauthorized release of personal identifiable information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers and/or result in limits on our use of personal information we use in the operation of our business, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we may not have adequate insurance coverage to compensate for losses.
Our integration and use, or the use by our competitors, of artificial intelligence and similar technology may pose risks and present challenges to our business, reputation, and results of operations. We are beginning to integrate and use AI and similar technology in our business, including to collect and analyze data and in customer-facing interactions, and we may use other AI tools in additional aspects of our business in the future. Our use of AI technology may present challenges and risks to our business. Such risks may include new data privacy and security risks related to how AI tools collect and use customer data; new compliance burdens as a result of developing AI-related regulation; additional costs of implementation and employee training; financial risks due to errors by AI tools; legal liability and reputational risks related to ethical concerns and biases of AI tools. As competitors increasingly use AI to operate faster, more efficiently, or more creatively, we may find it difficult to keep pace, which would put us at a disadvantage compared to our competitors. Given the complex nature of AI, the evolving regulatory landscape regarding such technology, and the various ethical concerns surrounding AI tools, our use of AI may pose unforeseen challenges and unintended consequences, which could threaten our financial outcomes, reputation, and business.
Risks Related to Economic Conditions
Our businesses may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other countries. There have been significant changes to U.S. trade policies, treaties and tariffs, including, but not limited to, trade policies, treaties and tariffs affecting products from outside of the U.S. since early 2025 and continuing into 2026. For example, in early 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and placed additional significant tariffs on certain goods imported from China. In May 2025, the U.S. government imposed incremental tariffs of 30% on most goods imported from China, from which we source a significant portion of our products, subject to certain exceptions. Since August 2025, higher reciprocal tariff rates for many U.S. trading partners, including countries such as Japan, Turkey, Indonesia and India, have been imposed pursuant to additional executive orders modifying the reciprocal tariff rates for certain countries. In February 2026, the U.S. Supreme Court struck down the sweeping tariffs that the U.S. government had imposed through the executive orders issued pursuant to the International Emergency Economic Powers Act (“IEEPA”). Shortly thereafter, the U.S. government issued a series of orders to comply with the ruling, while also announcing new temporary tariffs for a 150 day period beginning February 24, 2026. Tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. The full impact of recent and future governmental actions on macroeconomic conditions makes our business difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs (including the recent invalidation of the previously implemented IEEPA tariffs and any related refunds which may become available), the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, the result of legal and other challenges on the tariffs, and possible resulting general inflationary pressures in the global economy, as well as the availability and cost of alternative sources of supply for merchandise. As a result of existing and any new or additional tariffs, the cost of merchandise is expected to increase, including as a result of finding new sources of supply for merchandise, which may be at less favorable pricing than our current sources of supply. We have begun to implement price adjustments in certain circumstances and we may seek in the future to increase prices at which other products are offered to our customers in order to maintain our margins, which may diminish demand for the products sold by our businesses. Our businesses’ ability to satisfy customer demand for products may be negatively impacted if we decide to hold shipments of inventory while we determine the impacts of the tariffs on our businesses, if we choose to cease carrying merchandise or if we need to source merchandise from alternative suppliers who may not be of comparable quality as our existing suppliers, or if we need to change the timing of planned promotions or the roll-out of new products. Although we have developed and implemented strategies to mitigate previously implemented and, in some cases, proposed tariff increases, there is no assurance we will be able to continue to mitigate prolonged tariffs.

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
Significant developments stemming from U.S. and international trade policy with China, including in response to tariffs, as well as forced labor and human rights abuses in China, may adversely impact our businesses and operating results. There is currently significant uncertainty about the future relationship between the U.S. and China with respect to tariffs and trade policies. The U.S. government has placed significant tariffs on certain goods imported from China and may impose new tariffs on goods imported from China. In retaliation, China has responded by imposing tariffs on a wide range of products imported from the U.S. Although the U.S. and China have agreed to reduce tariffs on most Chinese goods from the peak tariffs of April 2025, negotiations remain ongoing and we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China, what products may ultimately be subject to tariffs or what additional actions may be taken by either country if trade relations worsen. The imposition of any new or additional U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our businesses’ ability to meet customer demand, resulting in lost sales, cause delays in producing merchandise as our business explore alternative manufacturing sources or suppliers or increase our businesses’ cost of merchandise, which would have a material adverse impact on our business and results of operations. The imposition of new or additional tariffs or increases in tariffs could also adversely affect our business and results of operations because we sell imported products, and the cost of our businesses’ merchandise would likely increase.
There have been heightened tensions in relations between Western nations and China. For example, on December 23, 2021, the Uyghur Forced Labor Prevention Act (the “UFLPA”) was signed into law, which is intended to address the use of forced labor in China’s Xinjiang Uyghur Autonomous Region (“XUAR”). Among other things, the UFLPA imposes a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor. The Forced Labor Enforcement Task Force (“FLETF”) maintains a UFLPA Entity List to identify entities subject to the UFLPA’s rebuttable presumptive ban as well. As of January 15, 2025, the total number of listed entities is 144. The UFLPA took effect on June 21, 2022, and may increase the risk of delay of goods, inventory shortages and lost sales. Before enactment of the UFLPA, the U.S. Customs and Border Protection (“CBP”) issued a region-wide withhold release order (“WRO”), effective January 13, 2021, pursuant to which the CBP will detain cotton products produced in the XUAR. The WRO applies to, among other things, cotton grown in the XUAR and to all products made in whole or in part using such cotton, regardless of where the downstream products are produced, and importers are responsible for ensuring the products they are attempting to import do not exploit forced labor at any point in their supply chain, including the production or harvesting of the raw material. Enforcement of the WRO has been superseded by the UFLPA rebuttable presumption. Additionally, the U.S. Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although our businesses do not knowingly do business with XPCC, our businesses could be subject to penalties, fines or sanctions if any of the vendors from which they purchase goods is found to have dealings, directly or indirectly with XPCC or entities it controls. Even if our businesses were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, our businesses’ reputations could be damaged.
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
We have operations outside of the U.S. that are subject to numerous operational and financial risks. We have operations in countries other than the U.S. that are subject to the following risks inherent in international operations:
•fluctuations in currency exchange rates;
•longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;
•recessionary conditions and economic instability may affect overseas markets;
•inflationary pressures, such as those the market is currently experiencing, which have increased, and may in the future increase the costs of the products our businesses sell, as well as the shipping and delivery of these products;
•limited ability to repatriate funds to the U.S. at favorable tax rates;
•potentially adverse tax consequences;
•export and import restrictions, changes in tariffs, trade policies and trade relations;
•disruptions to international shipping and supply chains;
•increases in taxes and governmental royalties and fees;
•the ability to obtain and maintain required licenses or certifications, such as for web services and electronic devices, that enable us to operate our businesses in foreign jurisdictions;
•changes in foreign and U.S. laws, regulations and policies that govern operations of foreign-based companies;
•changes to general consumer protection laws and regulations;
•difficulties in staffing and managing international operations as a result of distance, language and cultural differences; and
•threatened and actual terrorist attacks, political unrest in international markets and ongoing military action around the world that may result in disruptions of service that are critical to QVC’s international businesses.

Additionally, in many foreign countries, particularly in certain developing economies, it is not uncommon to encounter business practices that are prohibited by certain regulations, such as the Foreign Corrupt Practices Act and similar laws. Although we have undertaken compliance efforts with respect to these laws, their respective employees, contractors and agents, as well as those companies to which they outsource certain of their business operations, may take actions in violation of their policies and procedures. Any such violation, even if prohibited by our policies and procedures or the law, could have certain adverse effects. Any failure by us to effectively manage the challenges associated with the international operation of our business could have a material adverse effect.
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
Changes in currency exchange rates can also increase the cost of inventory purchases that are denominated in a currency other than the local currency of the business buying the merchandise. When exchange rates change significantly in a short period or move unfavorably over an extended period, it can be difficult for QVC to adjust accordingly, and gross margin can be adversely affected. For example, a significant amount of merchandise QVC offers for sale is made in China and accordingly, a revaluation of Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which QVC’s operations are located, could be significant.
Fluctuations in currency exchange rates have resulted and may continue to result from a variety of factors, including, but not limited to, market volatility as a result of the current political landscape and, in particular, U.S. policy changes and uncertainty resulting from such changes. We expect that currency exchange rate fluctuations could have a material adverse effect on QVC’s sales and results of operations from time to time.

Weak and uncertain economic conditions worldwide may reduce consumer demand for our businesses’ products and services. Prolonged economic weakness and uncertainty in various regions of the world in which we and our subsidiaries and affiliates operate has adversely affected, and could in the future affect, demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of inflation, recession and economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. Economic tensions and changes in international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate, customers of our subsidiaries and business affiliates may respond by suspending, delaying, or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect our revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. We currently are unable to predict the extent of any of these potential adverse effects.
Uncertainty and increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our businesses. In recent years interest rates have been volatile, rising substantially from 2023 to 2024, then remaining generally stable with slight decreases through 2024 and 2025. Interest rates may rise in the future, and an increase in interest rates could increase our operating costs by increasing the cost of shipping, materials for our products, and/or labor. If competitive pressures or other economic factors prevent us from offsetting such increased costs by raising prices, our ability to increase or maintain revenue may be negatively impacted. In addition, uncertainty or increases in interest rates could reduce consumer confidence, discretionary spending by individuals and adversely affect market demand for our products, which could materially adversely affect our business, financial condition and results of operations.
Risks Related to Our Businesses’ Facilities and Third Party Suppliers and Vendors
Our programming and online commerce businesses rely on distribution facilities to operate their business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into their operations, could have a material adverse impact on our businesses. We operate a limited number of distribution facilities worldwide. Our ability to meet the needs of our customers depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and disruptions of deliveries to our customers. For example, a future pandemic or epidemic, in the areas where our distribution facilities are located, or if we are unable to adequately staff our distribution facilities to meet demand in the future, or if the cost of such staffing is higher than historical or projected costs due to wage increases, labor shortages, regulatory changes, or other factors, could harm our operating results. In addition, we could incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the impacted facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, financial condition and operating results. In addition, we have been implementing new warehouse management systems to further support our efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in new distribution environments and implementing new warehouse management systems, including operational difficulties that may arise with such transitions. We may experience shipping delays should there be any disruptions in our new warehouse management systems or warehouses themselves.
In December 2021, our then-second largest distribution facility located in Rocky Mount, North Carolina suffered significant fire damage, which caused us to route inbound deliveries and customer returns through other distribution facilities within the Company’s distribution network and, to a lesser extent, third party logistic service providers. If a similar event were to occur at another distribution facility, future disruptions or delays as a result of shifting capacity or failing to maintain arrangements with our third party logistic service providers could cause disruptions to our order fulfillment process, causing delays in delivering product to customers which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business, financial condition and operating results.
We rely on independent shipping companies to deliver the products we sell. We rely on third party carriers to deliver merchandise from vendors and manufacturers to them and to ship merchandise to their customers. As a result, we are subject to carrier disruptions and delays due to factors that are beyond our control, including employee strikes, labor shortages, inclement weather and regulation and enforcement actions by customs agencies. For example, as a result of

COVID-19 many consumers significantly increased their use of e-commerce which resulted in a significant increase in the volume of packages handled by third-party carriers, including those we rely on, which result in delayed merchandise and cause our customers to experience delays in their order delivery. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. Enforcement actions by customs agencies can also cause the costs of imported goods to increase, negatively affecting profits.
We are also impacted by increases in shipping rates charged by third party carriers, which over the past few years have increased significantly in comparison to historical levels. We currently expect that shipping and postal rates will continue to increase. In the case of deliveries to customers, in each market where we operate, we have negotiated agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates. If any of these relationships were to terminate or if a shipping company is unable to fulfill its obligations under its contract for any reason, we would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates. Other potential adverse consequences of changing carriers include delays in order processing and product delivery, and reduced shipment quality, which may result in damaged products and customer dissatisfaction. Additionally, as a result of recent acts of violence against commercial container ships in the Red Sea, our carriers have experienced longer shipping times and increased freight costs. Although these disruptions have not yet had a material impact on our business, our carriers may experience further delays or rescheduled deliveries or further increases in freight costs, which would adversely impact our business. Any increase in shipping rates and related fuel and other surcharges passed on to us by our current carriers or any other shipping company would adversely impact profits, given that we may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.
We depend on relationships with third party suppliers and any adverse changes in these relationships could result in a failure to meet customer expectations which could result in lost revenue. We purchase merchandise from a wide variety of third party vendors, manufacturers and other sources pursuant to short- and long-term contracts and purchase orders. Our ability to identify and establish relationships with these parties, as well as to access quality merchandise in a timely and efficient manner on acceptable terms and cost, can be challenging. In particular, we purchase a significant amount of merchandise from vendors and manufacturers abroad and cannot predict whether the costs for goods sourced in these markets will remain stable. We depend on the ability of vendors and manufacturers in the U.S. and abroad to produce and deliver goods that meet applicable quality standards, which is impacted by a number of factors, some of which are not within the control of these parties, such as political or financial instability, trade restrictions, tariffs, currency exchange rates and transport capacity and costs, among others.
Our failure to identify new vendors and manufacturers, maintain relationships with a significant number of existing vendors and manufacturers and/or access quality merchandise in a timely and efficient manner could cause us to miss customer delivery dates or delay scheduled promotions, which would result in lost sales or the failure to meet customer expectations and could cause customers to cancel orders or cause us to be unable to source merchandise in sufficient quantities, which could result in lost revenue.
The unanticipated loss of certain larger vendors or the consolidation of our vendors could negatively impact our sales and profitability on a short term basis. It is possible that one or more of our larger vendors could experience financial difficulties, including bankruptcy, or otherwise could elect to cease doing business with our businesses. While we have periodically experienced the loss of a major vendor, if multiple major vendors ceased doing business with us, or did not perform consistently with past practice, this could have a material adverse impact on our business, financial condition and operating results. Further, there has been a trend among our vendors towards consolidation in recent years that may continue. This consolidation could exacerbate the foregoing risks and increase these vendors’ bargaining power and their ability to demand terms that are less favorable to us.
Risks Related to the Seasonality of Our Business
We face significant inventory risk as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand, consumer spending patterns, changes in consumer tastes with respect to our products, spoilage and other factors. We are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand, consumer spending patterns, changes in consumer tastes with respect to our products, spoilage, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and at times we may be unable to sell products in sufficient quantities or to meet demand during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.
The seasonality of certain of our businesses places increased strain on our operations. The net revenue of our home television and online commerce businesses in recent years indicates that these businesses are seasonal due to a higher volume of sales in certain months or calendar quarters or related to particular holiday shopping. For example, in recent years, QVC has earned, on average, between 23% and 24% of its revenue in each of the first three quarters of the year and between 29% and 30% of its revenue in the fourth quarter of the year. Similarly, our subsidiary CBI experiences higher sales volume during the second and fourth quarters of the year. If the vendors for these businesses are not able to provide popular products in sufficient amounts (for example, due to the loss of inventory, illness or absenteeism of our businesses’ or our businesses’ vendors’ workforces, impaired financial conditions, public health crises (such as pandemics and epidemics) or other reasons) such that these businesses fail to meet customer demand, it could significantly affect our revenue and future growth. If too many customers access the websites of these businesses within a short period of time due to increased demand, our businesses may experience system interruptions that make our websites unavailable or prevent them from efficiently fulfilling orders, which may reduce the volume of goods they offer or sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment networks and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. Risks described elsewhere in this Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand.
To the extent these businesses pay for holiday merchandise in advance of certain holidays (e.g., in the case of QVC, in August through November of each year), our available cash may decrease, resulting in less liquidity. As a result of noncompliance with the net leverage ratio, no additional borrowings are available under QVC's Fifth Amended and Restated Credit Agreement and QVC may not be able to access financing to the extent its cash balance is impaired. QVC may be unable to maintain a level of cash sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.
The success of our home television and online commerce businesses depends in large part on our ability to recruit and retain key personnel capable of executing our unique business models. Our home television and online commerce subsidiaries and business affiliates have business models that require them to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the internet. We cannot assure you that if these subsidiaries and business affiliates experience turnover of these key employees they will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited. Additionally, although our home television and online commerce subsidiaries are working to provide an effective and engaging workplace, with more employees working a hybrid schedule, it is increasingly challenging to keep employee engagement and productivity high and has led to competition for talent with companies with whom we have not historically competed. Although we have a robust continuous listening strategy to improve and monitor team member engagement and help us improve retention, we cannot guarantee that this strategy will be effective or that we will be able to implement all the programs and policies our employees request. Our failure or inability to respond to the results of this listening strategy could adversely impact our employee engagement and overall retention.
Risks Related to Our Indebtedness and Common Stock
Our subsidiary QVC has significant indebtedness and other financial obligations, which could limit its flexibility to respond to current market conditions, restrict its business activities and adversely affect our financial condition. QVC has a significant amount of debt, including secured debt under its senior secured notes which are due starting in 2027 and under the Credit Facility which currently matures in October 2026, in each case, secured by a first priority lien on all shares of its capital stock. The Plan provides for the deleveraging of this indebtedness, but if the Plan is not approved on its terms or the Effective Date does not occur, there can be no assurance that QVC will be able to repay this indebtedness when due. QVC may incur significant indebtedness in the future. If indebtedness is incurred, the related risks that it faces could intensify.

If QVC experiences adverse effects on its financial condition as a result of its indebtedness and the Plan is not approved or consummated, our financial performance could be adversely affected as well.
QVC may not be able to generate sufficient cash to service its debt obligations If the Plan is not approved on its terms, or the Effective Date does not occur, QVC’s ability to make payments on its indebtedness will depend on its financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control. QVC may be unable to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness during the pendency of the Chapter 11 Cases.
Credit ratings downgrades or being put on negative watch could adversely affect our liquidity, capital position, borrowing cost and access to capital markets. We and our subsidiaries are routinely evaluated by credit rating agencies whose ratings are based on several factors, including generally, the ability to generate cash flows; terms and levels of indebtedness, including the credit rating agencies’ treatment of certain types of indebtedness, such as subordinated indebtedness which is given partial equity credit but carries a higher interest rate than comparable senior indebtedness; overall financial strength; specific transactions or events and general economic and industry conditions. These credit ratings could be downgraded or subject to other negative rating actions at any time.

A downgrade of any of our businesses’ credit ratings or ratings outlooks, as well as the reasons for such downgrades, has and will likely continue to adversely affect the market prices of our securities, our access to capital, increase the cost of funds, or trigger additional collateral or funding requirements or the imposition of financial or other burdensome covenants. This could make it more costly to borrow money, issue securities and/or raise other types of capital, any of which could adversely affect our liquidity and financial condition.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We are committed to protecting the security and integrity of our systems, networks, databases, and applications. To this end, we have implemented a comprehensive cybersecurity program designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats.
Our cybersecurity risk management program is aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework, and we are fully compliant with PCI-DSS V4 (Payment Card Industry Data Security Standard) across all markets in which we operate. Cybersecurity risks are assessed as part of our broader enterprise risk management program, ensuring that cyber risk is integrated into our overall risk posture.
We employ a global and multidisciplinary approach to cybersecurity risk management, engaging our information security, legal, and management teams, as well as third-party experts. Our processes for identifying and assessing cybersecurity threats include continuous network monitoring, intrusion detection, vulnerability assessments, penetration testing, threat intelligence, employee awareness training, phishing simulations, endpoint detection and response, and third-party security reviews.
To mitigate material risks, we maintain a comprehensive suite of technical, physical, and organizational controls. These encompass managed endpoint detection and response, incident detection and response, vulnerability management, disaster recovery and business continuity planning, internal controls, data encryption, network and access controls, physical security, asset management, system monitoring, and vendor risk management. Cybersecurity awareness training is provided to all employees and our Board of Directors annually.
We have established a formal incident response framework to ensure the timely identification, resolution, and reporting of cybersecurity incidents in accordance with applicable requirements. We rehearse our incident response plan at least annually via tabletop exercises devised and facilitated by outside experts.

We utilize third-party service providers for certain operational functions and have implemented a third-party risk management program to evaluate and monitor the cybersecurity practices of vendors with access to our systems or data. We also consult with external advisors to stay informed of emerging risks, defense strategies, and governance best practices.
As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
For additional information on our cybersecurity risks, see “Risks Related to Technology and Information Security.” in Item 1A. of this Annual Report on Form 10-K.
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
In addition to the efforts undertaken by the audit committee, the full Board of Directors regularly reviews matters relating to cybersecurity risk and cybersecurity risk management. Any material cybersecurity events would be brought to the attention of the full Board of Directors once the event is deemed material. Our incident response framework provides a formal mechanism for informing management and the Board of Directors, and for monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents

Role of Management
QVC’s VP Information Security (reporting into the Chief Information Officer) is responsible for day-to-day management and oversight of QVCG’s cybersecurity program, including assessing, monitoring and mitigating cybersecurity risk.
Our Executive Leadership Team which includes executives representing our Legal, Accounting, Internal Audit and Risk Management, IT and Facilities departments receive at least quarterly cybersecurity updates from the VP Information Security and provides management oversight for the cybersecurity program at QVC Group.
In addition to real time notification of privacy and security incidents, we hold a bi-monthly meeting to discuss incidents, incident trends, developments in laws and regulations, and other privacy and cybersecurity hot topics, as applicable. QVC’s incident response team (including representatives from cybersecurity, legal/privacy, communications, and operations/physical security) meets on a bi-monthly basis to discuss incidents, incident trends, developments in laws and regulations, and other privacy and cybersecurity hot topics, as applicable. In addition, QVC’s cybersecurity team and legal/privacy teams meet on a monthly basis to discuss and review existing threats to QVC’s systems and data and to review past events.
Our management team’s experience includes a diverse background in telecom, retail and other industries, with decades of experience in various aspects of technology and cybersecurity. Our VP Information Security has more than 30 years of IT experience and holds multiple certifications, including Certified Information Security System Professional and Certified Information Security Manager. Our management team has worked at a variety of companies, including large publicly traded companies, implementing and managing IT and cybersecurity programs and teams, developing tools and processes to protect internal networks, business applications, customer facing applications and customer payment systems.

Item 2. Properties
We lease our corporate headquarters and operations center in West Chester, Pennsylvania, which includes executive offices, video broadcast studios, showrooms, broadcast facilities and administrative offices for QVC. Our corporate headquarters and the remainder of our material properties are summarized as follows:

Properties
Location	Type	Own or Lease	Operating Segment
West Chester, Pennsylvania	Corporate Headquarters	Lease	QxH
Bethlehem, Pennsylvania	Distribution Center	Lease	QxH
Suffolk, Virginia	Distribution Center	Lease	QxH
Florence, South Carolina	Distribution Center	Lease	QxH
Ontario, California	Distribution Center	Lease	QxH
Piney Flats, Tennessee	Distribution Center	Lease	QxH
Chiba, Japan	Distribution Center	Own	QVC-International
Hückelhoven, Germany	Distribution Center	Lease	QVC-International
Knowsley, U.K.	Multi-functional	Lease	QVC-International
Chiba, Japan	Multi-functional	Own	QVC-International
Brugherio, Italy	Multi-functional	Own	QVC-International
Düsseldorf, Germany	Multi-functional	Own	QVC-International
London, U.K.	Multi-functional	Lease	QVC-International
Franconia, New Hampshire	Multi-functional	Own	CBI
West Chester, Ohio	Multi-functional	Lease	CBI
Phoenix, Arizona	Distribution Center	Lease	CBI
West Chester, Ohio	Distribution Center	Lease	CBI
Monroe, Ohio	Distribution Center	Lease	CBI
We supplement the facilities listed above by leasing various facilities worldwide, including 35 retail and outlet stores for CBI (located throughout the U.S.).
In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties and two of the St. Petersburg property sales closed in December 2025. The sale of the remaining property is expected to be completed within the next twelve months. Refer to note 14 of the accompanying consolidated financial statements for additional details.
Item 3. Legal Proceedings
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Each series of the common stock of QVC Group, Inc. (formerly named Qurate Retail, Inc., “QVC Group,” the “Company,” “we,” “us” and “our”) traded on the Nasdaq Global Select Market until December 2, 2024, when it began trading on the Nasdaq Capital Market. Our Series A common stock trade on the Nasdaq Capital Market, under the symbol “QVCGA” (formerly “QRTEA”). Our Series B common trade on the OTCQB Venture Market, under the symbol “QVCGB” (formerly “QRTEB”). Stock price information for securities traded on the Nasdaq Capital Market can be found on the Nasdaq’s website at www.nasdaq.com. Stock price information for securities traded on the OTCQB Venture Market can be found on the OTC Market's website at www.otcmarkets.com. The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2025 and 2024. Although our Series B common stock is traded on the OTCQB Venture Market, an established public trading market does not exist for the stock, as it is not actively traded.

	QVC Group Series B (QVCGB)
	High	Low
2024
First quarter	$384.50	193.50
Second quarter	$249.50	180.00
Third quarter	$245.00	165.00
Fourth quarter	$214.00	129.00
2025
First quarter	$937.00	100.00
Second quarter	$454.50	14.10
Third quarter	$32.00	26.09
Fourth quarter	$26.09	25.00
Holders
As of March 31, 2026, there were 537 and 24 record holders of our Series A and Series B common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
Purchases of Equity Securities by the Issuer
Share Repurchase Programs
In May 2019, the Board authorized the repurchase of $500 million of Series A or Series B common stock. In August 2021, the Board authorized the repurchase of $500 million of Series A or Series B common stock. As of December 31, 2025, $492 million was available to be used for share repurchases of Series A or Series B common stock under the Company’s share repurchase programs.
There were no repurchases of Series A common stock, Series B common stock or the Company’s 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Preferred Stock”) during the three months ended December 31, 2025.

No shares of Series A common stock or Preferred Stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2025.
Stock Performance
The following graph compares the percentage change in the cumulative total stockholder return on an investment in QVC Group Series A and Series B common stock from December 31, 2020 through December 31, 2025 to the percentage change in the cumulative total return on the S&P 500 Index and the S&P Retail Select Industry Index. This chart includes the impact of (i) the May 22, 2025 1-for-50 Reverse Stock Split and (ii) the distribution of special cash dividends, assuming reinvestment of the cash proceeds into our common stock.

QVC Group Common Stock vs S&P 500 and S&P Retail Select Industry Indices
12/31/20 to 12/31/25

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
QVC Group Series A
QVC Group Series B
S&P 500 Index
S&P Retail Select Industry

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
Chapter 11 Proceedings

Voluntary Filing under Chapter 11
On the Petition Date, the Company Parties intend to commence the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. As of the Petition Date, we intend to operate our businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the

Bankruptcy Court. QVC Group and QVC, Inc. intend to request approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Case.
Commencing the Chapter 11 Cases will constitute an event of default that accelerates the Company Parties’ respective obligations under the Debt Instruments. The Credit Facility and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay. For additional information, including information on the Automatic Stay and Other Protections and the Nasdaq Delisting, Refer to Item 1.
Overview
We own controlling and non-controlling interests in a broad range of video and online commerce companies. Our largest businesses and reportable segments are QxH (QVC U.S. and HSN, Inc. (“HSN”)) and QVC International. QVC, Inc. (“QVC”), which includes QxH and QVC International, markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries via highly engaging video-rich, interactive shopping experiences primarily by means of its televised shopping programs and the internet through its domestic and international websites and mobile applications. Cornerstone Brands, Inc. (“CBI”) consists of a portfolio of aspirational home and apparel brands, and is a reportable segment. Our “Corporate and other” category includes corporate activity along with various equity investments.
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
Included in revenue in the accompanying consolidated statements of operations is $301 million for the year ended December 31, 2023, related to Zulily. Included in net earnings (loss) in the accompanying consolidated statement of operations are losses of $44 million for the year ended December 31, 2023, related to Zulily.
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
Pursuant to the Charter Amendment on May 22, 2025, every 50 shares of QVCGA and QVCGB were automatically converted into one share of QVCGA and QVCGB, respectively, without any change in par value per share. The number of shares of Common Stock reserved for issuance, the number of shares subject to the then-outstanding awards, and the purchase or exercise price or payout value based on a number of shares of the then-outstanding awards were proportionately adjusted. The Company did not issue fractional shares of Common Stock in connection with the Reverse Stock Split. Instead, stockholders who were otherwise entitled to receive a fractional share of Common Stock following the Reverse Stock Split received a cash payment (without interest) in lieu of such fractional shares.
The Company’s Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the opening of trading on May 23, 2025. On May 27, 2025, the Company elected to have QVCGB suspended from trading on the Nasdaq Capital Market and QVCGB began quotation on the OTCQB Venture Market on May 28, 2025.
Unless noted, all shares of Common Stock, including Common Stock underlying stock options and restricted stock units, as well as all conversion ratios, exercise prices, conversion prices and per share information in the consolidated financial statements have been retroactively adjusted to reflect the 1-for-50 Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Annual Report on Form 10-K.
Strategies and Challenges
As of December 31, 2025, QVC’s net leverage ratio, as calculated under the Credit Facility, was greater than 4.5 to 1.0. Under the terms of the Fifth Amended and Restated Credit Agreement, this constitutes a breach of the financial covenant. Without a waiver under the Fifth Amended and Restated Credit Agreement, the lenders have the right, but not the obligation, to accelerate the loans and demand repayment from QVC for noncompliance with the net leverage ratio debt covenant; however such acceleration cannot occur until certain conditions are satisfied, including the expiration of a cure period during which QVC may take remedial action to cure the breach.
Under the indentures governing the senior secured notes, a default under the Credit Facility will only constitute an event of default under the indentures, and thus trigger the right, but not the obligation, of the noteholders to accelerate the senior secured notes and demand repayment if (i) the Credit Facility has been accelerated, (ii) there is a payment default under the Credit Facility or (iii) there is a foreclosure on collateral securing the Credit Facility. Accordingly, acceleration of the senior secured notes is not automatic upon a breach of the Credit Facility covenant; it is contingent upon the occurrence of one of these specified events under the Credit Facility.
The outstanding principal associated with the Credit Facility and senior secured notes is $5,046 million. As a result of the above-noted net leverage ratio and the maturity date of the Credit Facility, outstanding balances have been classified as a current liability in the consolidated balance sheet, as of December 31, 2025.
Additionally, as noted above in Item 1, on the Petition Date, commencing the Chapter 11 Cases will constitute an event of default that accelerates the Company Parties’ respective obligations under the Debt Instruments. The Credit Facility and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay.
As a result of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact or timing of events that occur during our Chapter 11 Cases and the impact that those events will have on our business, financial condition and results of operations. Therefore, there remains substantial doubt about the Company’s ability to continue as a going concern.
QVC
On June 27, 2022, QVC Group announced a turnaround plan designed to stabilize and differentiate its core QVC-U.S and HSN. businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the year ended December 31, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. These initiatives were consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.
During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for IT services to a managed services model. As a result, during the year ended December 31, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. The cash payments associated with this restructuring were substantially complete as of December 31, 2025.
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
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025 (the "Completion Date"), and recorded $45 million of incremental depreciation in 2025 through the Completion date. On March 27, 2025, QVC announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $34 million and $19 million of restructuring charges at QxH and QVC International, respectively, during the year ended December 31, 2025 in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. During the year ended December 31, 2025, the Company paid $37 million related to these charges.
In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties. Two of the St. Petersburg property sales closed in December 2025. The sale of the remaining property is expected to be completed within the next twelve months. As of December 31, 2025, the remaining long-lived assets of $17 million, all within QxH, were included in assets held for sale noncurrent in the consolidated balance sheet.
In August 2025, the Board of Directors (the "Board") of QVC Group implemented a revised compensation structure for QVC Group's senior executives (collectively, the "Senior Executives") and a large number of existing participants in QVC Group's incentive compensation programs (together the "Eligible Employees").
•QVC Group determined to guarantee to each Eligible Employee who remains employed through the end of 2026 cash payments generally equal to the following: (i) for certain senior executives, 50% of their target variable compensation for 2025 and 100% of their target variable compensation for 2026, and (ii) for all other Eligible Employees (except the Senior Executives), 50% of their target variable compensation for 2025 and 2026 (the payments described in (i) and (ii), the “Guaranteed Compensation”). With the exception of the Senior Executives as described below, 25% of the 2025 Guaranteed Compensation related to all other Eligible Employees was earned and paid as of September 30, 2025, with the remainder earned and paid as of January 2026. Additionally, the 2026 Guaranteed Compensation for all other Eligible Employees, with the exception of the Senior Executives as described below, will be earned and paid on a quarterly basis through the end of 2026.
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
As a result of this compensation change the 2025 restricted stock grants and a portion of a 2025 performance award grant were canceled. Additionally, the expense associated with the impacted awards (the 2025 restricted stock grants and a portion of a 2025 performance award grant) will no longer qualify as stock-based compensation expense, beginning in the fourth quarter of 2025.
CBI
CBI’s goal is to continue to provide customers with home furnishings and apparel products that delight and inspire. As customers shop CBI’s breadth of products through its websites, retail stores or through its catalog mailings, they will find products that allow them to outfit their lives and homes to their unique style. CBI’s brands, including Ballard Designs, Frontgate, Grandin Road and Garnet Hill, provide a selection of fresh, unique and aspirational merchandise curated every season. CBI intends to employ the following strategies to achieve these goals and objectives: (i) acquire new customers through effective direct-to-consumer marketing; (ii) expand brick-and-mortar retail in attractive markets; (iii) further develop proprietary product that is unique to its brand positioning; (iv) invest in cross brand loyalty programs and a redesigned mobile platform; and (v) build out a successful low cost supply chain network to support the growth of the business. CBI is nearing completing of its business transformation initiative, which is focused on delivering a customer experience that meets or exceeds expectations for premium home furnishings, textiles and apparel. Core elements of the transformation include building incremental capabilities across digital performance marketing, pricing optimization, sourcing and retail store operations.
As part of this strategy, CBI aims to further leverage its global sourcing network by deepening collaboration with its merchandising team to drive proprietary product development. As the business scales, maintaining a stable and reliable supplier base capable of partnering with brand merchants on future collections will be critical to sustaining long-term growth and brand health. Failure to identify manufacturing markets that support the desired logistics cost structure for proprietary products could result in customer attrition to lower-cost competitors that rely more heavily on trading houses.
Additionally, even if CBI successfully onboards new vendors, there can be no assurance that it will be able to secure sufficient product quantities or acceptable commercial terms. Merchandise sourced from alternative suppliers may be of lower quality or higher cost than products from existing vendors. Any inability to source suitable merchandise on favorable terms or to establish new vendor relationships could materially and adversely impact CBI’s business, financial condition, and operating results.
As a direct-to-consumer company, CBI seeks to efficiently target consumers to drive customer acquisition, repeat purchases, and reactivation of lapsed buyers. CBI employs a balanced approach across physical retail stores and digital marketing channels to attract customers to its product assortment.
CBI incurs ongoing marketing related expenses, including, but not limited to, photography, digital analytics, paper procurement, catalog printing partnerships, and retail real estate development. As the business scales, CBI may face challenges in executing marketing strategies that support continued customer growth while maintaining an efficient cost structure and delivering attractive returns on investment.
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
The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate, has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Economic tensions and changes and uncertainty relating to international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. In February 2026, the U.S. Supreme Court struck down the sweeping tariffs that the U.S. government had imposed through the executive orders issued pursuant to the International Emergency Economic Powers Act. Shortly thereafter, the U.S. government issued a series of orders to comply with the ruling, while also announcing new temporary tariffs for a 150 day period beginning February 24, 2026. Tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. Global financial markets have experienced and may continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, continue to be uncertain or deteriorate, QVC’s customers may respond by further suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

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
Impairment Risk
As a result of recent financial performance, macroeconomic conditions, declines in stock price and credit rating downgrades, it was determined, during the second quarter of 2025, that an indication of impairment existed for the QxH reporting unit related to the QVC and HSN tradenames and goodwill. The Company recorded an impairment related to the QxH reporting unit, in which the goodwill was determined to be fully impaired. Additionally, an impairment was recorded related to the QVC and HSN tradenames and the carrying value was written down to fair value. As a result, the fair values of intangible assets within the QxH reporting unit do not significantly exceed their carrying values (refer to note 5 of the accompanying consolidated financial statements). The Company will continue to monitor current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including intangible assets) at each reporting unit is appropriate. Future outlook declines in revenue, cash flows, macroeconomic factors, business conditions, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

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
A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (the “2024 Form 10-K”).
Operating Results

	Years ended December 31,
	2025	2024

	amounts in millions
Total revenue, net
QxH	$5,936	$6,598
QVC International	2,357	2,399
CBI	937	1,040
Corporate and other	—	—
Consolidated QVC Group	$9,230	$10,037

Operating Income (Loss)
QxH	$(2,235)	$(1,045)
QVC International	218	275
CBI	(26)	2
Corporate and other	(55)	(41)
Consolidated QVC Group	$(2,098)	$(809)

Adjusted OIBDA
QxH	$517	$765
QVC International	293	333
CBI	16	36
Corporate and other	(55)	(31)
Consolidated QVC Group	$771	$1,103
Total revenue, net. Consolidated QVC Group revenue decreased 8.0% or $807 million for the year ended December 31, 2025, declining in all segments, as compared to the corresponding prior year period. See "Results of Operations–Businesses" below for a more complete discussion of the results of operations of QVC and CBI.
Operating income (loss). Our consolidated operating loss increased $1,289 million for the year ended December 31, 2025 as compared to the corresponding prior year period, primarily due to greater impairments of goodwill and intangible assets. Operating loss increased $1,190 million at QxH, and operating income decreased $57 million at QVC International, and decreased $28 million to a loss of $26 million at CBI. Additionally, operating loss within Corporate and other increased $14 million, primarily due to higher professional services (including consulting and legal expense). See "Results of Operations–Businesses" below for a more complete discussion of the results of operations of QVC and CBI.

Adjusted Operating Income Before Depreciation and Amortization (“OIBDA”). To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as operating income (loss) excluding depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, penalties, fire related costs and (recoveries), and (gains) losses on sales of assets and sale-leaseback transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles ("GAAP").
The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA.

	Years ended December 31,
	2025	2024

	amounts in millions
Operating income (loss) - GAAP	$(2,098)	(809)
Depreciation and amortization	398	383
Impairment of intangible assets	930	578
Impairment of goodwill	1,477	902
Gains on sales of assets and sale leaseback transactions	(5)	(1)
Restructuring, penalties and fire related costs, net of (recoveries) (note 14)	53	18
Stock-based compensation	16	32
Adjusted OIBDA - non-GAAP	$771	1,103
Consolidated Adjusted OIBDA decreased $332 million for the year ended December 31, 2025, as compared to the corresponding prior year period, with decreases in Adjusted OIBDA across all segments. The increase in Adjusted OIBDA losses of $24 million at Corporate and other is primarily due to higher professional services (including consulting and legal expense). See "Results of Operations–Businesses" below for a more complete discussion of the results of operations of QVC and CBI.
Other income and expense
Components of Other income (expense) are presented in the table below.

	Years ended December 31,
	2025	2024

	amounts in millions
Interest expense	$(496)	(468)
Interest and dividend income	50	50
Realized and unrealized gains (losses) on financial instruments, net	(40)	(60)
Tax sharing income (expense) with Liberty Broadband	10	(4)
Other, net	(9)	—
Other income (expense)	$(485)	(482)
Interest expense. Interest expense increased $28 million for the year ended December 31, 2025, as compared to the corresponding prior year period, primarily due to higher outstanding debt during 2025 and additional interest expense related to the non-payment of the Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”) dividend (see note 9 to the accompanying consolidated financial statements).

Interest and dividend income. Interest and dividend income was $50 million for each of the years ended December 31, 2025 and 2024.
Realized and unrealized gains (losses) on financial instruments. Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2025	2024

	amounts in millions
Equity securities	$(5)	(22)
Exchangeable senior debentures	(35)	(38)
	$(40)	(60)
The changes in these accounts are primarily due to changes in market factors largely driven by changes in the fair value of the underlying stocks or financial instruments to which these related (see note 6 to the accompanying consolidated financial statements for additional discussion related to debt). These unrealized losses during the year ended December 31, 2025 were partially offset by a gain on extinguishment of debt of $10 million related to redemptions of the 4% Exchangeable Senior Debentures (see note 4 to the accompanying consolidated financial statements).
Tax sharing income (expense) with Liberty Broadband. The Company has a tax sharing agreement with Liberty Broadband. As a result, the Company recognized tax sharing gains of $10 million and tax sharing losses of $4 million for the years ended December 31, 2025 and 2024, respectively.
Other, net. Other, net decreased $9 million for the year ended December 31, 2025, compared to the corresponding prior year period, primarily due to foreign exchange losses of $11 million in the current year.
Income taxes. Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the years ended December 31, 2025 and 2024 are summarized below.

	Years ended December 31,
	2025	2024
Earnings (loss) before income taxes	$(2,583)	(1,291)
Income tax (expense) benefit	185	41
Effective income tax rate	7%	3%
For the years ended December 31, 2025 and 2024 income tax benefit differs from the U.S. statutory rate of 21% due to impairments of goodwill and intangible assets that are not deductible for tax purposes (see note 5 of the accompanying consolidated financial statements).
Net earnings (loss). We had net losses of $2,398 million and $1,250 million for the years ended December 31, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Liquidity and Capital Resources
As of December 31, 2025 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, and cash generated by the operating activities of our wholly-owned subsidiaries. Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted.

Under both the Fifth Amended and Restated Credit Agreement and the indentures governing the senior secured notes, QVC is permitted to make unlimited dividends to service the debt of its parent entities so long as it is not in default under those agreements and to make certain restricted payments to QVG Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries. As a result of the breach of financial covenant under the Fifth Amended and Restated Credit Agreement, QVC is no longer permitted to make unlimited dividends to service the debt of its parent entities to QVC Group. QVC can continue to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

During the year ended December 31, 2025, QVC Group and certain of its subsidiaries experienced multiple credit rating downgrades by Fitch Ratings, Moody’s Ratings and S&P Global Ratings. These downgrades included reductions in QVC’s long-term issuer and senior secured ratings, as well as similar downgrades for LI LLC and QVC Group. A downgrade of QVC's credit ratings and rating outlooks has adversely affected, and will likely continue to adversely affect, the market prices of its debt securities and QVC Group's equity securities and its access to capital, and may trigger additional collateral or funding requirements or the imposition of financial or other burdensome covenants. See Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K for additional information.

As of December 31, 2025, QVC Group's liquidity position consisted of the following:

Cash and cash equivalents
amounts in millions
QVC	$1,496
CBI	101
Corporate and other	375
Total QVC Group	$1,972
To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.

As a result of noncompliance with the net leverage ratio, no additional borrowings are available under the Fifth Amended and Restated Credit Agreement.

As of December 31, 2025, QVC had approximately $329 million of cash and cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 35% of this foreign cash balance was that of QVC Japan. QVC owns 60% of QVC Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co, LTD.

	Years ended December 31,
	2025	2024

Cash Flow Information	amounts in millions
Net cash provided (used) by operating activities	$274	$525
Net cash provided (used) by investing activities	(245)	(225)
Net cash provided (used) by financing activities	1,064	(498)
During the year ended December 31, 2025, QVC Group's primary sources of cash were $1,986 million debt borrowings and $274 million net cash provided by operating activities. During the year ended December 31, 2025, QVC Group's primary uses of cash were debt repayments of $870 million, capital expenditures of $156 million, expenditures for television distribution rights of $93 million, and dividends paid to noncontrolling interest of $44 million.
Pursuant to the Plan, and following the approval of the Plan and the occurrence of the Effective Date, the projected uses of QVC’s cash in the next year, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt, payments to taxing authorities, potential capital improvement spending, payments related to television distribution rights, and potentially additional investments in existing or new businesses. The Company expects that cash on hand and cash provided by operating activities in future periods will be sufficient to fund projected uses of cash, except for any principal amounts that may become due and payable as a result of noncompliance with the net leverage ratio and the Chapter 11 Cases, as described above.
On May 23, 2025, the Board of Directors announced its decision to suspend payment of the quarterly cash dividend on the Preferred Stock, beginning with the quarterly cash dividend payable on June 16, 2025. As a result of the non-payment of the quarterly cash dividend, the dividend rate increased from 8.0% to 9.5%.
Subject to Bankruptcy Court approval and the Plan, the Company may from time to time repurchase any level of its outstanding debt through open market purchases, privately negotiated transactions, redemptions, tender offers or otherwise. Repurchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
The Company has outstanding multiple tranches of exchangeable debentures as of December 31, 2025. Under the terms of these exchangeable debentures, prior to the Chapter 11 Cases, the holders had the option to elect to require the Company to exchange the debentures for the value of a specified number of the underlying reference shares, which we had the ability to honor through delivery of reference shares, cash or a combination thereof. As a result of the Chapter 11 Cases and the Automatic Stay, such holders will no longer have the option to require the Company to exchange such debentures, and such debentures are to be treated as set forth in the Plan.
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our material cash requirements, excluding uncertain tax positions as it is undeterminable when payments will be made, is summarized below.

	Payments due by period
	2026	2027	2028	2029	2030	Thereafter	Total

	amounts in millions
Consolidated material cash requirements
Debt (1) (2)	$2,900	44	72	1,231	932	1,425	$6,604
Interest payments (3)	331	197	196	172	106	2,024	3,027
Operating lease obligations	119	116	114	111	113	759	1,332
Preferred Stock (4)	—	—	—	—	—	2,227	2,227
Purchase orders and other obligations (5)	2,136	124	124	101	—	—	2,485
_________________________________
(1)As discussed above, the senior secured notes have been classified as a current liability in the consolidated balance sheet, as of December 31, 2025. The table above reflects the contractual maturities of the senior secured notes.

(2)Amounts are reflected in the table at the outstanding principal amount, assuming the debt instruments will remain outstanding until the stated maturity date, and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments (i) were issued at a discount or premium or (ii) have elements which are reported at fair value in our consolidated balance sheets. Amounts do not assume additional borrowings or refinancings of existing debt.
(3)Amounts (i) are based on our outstanding debt at December 31, 2025, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2025 rates and (iii) assume that our existing debt is repaid at maturity.
(4)This amount reflects the current 9.5% dividend on shares of Preferred Stock outstanding as of December 31, 2025 and redemption of the Preferred Stock plus all unpaid dividends on the mandatory redemption date, March 15, 2031.
(5)Amounts include open purchase orders for inventory and non-inventory purchases along with other material cash requirements.
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
Fair Value Measurements of Non-Financial Instruments. Our non-financial instrument valuations are primarily comprised of our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets, such as tradenames, our evaluation of the recoverability of our other long-lived assets upon certain triggering events, and our determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations. If the carrying value of our long-lived assets exceeds their undiscounted cash flows, we are required to write the carrying value down to fair value. Any such write down is included in impairment loss in our consolidated statements of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.
As of December 31, 2025, the intangible assets not subject to amortization for each of our significant reportable segments were as follows:

	Goodwill	Tradenames	Total

	amounts in millions
QxH	$—	1,190	1,190
QVC International	800	—	800
	$800	1,190	1,990
We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter of each year, or more frequently, if events or circumstances indicate impairment may have occurred. We perform goodwill impairment testing at the reporting unit level, which is defined in accounting guidance in accordance with GAAP as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company considers its reporting units to align with its operating segments.

We may utilize a qualitative assessment for determining whether a quantitative goodwill and other non-amortizable intangible asset impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. For the years ended December 31, 2025, 2024, and 2023, impairments of $1,465 million, $902 million, and $326 million, respectively, were recorded to QxH’s goodwill. For the year ended December 31, 2025, an impairment charge of $12 million was recorded to CBI's goodwill.
The Company recorded impairments of $930 million and $578 million for the years ended December 31, 2025 and 2024 related to the tradenames associated with QVC and HSN in the QxH reporting unit.
The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value. The Company determines fair values for each of the reporting units using a discounted cash flow model (a form of the income approach). Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in QVC Group's valuation analyses are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts.

Following our annual impairment assessment performed during the fourth quarter of 2025, it was determined that the fair values of non-amortizable intangible assets at the QxH reporting unit do not significantly exceed their carrying values. The Company will continue to monitor current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including intangible assets) at each reporting unit is appropriate. Future outlook declines in revenue, cash flows, macroeconomic factors, business conditions, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.
Retail Related Adjustments and Allowances. The Company records adjustments and allowances for sales returns, inventory net realizable value and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statements of operations. Sales returns represented 15.0%, 15.6% and 16.0% of gross product revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Inventory is stated at the lower of cost or market. Assessments about the realizability of inventory require the Company to make judgments based on the aging of its inventory balance, the likely method of disposition, and the estimated recoverable values based on historical experience of inventory markdowns and liquidation. Any change in estimate of net realizable value is included in cost of goods sold in the consolidated statements of operations. Inventories were $972 million and $1,061 million as of December 31, 2025 and 2024, respectively. Allowance for credit losses is calculated as a percent of accounts receivable at the end of a reporting period, and is based on historical experience, with the change in such allowance recorded as a provision for credit losses in selling, general and administrative expenses in the consolidated statements of operations. Trade accounts receivable (including installment payment, credit card and customer receivables) were $995 million and $1,151 million, as of December 31, 2025 and 2024, respectively. Allowance for credit losses related to uncollectible trade accounts receivable was $67 million and $77 million as of December 31, 2025 and 2024, respectively. Each of these estimates requires management judgment and may not reflect actual results.
Results of Operations—Businesses
QVC. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the internet and mobile applications.
In the U.S., QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN, and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, which we refer to as QVC's "U.S. Websites"; its social platforms (including TikTok, Instagram and others), virtual multichannel video programming distributors (including Hulu + Live TV, DirectTV Stream and YouTube TV); applications via streaming video (including Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, Alphabet and Samsung TV Plus); and mobile applications (collectively, the “Digital Platforms”).
QVC's Digital Platforms enable consumers to purchase goods offered on its televised programming, along with a wide assortment of products that are available only on its U.S. Websites. QVC U.S. Websites and its other Digital Platforms (including its mobile applications, social platforms and others) are natural extensions of its business model, allowing customers to engage in its shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, QVC’s U.S. websites allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account.
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside the U.S., primarily in Japan, Germany, the United Kingdom ("U.K."), and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., QVC’s international businesses also engage customers via websites, mobile applications and social platforms. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
QVC's operating results were as follows:

	Years ended December 31,
	2025	2024

	amounts in millions
Total revenue, net - GAAP	$8,293	8,997
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	(5,505)	(5,905)
Operating expenses	(637)	(693)
Advertising expenses	(369)	(312)
Selling, general and administrative expenses (excluding stock-based compensation and advertising)	(972)	(989)
Adjusted OIBDA - non-GAAP	810	1,098
Depreciation and amortization	(369)	(351)
Impairment of intangible assets	(930)	(578)
Impairment of goodwill	(1,465)	(902)
Gains on sales of assets and sale leaseback transactions	5	1
Restructuring, penalties and fire related costs, net of (recoveries) (note 14)	(53)	(18)
Stock-based compensation	(15)	(20)
Operating income (loss) - GAAP	$(2,017)	(770)
Total revenue, net was generated from the following geographical areas:

	Years ended December 31,
	2025	2024

	amounts in millions
QxH	$5,936	6,598
QVC International	2,357	2,399
	$8,293	8,997
Total revenue, net. QVC's consolidated net revenue decreased $704 million or 7.8% for the year ended December 31, 2025, as compared to the corresponding prior year. The $704 million decrease in 2025 net revenue was primarily due to an 8% decrease in units shipped primarily attributable to QxH. The decrease was also driven by a 1.2% decrease in average selling price per unit (“ASP”) primarily driven by QVC-International and to a lesser extent QxH and a

$57 million decrease in shipping and handling revenue attributable to QxH. These decreases to net revenue were partially offset by a $198 million decrease in estimated product returns primarily attributable to QxH and $66 million in favorable foreign exchange rates.
During the year ended December 31, 2025, the change in revenue and expenses was affected by the change in the exchange rates for the Euro, the U.K. Pound Sterling and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow is likely to be negatively affected.
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
The percentage change in net revenue for QVC in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2025
	U.S. dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(10.0)%	—%	(10.0)%
QVC International	(1.7)%	2.8%	(4.5)%
In 2025, QxH's net revenue decline of $662 million, or 10.0% was attributable to a 10.6% decrease in units shipped and a $53 million decrease in shipping and handling revenue. These declines were partially offset by a $156 million decrease in estimated product returns. For the year ended December 31, 2025, QxH experienced shipped sales declines across all product categories. QVC-International’s net revenue declined $108 million, or 4.5% in constant currency primarily due to a 2.7% decrease in units shipped across all markets except the U.K. and a 2.5% decrease in ASP across all markets except Italy. These declines were primarily offset by a $42 million decrease in estimated product returns. For the year ended December 31, 2025, QVC-International experienced shipped sales declines in constant currency across all product categories.
Cost of goods sold (exclusive of depreciation and amortization). QVC's cost of goods sold as a percentage of net revenue was 66.4%, and 65.6% for the years ended December 31, 2025 and 2024, respectively. The increase in cost of goods sold as a percentage of revenue in 2025 was primarily due to higher fulfillment costs across both segments driven by increased freight rates and warehousing costs, and higher product costs driven by tariffs at QxH. These increases were partially offset by improved margins on returns at QxH.
Operating expenses. QVC’s operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, and telecommunications expenses. Operating expenses were 7.7% of net revenue for each of the years ended December 31, 2025 and 2024.
Advertising expenses. QVC recorded advertising expenses of $369 million and $312 million for the years ended December 31, 2025 and 2024, respectively. QVC’s advertising expenses increased $57 million, or 18.3% for the year ended December 31, 2025 compared to the corresponding prior year period, primarily due to a $53 million increase in advertising investments at QxH driven by increased focus on social and streaming platforms in the current year.
Selling, general and administrative expenses (excluding stock-based compensation and advertising). QVC’s selling, general and administrative expenses excluding stock-based compensation and advertising include personnel, information technology, credit losses and production costs. Such expenses decreased $17 million and 1.7% for the year ended December 31, 2025 as compared to the prior year and increased as a percentage of net revenue to 11.7% from 11.0%.
The decrease in expense in 2025 resulted from a $54 million decrease in personnel costs attributable to QxH resulting from lower wages due to the reorganization of teams across the Company as part of the WIN strategy announced at the end of the first quarter of 2025 as well as a workforce reduction associated with the shift in the IT operating model that occurred in the second quarter of the prior year. The decrease was partially offset by a $25 million increase in management bonus expense primarily attributable to the cancellation of all QVCGA stock-settled and cash-settled RSU awards granted during 2025 and replacing with a cash award (see note 11 of the accompanying consolidated financial statements) and a $16 million increase in professional services expense.

Depreciation and amortization. Depreciation and amortization increased $18 million for the year ended December 31, 2025, as compared to the corresponding prior year. The increase in depreciation expense for the twelve months ended December 31, 2025 was primarily due to $45 million of accelerated depreciation of the St. Petersburg, FL campus and associated assets as a result of the closure completed in the third quarter of 2025. This increase was partially offset by a $23 million decrease in amortization expense driven by lower software amortization as a result of assets that fully amortized during 2024 and a decrease in television distribution right amortization and related expenses due to lower subscriber counts.

Impairment of intangible assets. QVC recorded intangible asset impairment losses of $930 million and $578 million for the years ended December 31, 2025 and 2024, respectively, related to decreases in the fair value of the QVC and HSN tradenames as a result of quantitative assessments performed by the Company (refer to note 5 to the accompanying consolidated financial statements).
Impairment of goodwill. QVC recorded goodwill impairment losses of $1,465 million and $902 million for the years ended December 31, 2025 and 2024, respectively, related to decreases in the fair value of the QxH reporting unit as a result of quantitative assessments performed by the Company (refer to note 5 to the accompanying consolidated financial statements).
Gains on sales of assets and sale-leaseback transactions. QVC recorded $5 million gains on sales of assets and sale-leaseback transactions for the year ended December 31, 2025 primarily related to the closing of two of the St. Petersburg property sales. QVC recorded $1 million of gain on sale of assets and sale leaseback transactions for the year ended December 31, 2024 related to the sale-leaseback of a property in Germany.
Restructuring, penalties and fire related costs, net of (recoveries). QVC recorded costs of $53 million and $18 million for the years ended December 31, 2025 and 2024, respectively, in restructuring, penalties and fire related costs, net of recoveries. For the year ended December 31, 2025, QVC recorded restructuring charges of $34 million and $19 million at QxH and QVC International, respectively, to reorganize teams across the Company as part of the WIN strategy (refer to note 14 to the accompanying consolidated financial statements). For the year ended December 31, 2024, QVC recorded restructuring charges of $18 million related to the shift in QVC’s IT operating model with a resulting workforce reduction.

Stock-based compensation. Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $15 million and $20 million of stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively. The decrease in 2025 was primarily related to the cancellation of all QVCGA stock-settled and cash-settled RSU awards granted during 2025 (refer to note 11 to the accompany consolidated financial statements).
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

CBI's operating results for the last two years were as follows:

	Years ended December 31,
	2025	2024

	amounts in millions
Total revenue, net - GAAP	$937	1,040
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	(559)	(619)
Operating expenses	(38)	(41)
Advertising expenses	(163)	(172)
Selling, general and administrative expenses (excluding stock-based compensation and advertising)	(161)	(172)
Adjusted OIBDA - Non-GAAP	16	36
Depreciation and amortization	(29)	(32)
Impairment of goodwill	(12)	—
Stock-based compensation	(1)	(2)
Operating income (loss) - GAAP	$(26)	2
Total revenue, net. CBI's consolidated net revenue decreased 9.9% for the year ended December 31, 2025, as compared to the corresponding prior year, primarily attributable to a decrease in units shipped of 14.0%, partially offset by a 4.0% increase in ASP compared to the prior year. The increase in ASP was primarily the result of price increases to mitigate the impact of tariffs. The decrease in units shipped was due to lower demand across all categories.
Cost of goods sold (exclusive of depreciation and amortization). CBI's cost of goods sold as a percentage of net revenue was 59.7% and 59.5% for the years ended December 31, 2025 and 2024, respectively. The increase in cost of goods sold as a percentage of revenue was primarily due to higher supply chain costs partially offset by higher product margins.
Operating expenses. Operating expenses are principally comprised of credit card processing fees and customer service expenses which are variable expenses that support sales activity. CBI’s operating expenses as a percentage of net revenue were 4.1% and 3.9% for the years ended December 31, 2025 and 2024, respectively. Operating expenses decreased $3 million for the year ended December 31, 2025, compared to the prior year, driven by decreased credit card fees and customer service charges due to lower sales volume.
Advertising expenses. CBI's recorded advertising expenses of $163 million and $172 million for the years ended December 31, 2025 and 2024, respectively. CBI's advertising expenses decreased $9 million primarily due to strategic reductions in catalog circulation and lower digital marketing spend.
Selling, general and administrative expenses (excluding stock-based compensation and advertising). CBI’s selling, general and administrative expenses include personnel costs, retail store operating expenses and miscellaneous operating expenses. Such expenses decreased $11 million and 6.4% for the year ended December 31, 2025 as compared to the prior year and increased as a percentage of net revenue to 17.2% from 16.5%. The decrease in selling, general and administrative expenses is primarily due to lower network infrastructure costs and lower legal costs.
Depreciation and amortization. CBI’s depreciation and amortization expense decreased $3 million for the year ended December 31, 2025, as compared to the corresponding period in the prior year, primarily due to fully amortizing technology investments during 2024.
Impairment of goodwill. CBI recorded goodwill impairment expense of $12 million during the year ended December 31, 2025 related to decreases in the fair value of the CBI reporting unit as a result of quantitative assessments performed by the Company (refer to note 5 to the accompanying consolidated financial statements).
Stock-based compensation. CBI’s stock-based compensation expense decreased $1 million for the year ended December 31, 2025, compared to the corresponding period in the prior year.

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
As discussed above, the senior secured notes have been classified as a current liability in the consolidated balance sheet, as of December 31, 2025. The table below reflects the contractual maturities of the senior secured notes.
As of December 31, 2025, our debt is comprised of the following amounts:

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
	dollar amounts in millions
Fixed rate debt (1)	$—	44	72	1,231	932	1,425	3,704	942
Weighted average interest rate on fixed rate debt	—%	4.8%	4.4%	6.5%	6.2%	6.0%	6.1%	N/A
Variable rate debt (1)	$2,900	—	—	—	—	—	2,900	2,900
Weighted average interest rate on variable rate debt	5.5%	—%	—%	—%	—%	—%	5.5%	N/A
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
N/A - Not applicable
Foreign currency exchange rate risk
QVC Group is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, QVC Group may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for each of the years ended December 31, 2025, 2024 and 2023, would have been impacted by approximately $3 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.

Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements of QVC Group are filed under this Item, beginning on page II-25. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer and under the supervision of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the chief executive officer, principal accounting and financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
See page II-22 for Management's Report on Internal Control Over Financial Reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
On April 10, 2026, QVC Group, Inc. (the “Company”) amended and restated the employment agreements (as amended and restated, the “Employment Agreements”) with each of our executive officers (the “Executives”) and adopted an executive severance plan (as described below), in each case, to provide for market standard severance provisions, including enhanced change in control severance benefits, in accordance with recommendations and materials previously reviewed and approved by the Board of Directors (“Board”) and the Compensation Committee of the Board. As amended and restated, the material terms of the Employment Agreements are unchanged from the prior employment agreements, except as described herein.
In connection with the amendment and restatement of the Employment Agreements, and based on the Compensation Committee’s review of updated market compensation data, the target annual bonus percentage for Bill Wafford was increased from 60% to 110% of base salary to bring total target cash compensation for Mr. Wafford closer to competitive market levels.
The Employment Agreements now also provide that all Executives, in addition to terminations of employment without “cause”, will be eligible for severance benefits upon a resignation with “good reason” (as each such term is defined in the applicable Employment Agreement, and each such termination, an “Involuntary Termination”), to the extent their original agreement did not already provide for severance benefits upon a resignation with “good reason.” Upon an Involuntary Termination outside of a Change in Control Period (as defined below) and subject to such Executive’s execution and non-revocation of a general release of claims and ongoing compliance with certain restrictive covenant obligations, all Executives (other than David Rawlinson) will be eligible for the following severance benefits: (i) a severance payment equal to 1.5x the sum of the Executive’s base salary and target annual bonus; (ii) a pro-rata target annual bonus for the termination year (“Pro-Rata Bonus”); and (iii) continued participation for the Executive and their eligible dependents in the Company’s group health plan at the Company’s expense for up to 18 months (the “COBRA

Benefit”). In addition to the foregoing, Mr. Rawlinson, in addition to his existing severance entitlements and subject to the same terms and conditions thereof, will be entitled to receive a Pro-Rata Bonus and the COBRA Benefit. In addition, the Employment Agreement with Mr. Rawlinson was amended to provide that his term of employment, previously set to expire in December 2027 without automatic renewal, will now automatically renew for successive one-year periods unless either Mr. Rawlinson or the Company provides notice of non-renewal prior to the applicable renewal date. If the Company elects not to renew Mr. Rawlinson’s Employment Agreement, he will be entitled to receive the severance benefits described above and below in connection with an Involuntary Termination. If Mr. Rawlinson elects not to renew his employment term, he will not be entitled to such severance benefits.
The Employment Agreements also provide that, upon an Involuntary Termination occurring during the period that is three months prior to or 18 months following a Change in Control (as defined in the Employment Agreements) (“Change in Control Period”), in lieu of the foregoing, the Executives will be eligible to receive the following severance benefits: (i) a severance payment equal to 2.0x (or 2.5x for Mr. Rawlinson) the sum of the Executive’s base salary and target annual bonus; (ii) a Pro-Rata Bonus; (iii) the COBRA Benefit and (iv) for Mr. Rawlinson only, payment of any earned but unpaid bonus for the prior year.
The foregoing description of the Employment Agreements with the Executives is not complete and is subject to, and qualified in its entirety by reference to the Employment Agreements, copies of which are attached to this report as Exhibits 10.53 and 10.54 and are incorporated by reference herein.
In addition to amending and restating employment agreements with the Executives, the Company adopted an executive severance plan, which provides employees with a title of vice president or higher with certain severance benefits based on such employee’s tenure with the Company at the time of termination and/or whether such termination occurs during a Change in Control Period.
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
The Company’s management, with participation of its chief executive officer and principal accounting and financial officer, under the oversight of the Company’s Board of Directors, evaluated the effectiveness of internal control over financial reporting as of December 31, 2025, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s Report On Internal Control Over Financial Reporting was not subject to audit by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
QVC Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of QVC Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive earnings (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company’s Credit Facility matures on October 27, 2026. In addition, the Company has exceeded their net leverage ratio as of December 31, 2025, which constitutes a breach of the financial covenant. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Sufficiency of audit evidence over revenue
As discussed in note 2 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $9,230 million of revenue for the year ended December 31, 2025. Substantially all of the Company’s customer orders, fulfillment and delivery services are dependent upon the use of information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment due to the highly automated nature of certain processes to record revenue that involve interfacing significant volumes of data across multiple IT systems. The complexity of the IT environment required the involvement of IT professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of revenue, including the IT systems tested. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain general IT and automated internal controls over the IT systems used for the processing and recording of revenue, as well as certain internal controls to reconcile information produced by the various systems to the Company’s general ledger. We assessed the revenue recorded by comparing cash receipts, adjusted for reconciling items, to the revenue recorded in the general ledger. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of such evidence.
Fair values of the QxH reporting unit and tradenames with indefinite lives
As discussed in notes 2 and 5 to the consolidated financial statements, the Company’s reporting units align with its operating segments and the QxH operating segment goodwill balance was $0 as of December 31, 2025. Tradenames with indefinite lives were $1,190 million as of December 31, 2025. The Company performs goodwill and indefinite-lived intangible asset impairment testing on an annual basis and more frequently if events and circumstances indicated that the asset might be impaired. The fair value of the QxH reporting unit was determined using a discounted cash flow method, and a goodwill impairment of $1,465 million was recorded. The fair value of tradenames with indefinite lives was determined using the relief from royalty method and a tradename impairment of $930 million was recorded. The impairment losses were recorded in the second quarter of 2025.
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
Philadelphia, Pennsylvania
April 15, 2026

QVC GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2025 and 2024

	2025	2024

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,972	905
Trade and other receivables, net of allowance for credit losses of $79 million and $91 million, respectively	1,040	1,143
Inventories	972	1,061
Other current assets	239	190
Total current assets	4,223	3,299
Property and equipment, net of accumulated depreciation of $974 million and $958 million respectively	401	502
Intangible assets not subject to amortization (note 5):
Goodwill	800	2,217
Tradenames	1,190	2,120
	1,990	4,337
Intangible assets subject to amortization, net (note 5)	336	402
Operating lease right-of-use assets	570	600
Other assets	106	103
Assets held for sale noncurrent (note 14)	17	—
Total assets	$7,643	9,243
(continued)

QVC GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
December 31, 2025 and 2024

	December 31, 2025	December 31, 2024

	amounts in millions, except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$701	776
Accrued liabilities	801	953
Current portion of debt, including $52 million and $282 million measured at fair value (note 6)	5,075	867
Other current liabilities	97	128
Total current liabilities	6,674	2,724
Long-term debt (note 6)	790	4,101
Deferred income tax liabilities (note 8)	1,144	1,313
Preferred stock (note 9)	1,366	1,272
Operating lease liabilities (note 7)	580	598
Other liabilities	106	120
Total liabilities	10,660	10,128
Equity
Stockholders' equity (note 9):
Series A common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 7,903,233 shares at December 31, 2025 and 7,793,090 shares at December 31, 2024	—	—
Series B common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 182,233 shares at December 31, 2025 and 178,557 shares at December 31, 2024	—	—
Series C common stock, $.01 par value. Authorized 4,000,000,000 shares; no shares issued	—	—
Additional paid-in capital	142	138
Accumulated other comprehensive earnings (loss), net of taxes	291	(15)
Retained earnings (accumulated deficit)	(3,533)	(1,094)
Total stockholders' equity (deficit)	(3,100)	(971)
Noncontrolling interests in equity of subsidiaries	83	86
Total equity	(3,017)	(885)
Commitments and contingencies (note 14)
Total liabilities and equity	$7,643	9,243
See accompanying notes to consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Of Operations
Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023

	amounts in millions, except per share amounts
Total revenue, net	$9,230	10,037	10,915
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	6,064	6,524	7,230
Operating expense	675	734	795
Selling, general and administrative, including stock-based compensation	1,736	1,708	1,869
Depreciation and amortization	398	383	407
Impairment of intangible assets (note 5)	930	578	—
Impairment of goodwill (note 5)	1,477	902	326
Gains on sales of assets and sale leaseback transactions	(5)	(1)	(113)
Restructuring, penalties and fire related costs, net of (recoveries) (note 14)	53	18	(189)
	11,328	10,846	10,325
Operating income (loss)	(2,098)	(809)	590
Other income (expense):
Interest expense	(496)	(468)	(451)
Interest and dividend income	50	50	52
Realized and unrealized gains (losses) on financial instruments, net (note 4)	(40)	(60)	(61)
Loss on disposition of Zulily, net (note 1)	—	—	(64)
Tax sharing income (expense) with Liberty Broadband	10	(4)	(11)
Other, net	(9)	—	11
	(485)	(482)	(524)
Earnings (loss) before income taxes	(2,583)	(1,291)	66
Income tax (expense) benefit (note 8)	185	41	(160)
Net earnings (loss)	(2,398)	(1,250)	(94)
Less net earnings (loss) attributable to the noncontrolling interests	41	40	51
Net earnings (loss) attributable to QVC Group, Inc. shareholders	$(2,439)	(1,290)	(145)

Basic and diluted net earnings (loss) attributable to Series A and Series B QVC Group, Inc. shareholders per common share (note 2):	$(302.97)	(163.00)	(18.50)
See accompanying notes to consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Of Comprehensive Earnings (Loss)
Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023

	amounts in millions
Net earnings (loss)	$(2,398)	(1,250)	(94)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	108	(87)	15
Recognition of previously unrealized losses (gains) on debt, net	(8)	—	(43)
Credit risk on fair value debt instruments gains (loss) (note 13)	206	(21)	84
Other	—	—	5
Other comprehensive earnings (loss)	306	(108)	61
Comprehensive earnings (loss)	(2,092)	(1,358)	(33)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	41	33	44
Comprehensive earnings (loss) attributable to QVC Group, Inc. shareholders	$(2,133)	(1,391)	(77)
See accompanying notes to consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
Years ended December 31, 2025, 2024 and 2023

	2025	2024	2023

	amounts in millions (See note 3)
Cash flows from operating activities:
Net earnings (loss)	$(2,398)	(1,250)	(94)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	398	383	407
Impairment of intangible assets	930	578	—
Impairment of goodwill	1,477	902	326
Stock-based compensation	16	32	53
Noncash interest expense	101	7	9
Realized and unrealized (gains) losses on financial instruments, net	40	60	61
Gains on sales of assets and sale leaseback transactions	(5)	(1)	(113)
Deferred income tax expense (benefit)	(230)	(211)	80
Gain on insurance proceeds, net of fire related costs	—	—	(225)
Insurance proceeds received for inventory, operating expenses and business interruption losses	—	—	226
Loss on disposition of Zulily, net	—	—	64
Other, net	3	(6)	15
Changes in operating assets and liabilities
Decrease (increase) in trade and other receivables	104	144	36
Decrease (increase) in inventories	112	(28)	257
Decrease (increase) in prepaid expenses and other assets	121	67	68
(Decrease) increase in trade accounts payable	(89)	(104)	(34)
(Decrease) increase in accrued and other liabilities	(306)	(48)	(217)
Net cash provided (used) by operating activities	274	525	919
Cash flows from investing activities:
Capital expenditures	(156)	(199)	(230)
Expenditures for television distribution rights	(93)	(37)	(113)
Proceeds from sale of fixed assets	12	6	208
Cash proceeds from dispositions of investments	—	7	71
Cash paid for disposal of Zulily	—	—	(41)
Insurance proceeds received for fixed asset loss	—	—	54
Payments for settlements of financial instruments	—	—	(179)
Payments from settlements of financial instruments	—	—	167
Other investing activities, net	(8)	(2)	9
Net cash provided (used) by investing activities	(245)	(225)	(54)
Cash flows from financing activities:
Borrowings of debt	1,986	2,014	1,267
Repayments of debt	(870)	(2,454)	(2,258)
Dividends paid to noncontrolling interest	(44)	(51)	(53)
Dividends paid to common shareholders	(1)	(4)	(8)
Indemnification agreement settlement	—	—	45
Other financing activities, net	(7)	(3)	(3)
Net cash provided (used) by financing activities	1,064	(498)	(1,010)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	17	(15)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,110	(213)	(149)
Cash, cash equivalents and restricted cash at beginning of year	923	1,136	1,285
Cash, cash equivalents and restricted cash at end of year	$2,033	923	1,136
See accompanying notes to consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Of Equity
Years ended December 31, 2025, 2024 and 2023

	Stockholders' Equity (Deficit)
				Accumulated	Retained	Noncontrolling
			Additional	other	earnings	interest
	Common stock		paid-in	comprehensive	(accumulated	in equity	Total
	Series A	Series B	capital	earnings (loss)	deficit)	of subsidiaries	equity

	amounts in millions
Balance at December 31, 2022	$—	—	57	18	337	113	525
Net earnings (loss)	—	—	—	—	(145)	51	(94)
Other comprehensive earnings (loss)	—	—	—	68	—	(7)	61
Stock-based compensation	—	—	46	—	—	—	46
Distribution to noncontrolling interest	—	—	—	—	—	(53)	(53)
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Distribution of dividends to common and preferred shareholders	—	—	—	—	4	—	4
Other	—	—	1	—	—	—	1
Balance at December 31, 2023	—	—	103	86	196	104	489
Net earnings (loss)	—	—	—	—	(1,290)	40	(1,250)
Other comprehensive earnings (loss)	—	—	—	(101)	—	(7)	(108)
Stock-based compensation	—	—	35	—	—	—	35
Distribution to noncontrolling interest	—	—	—	—	—	(51)	(51)
Withholding taxes on net share settlements of stock-based compensation	—	—	(2)	—	—	—	(2)
Other	—	—	2	—	—	—	2
Balance at December 31, 2024	—	—	138	(15)	(1,094)	86	(885)
Net earnings (loss)	—	—	—	—	(2,439)	41	(2,398)
Other comprehensive earnings (loss)	—	—	—	306	—	—	306
Stock-based compensation	—	—	5	—	—	—	5
Distribution to noncontrolling interest	—	—	—	—	—	(44)	(44)
Other	—	—	(1)	—	—	—	(1)
Balance at December 31, 2025	$—	—	142	291	(3,533)	83	(3,017)
See accompanying notes to consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
(1) Basis of Presentation
The accompanying consolidated financial statements include the accounts of QVC Group, Inc. (formerly named Qurate Retail, Inc.) and its controlled subsidiaries (collectively, "QVC Group," the "Company," “we,” “us,” and “our”) unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. QVC Group is made up of wholly-owned subsidiaries QVC, Inc. (“QVC”), which includes HSN, Inc. (“HSN”), Cornerstone Brands, Inc. (“CBI”), and other equity investments, and is primarily engaged in the video and online commerce industries in North America, Europe and Asia.
The consolidated financial statements in this Annual Report on Form 10-K have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2025, QVC’s net leverage ratio, as calculated under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement” and the credit facility thereunder, the “Credit Facility”), was greater than 4.5 to 1.0. Under the terms of the Credit Agreement, this constitutes a breach of the financial covenant. Without a waiver under the Credit Agreement, the lenders have the right, but not the obligation, to accelerate the loans and demand repayment from QVC for noncompliance with the net leverage ratio debt covenant; however such acceleration cannot occur until certain conditions are satisfied, including the expiration of a cure period during which QVC may take remedial action to cure the breach.

Additionally, under the indentures governing the senior secured notes, a default under the Credit Agreement will only constitute an event of default under the indentures, and thus trigger the right, but not the obligation, of the noteholders to accelerate the senior secured notes and demand repayment if (i) the Credit Agreement has been accelerated, (ii) there is a payment default under the Credit Agreement or (iii) there is a foreclosure on collateral securing the Credit Agreement. Accordingly, acceleration of the senior secured notes is not automatic upon a breach of the Credit Agreement covenant; it is contingent upon the occurrence of one of these specified events under the Credit Agreement.
The outstanding principal associated with the Credit Facility and senior secured notes is $5,046 million. As a result of the above-noted net leverage ratio and the maturity date of the Credit Facility, outstanding balances have been classified as a current liability in the consolidated balance sheet, as of December 31, 2025.
QVC Group and certain of our direct and indirect subsidiaries, including QVC, Inc. (collectively, the “Company Parties”), intend to commence voluntary cases (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). We intend to operate our businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. QVC Group and QVC, Inc. intend to request approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Cases.
Subsequent to the filing of our Chapter 11 Cases, we will adopt Financial Accounting Standards Board ASC Topic 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.
Commencing the Chapter 11 Cases will constitute an event of default that accelerates the Company Parties’ respective obligations under (i) the 4.750% Senior Secured Notes due 2027, 4.375% Senior Secured Notes due 2028, 6.875% Senior Secured Notes due 2029, 5.450% Senior Secured Notes due 2034, 5.950% Senior Secured Notes due 2043, 6.375% Senior Secured Notes due 2067, and 6.250% Senior Secured Notes due 2068 (collectively, the “QVC Notes”), issued by QVC, (ii) the 3.75% senior unsecured exchangeable debentures due 2030, 4.00% senior unsecured exchangeable debentures due 2029, 8.25% senior unsecured debentures due 2030, and 8.50% senior unsecured debentures due 2029 (collectively, the “LINTA Notes”), issued by Liberty Interactive LLC (“LI LLC”) and (iii) the Credit Facility. The Credit Facility, together with the QVC Notes and LINTA Notes, are herein referred to as the “Debt Instruments”. The Credit Facility and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
(x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay.
As a result of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact or timing of events that occur during our Chapter 11 Cases and the impact that those events will have on our business, financial condition and results of operations. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.
Automatic Stay and Other Protections
Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of our Chapter 11 Cases will automatically stay the continuation of most legal proceedings or the filing of other actions against or on behalf of QVC Group or our property to recover on, collect or secure a claim arising prior to the filing of our Chapter 11 Cases or to exercise control over property of our bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim (the "Automatic Stay"). Notwithstanding the general application of the Automatic Stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.
Nasdaq Delisting
We expect to receive a delisting notice (the "Delisting Notice") from the Nasdaq Stock Market LLC notifying us that, in connection with the Chapter 11 Cases and in accordance with Nasdaq Listing Rule 5550(a)(2), the Nasdaq Stock Market LLC has determined that our shares of capital stock would be delisted from the Nasdaq Capital Market and that trading of our shares of capital stock on the Nasdaq Capital Market will be suspended immediately. Following the suspension of trading on the Nasdaq Capital Market, we expect our shares of capital stock to be quoted on the OTCID Basic Market or another over-the-counter market. The over-the-counter markets are significantly more limited than the Nasdaq Capital Market. Quotation on the OTCID Basic Market or another over-the-counter market could result in a less liquid market for existing and potential holders of our capital stock and could further depress the trading price of our capital stock. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of our capital stock on the over-the-counter markets, or whether the trading volume of our capital stock will be sufficient to provide for an efficient trading market.

We also expect Nasdaq Stock Market LLC to file a Form 25 for us in connection with the delisting of our shares of capital stock from the Nasdaq Capital Market. The delisting will become effective ten days after the Form 25 is filed. In accordance with Rule 12d2-2 of the Exchange Act, the deregistration of our shares of capital stock under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25 is filed.
LMC Agreements
QVC Group has entered into certain agreements with Liberty Media Corporation ("LMC"), a separate publicly traded company. These agreements include a reorganization agreement, services agreement and facilities sharing agreement. As a result of certain corporate transactions, LMC and QVC Group may have obligations to each other for certain tax related matters. Neither QVC Group nor LMC has any stock ownership, beneficial or otherwise, in the other. In connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”), QVC Group and an entity formerly known as GCI Liberty, Inc. (“prior GCI Liberty”) entered into a tax sharing agreement. Pursuant to the tax sharing agreement, prior GCI Liberty agreed to indemnify QVC Group for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by prior GCI Liberty (applicable to actions or failures to act by prior GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of prior GCI Liberty (or any successor corporation). Following a merger between Liberty Broadband Corporation (“Liberty Broadband”) and prior GCI Liberty, Liberty Broadband has assumed the tax sharing agreement. QVC Group has recorded a payable to Liberty Broadband under the tax sharing agreement in the amount of approximately $10 million and $20 million as of December 31, 2025 and December 31, 2024, respectively, included in other liabilities in the consolidated balance sheets.
The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between QVC Group and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provided QVC Group with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity, and investor relations support. In December 2019, the Company entered into an amended services agreement. Under the amended services agreement, components of the compensation paid to LMC’s former Chief Executive’s Officer (“CEO”) (who also served as our Chairman of the Board) were either paid directly to him or reimbursed to LMC, in each case, based on allocations set forth in the amended services agreement. LMC's former CEO’s employment arrangement with LMC ended on December 31, 2024, but he continues to serve as Chairman of QVC Group pursuant to a new employment agreement with our Company. See note 10 for additional information.
QVC Group reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for QVC Group's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. As part of its ongoing strategy to expand into a live social shopping company, QVC Group has undertaken various organizational and strategic changes. As part of that transition, all then current officers of QVC Group (with limited exceptions) stepped down from their officer positions, during the first half of 2025, and these positions were assumed by members of the QVC management team, effective as of April 1, 2025. LMC continued to support QVC Group throughout the transition period, which was substantially completed during the third quarter of 2025. During the third quarter of 2025, the management of QVC Group and QVC began to perform certain general and administrative services previously provided to QVC Group by LMC, and as a result LMC substantially reduced their provided services. Under these various agreements approximately $5 million, $8 million and $7 million of these allocated expenses were reimbursable from QVC Group to LMC for the years ended December 31, 2025, 2024 and 2023, respectively.
Reverse Stock Split
On May 22, 2025, the Company filed an amendment to its Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s Series A common stock, par value 0.01 per share (“QVCGA”), and Series B common stock, par value 0.01 per share (“QVCGB” and, together with QVCGA, the “Common Stock”), at a ratio of 1-for-50 (the “Reverse Stock Split”). There was no change to the number of QVCGA and QVCGB shares currently authorized. The Charter Amendment was authorized by the stockholders of the Company at the Company’s Annual Meeting of Stockholders held on May 12, 2025.
Pursuant to the Charter Amendment on May 22, 2025, every 50 shares of QVCGA and QVCGB were automatically converted into one share of QVCGA and QVCGB, respectively, without any change in par value per share. The number of shares of Common Stock reserved for issuance, the number of shares subject to the then-outstanding awards, and the purchase or exercise price or payout value based on a number of shares of the then-outstanding awards were proportionately adjusted. The Company did not issue fractional shares of Common Stock in connection with the Reverse Stock Split. Instead, stockholders who were otherwise entitled to receive a fractional share of Common Stock following the Reverse Stock Split received a cash payment (without interest) in lieu of such fractional shares. .
The Company’s Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the opening of trading on May 23, 2025. On May 27, 2025, the Company elected to have QVCGB suspended from trading on the Nasdaq Capital Market and QVCGB began quotation on the OTCQB Venture Market on May 28, 2025.
Unless noted, all shares of Common Stock, including Common Stock underlying stock options and restricted stock units, as well as all conversion ratios, exercise prices, conversion prices and per share information in the consolidated

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023
financial statements have been retroactively adjusted to reflect the 1-for-50 Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Annual Report on Form 10-K.
Zulily Divestiture
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
Included in revenue in the accompanying consolidated statements of operations is $301 million for the year ended December 31, 2023, related to Zulily. Included in net earnings (loss) in the accompanying consolidated statement of operations are losses of $44 million for the year ended December 31, 2023, related to Zulily.

(2) Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.
Restricted Cash
Restricted cash as of December 31, 2025 primarily includes cash deposits to cover potential disputes or other financial obligations with certain counterparties and a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.
Restricted cash as of December 31, 2024 primarily includes the above noted cash deposit with a third party trustee.
Trade Receivables
Trade and Other Receivables from major credit cards represents amounts owed to QVC Group from the credit card clearing houses for amounts billed but not yet collected. Trade and Other Receivables consisted of the following:

	December 31,
(in millions)	2025	2024
Installment payment option	$816	946
Major credit cards and customers	179	205
Trade accounts receivable	995	1,151
Other receivables	124	83
Trade and other receivables	1,119	1,234
Less: allowance for credit losses	(79)	(91)
Trade and other receivables, net	$1,040	1,143
Trade receivables are reflected net of sales returns. A provision for credit losses is provided as a percentage of accounts receivable based on historical experience in the period of sale and included in selling, general and administrative expense (“SG&A”). A provision for vendor receivables are determined based on an estimate of probable expected losses and included in cost of goods sold.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
A summary of activity in the allowance for credit losses is as follows:

	Balance beginning of year	Additions			Balance end of year
		Charged to expense	Other	Deductions- write-offs

	amounts in millions
2025	$91	50	—	(62)	79
2024	$102	57	(1)	(67)	91
2023	$111	59	(6)	(62)	102
Inventories
Inventories, consisting primarily of products held for sale, is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method. Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable values of each disposition category.
Derivative Instruments and Hedging Activities
All of the Company's derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings (loss) and are recognized in the statements of operations when the hedged item affects earnings (loss). Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.
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

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Property and Equipment
Property and equipment consisted of the following:

	December 31,		Estimated useful
($ in millions)	2025	2024	life
Land	$45	63	N/A
Buildings and improvements	416	452	2 - 40 years
Furniture and other equipment	623	614	2 - 15 years
Broadcast equipment	120	133	2 - 7 years
Computer equipment	129	147	2 - 5 years
Projects in progress	42	51	N/A
Total property and equipment	1,375	1,460
Less: accumulated depreciation	(974)	(958)
Property and equipment, net	$401	502
N/A - Not applicable.
Property and equipment, including significant improvements, is stated at amortized cost, less impairment losses, if any. Depreciation is computed using the straight-line method.
Internally developed software
Internal software development costs are capitalized in accordance with guidance on accounting for the costs of computer software developed or obtained for internal use, and are classified within other intangible assets in the consolidated balance sheets. The Company amortizes computer software and internal software development costs over an estimated useful life of approximately three years using the straight-line method.
Intangible Assets
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events. Goodwill and other intangible assets with indefinite useful lives ( "indefinite lived intangible assets") are not amortized, but instead are tested for impairment at least annually. Our annual impairment assessment of our indefinite-lived intangible assets is performed during the fourth quarter of each year.
When evaluating goodwill for impairment, we may utilize a qualitative assessment for determining whether a quantitative goodwill impairment analysis is necessary for any of our reporting units. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. A reporting unit is defined in accounting guidance in accordance with GAAP as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company considers its reporting units to align with its operating segments. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current year and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
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
The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The accounting guidance also allows entities the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Television Distribution Rights
The Company enters into affiliation agreements with television providers for carriage of the Company's shopping service, as well as for certain channel placement. If these television providers were to change the number of subscribers to the agreement through acquisition, it may change the amount paid by the Company.
The Company's ability to continue to sell products to its customers is significantly dependent on its ability to maintain and renew these affiliation agreements. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. The Company does not have distribution agreements with some of the cable operators that carry its programming.
Television distribution rights are amortized using the straight-line method over the lives of the individual agreements.
Self-Insurance Reserves
The Company is self-insured for workers compensation and general liability claims up to certain maximum liability amounts and for medical claims up to the stop-loss deductible. Although the amounts accrued are actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts the Company will ultimately disburse could differ from such accrued amounts.
Impairment of Long-lived Assets
The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangible assets) upon a triggering event to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If a triggering event occurs and the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value. The Company generally measures fair value by considering sale prices for similar asset groups or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.
Noncontrolling Interests
The Company reports noncontrolling interests of subsidiaries within equity in the balance sheet and the amount of consolidated net income attributable to the parent and to the noncontrolling interest is presented in the statements of

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
operations. Also, changes in ownership interests in subsidiaries in which the Company maintains a controlling interest are recorded in equity.
Foreign Currency Translation
The functional currency of the Company is the U.S. Dollar. The functional currency of the Company's foreign operations generally is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings (loss) in stockholders' equity.
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
Revenue Recognition
Disaggregated revenue by segment and product category consisted of the following:

	Year ended December 31, 2025
	QxH	QVC Int'l	CBI	Corp and other	Total

	amounts in millions
Home	$2,389	956	770	—	4,115
Apparel	1,094	422	167	—	1,683
Beauty	883	545	—	—	1,428
Accessories	708	206	—	—	914
Electronics	441	66	—	—	507
Jewelry	273	161	—	—	434
Other revenue	148	1	—	—	149
Total Revenue	$5,936	2,357	937	—	9,230

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023

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
December 31, 2025, 2024 and 2023
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
An allowance for sales returns is provided as a percentage of sales based on historical experience. A summary of activity in the allowance for sales returns, is as follows:

	Balance beginning of year	Additions - charged to earnings	Deductions	Balance end of year

	amounts in millions
2025	$190	1,540	(1,572)	158
2024	$219	1,734	(1,763)	190
2023	$215	1,898	(1,894)	219
Cost of Goods Sold
Cost of goods sold primarily includes actual product cost, provision for excess and obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.
Advertising Costs
Advertising costs generally are expensed as incurred. Advertising expense aggregated $532 million, $484 million and $497 million for the years ended December 31, 2025, 2024 and 2023, respectively. Advertising costs are reflected in SG&A, including stock-based compensation line item in our consolidated statements of operations and are shown separately in note 15.
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
During 2025, the Board of Directors of QVC Group and the Compensation Committee of the Board implemented a revised compensation structure for the Company. As a part of this revised compensation structure, certain officers, employees and directors of the Company were paid approximately $55 million in exchange primarily for (1) cancellation of

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
their 2025 RSU grants, as well as cancellation of one half of David Rawlinson II, our President and Chief Executive Officer's 2025 performance cash award, (2) advance payments of the 2025 management bonus plan and (3) for certain officers, advance payments of long term incentive awards and management bonus plans that would have been granted in 2026. As a result of this compensation change, all of the 2025 restricted stock grants and a portion of a 2025 performance award grant were canceled. Additionally, the expense associated with the impacted awards (the 2025 restricted stock grants and a portion of a 2025 performance award grant) will no longer qualify as stock-based compensation expense, beginning in the fourth quarter of 2025.
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
Earnings (Loss) Attributable to QVC Group Stockholders and Earnings (Loss) Per Common Share
Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. On May 22, 2025, the Company effected a reverse stock split. Refer to note 1 Basis of Presentation, for additional discussion regarding the Company's reverse stock split.
Series A and Series B Common Stock
EPS for all periods through December 31, 2025, is based on the following WASO. Excluded from diluted EPS for each of the years ended December 31, 2025, 2024 and 2023, are less than one million potentially dilutive common shares because their inclusion would be antidilutive.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023

	Years ended December 31,
	2025	2024	2023

	number of shares in thousands
Basic WASO	8,051	7,920	7,735
Dilutive shares (1)	—	—	—
Diluted WASO	8,051	7,920	7,735
(1) Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect.
Reclasses and adjustments
Certain prior period amounts have been reclassified for comparability with the current year presentation.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. QVC Group considers (i) fair value measurements of non-financial instruments and (ii) estimates of retail-related adjustments and allowances to be its most significant estimates.
New Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories at interim and annual reporting periods. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the estimation of expected credit losses for certain current receivables and contract assets under the CECL model, particularly those arising from revenue contracts under ASC 606. The standard is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. Prospective application of the new guidance is required. The Company will adopt this new standard as of January 1, 2026 and does not expect it to have a material impact on its consolidated financial statements.
In September 2025 the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 clarifies and modernizes the accounting for costs related to internal-use software by removing all references to project stages throughout ASC 350-40 and clarifying the threshold entities apply to begin capitalizing costs. The standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. The new guidance may be applied using a prospective, retrospective or modified transition approach. The Company is in the process of evaluating the impacts related to the new standard.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The effective date for the standard is for fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
ended December 31, 2025 and has applied it prospectively in the financial statements. See note 8 for income tax disclosures.

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Cash paid for interest	$414	458	471

Cash paid for income taxes, net	$106	153	107
The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,
	2025	2024

	amounts in millions
Cash and cash equivalents	$1,972	905
Restricted cash included in other current assets	61	18
Total cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$2,033	923

(4) Assets and Liabilities Measured at Fair Value
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in "active markets" for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets. Money market funds are included as cash equivalents Level 1 fair value instruments in the table below. The Company's Level 2 financial liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs. Accordingly, these financial instruments are reported in the below table as Level 2 fair value instruments.
The Company’s assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2025			December 31, 2024
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)

	amounts in millions
Cash equivalents	$816	816	—	652	652	—
Debt	$52	—	52	282	—	282
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Equity securities	$(5)	(22)	(22)
Exchangeable senior debentures	(35)	(38)	(33)
Indemnification asset (1)	—	—	(5)
Other financial instruments	—	—	(1)
	$(40)	(60)	(61)
_________________________________
(1)Pursuant to an indemnification agreement Liberty Broadband agreed to indemnify Liberty Interactive LLC (“LI LLC”) for certain payments made to holders of LI LLC’s 1.75% exchangeable senior debentures due 2046 (the “1.75% Exchangeable Senior Debentures”). As of December 31, 2023, all remaining 1.75% Exchangeable Senior Debentures were either retired or exchanged.

The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the consolidated statement of operations are primarily due to market factors largely driven by changes in the fair value of the underlying shares into which the debt is exchangeable.
The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk were gains of $270 million, losses of $27 million and gains of $50 million, net of the recognition of previously unrecognized gains and losses, for the years ended December 31, 2025, 2024, and 2023, respectively.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
During the fourth quarter of 2025, certain holders of the 4% Exchangeable Senior Debentures, exchanged their debentures for cash in an amount equal to the current market price of the shares underlying their debentures. As a result of the exchange, the Company settled a total of $10 million and $1 million in principal and carrying value, respectively. During the year ended December 31, 2025, the Company recognized $10 million of previously unrecognized gains related to the retirement of a portion of the 4% Exchangeable Senior Debentures, which was recognized through realized and unrealized gains (losses) on financial instruments, net on the consolidated statement of operations. During the year ended December 31, 2023, the Company recognized $60 million of previously unrecognized gains related to the retirement of a portion of the 1.75% Exchangeable Senior Debentures, which was recognized through realized and unrealized gains (losses) on financial instruments, net on the consolidated statement of operations. The cumulative change was a gain of $772 million and $512 million as of December 31, 2025 and December 31, 2024, net of the recognition of previously unrecognized gains and losses, respectively.

(5) Intangible Assets
Goodwill
Changes in the carrying amount of goodwill are as follows:

	QxH	QVC International	CBI	Corporate and Other

	amounts in millions
Balance at January 1, 2024	$2,367	785	12	3,164
Impairment	(902)	—	—	(902)
Exchange rate fluctuations	—	(45)	—	(45)
Balance at December 31, 2024	1,465	740	12	2,217
Impairment	(1,465)		(12)	(1,477)
Exchange rate fluctuations	—	60	—	60
Balance at December 31, 2025	$—	800	—	800

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Intangible Assets
Other intangible assets consist of the following:

	December 31, 2025			December 31, 2024
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average remaining life (years)

	amounts in millions
Purchased and internally developed software	$1,230	(1,015)	215	1,195	(943)	252	2
Affiliate and customer relationships	2,835	(2,788)	47	2,816	(2,722)	94	1
Television distribution rights	161	(93)	68	535	(489)	46	1
Other	54	(48)	6	46	(36)	10	2
Intangible assets subject to amortization	$4,280	(3,944)	336	4,592	(4,190)	402
Tradenames (indefinite life)	$1,190	—	1,190	2,120	—	2,120	N/A
As of December 31, 2025, QVC Group expects that amortization expense will be as follows for the next five years (amounts in millions):

2026	$225
2027	76
2028	33
2029	2
2030	—
Impairment of goodwill and intangible assets
As a result of recent financial performance, macroeconomic conditions, declines in stock price and credit rating downgrades, it was determined during the second quarter of 2025 that an indication of impairment existed for the QxH reporting unit including goodwill and the QVC and HSN tradenames. The fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $930 million for the QVC and HSN tradenames was recorded during the second quarter of 2025, in impairment of intangible assets in the consolidated statements of operations. The fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $1,465 million was recorded during the second quarter of 2025 in impairment of goodwill in the consolidated statements of operations. During the Company's annual impairment test it was determined that it was more likely than not that an impairment existed for the CBI reporting unit's goodwill, as a result of recent financial performance and macroeconomic trends. The Company performed a quantitative analysis using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $12 million was recorded during the fourth quarter of 2025 in impairment of goodwill in the consolidated statements of operations. The Company utilized the assistance of a third party specialist when determining the above noted fair values for all years.
During prior years, indications of impairment existed for the QxH reporting unit including goodwill and the QVC and HSN tradenames. The fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
royalty rate (market approach) (Level 3), and an impairment in the amount of $578 million for the QVC and HSN tradenames, was recorded during the fourth quarter of 2024, in impairment of intangible assets in the consolidated statements of operations. The fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and goodwill impairments in the amounts of $902 million and $326 million for QxH were recorded in 2024 and 2023, respectively, in impairment of goodwill in the consolidated statements of operations. The Company utilized the assistance of a third party specialist when determining the above noted fair values.
As of December 31, 2025 the Company had accumulated goodwill impairment losses of $5,228 million and $12 million attributed to the QxH reporting unit and CBI, respectively.

(6) Debt
Debt is summarized as follows:

	Outstanding principal December 31, 2025	Carrying value
		December 31, 2025	December 31, 2024

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4% Exchangeable Senior Debentures due 2029 (1)(2)(3)	339	24	128
3.75% Exchangeable Senior Debentures due 2030 (1)(2)(3)	427	28	154
Subsidiary level notes and facilities
QVC 4.45% Senior Secured Notes due 2025(3)	—	—	585
QVC 4.75% Senior Secured Notes due 2027(2)	44	44	44
QVC 4.375% Senior Secured Notes due 2028(2)	72	72	72
QVC 6.875% Senior Secured Notes due 2029(2)	605	605	605
QVC 5.45% Senior Secured Notes due 2034(2)	400	400	400
QVC 5.95% Senior Secured Notes due 2043(2)	300	300	300
QVC 6.375% Senior Secured Notes due 2067(2)	225	225	225
QVC 6.25% Senior Secured Notes due 2068(2)	500	500	500
QVC Senior Secured Credit Facility(2)	2,900	2,900	1,195
Finance lease obligations	2	2	—
Deferred loan costs(2)	—	(24)	(29)
Total consolidated QVC Group debt	$6,606	5,865	4,968
Less current classification		(5,075)	(867)
Total long-term debt		$790	4,101
_________________________________
(1)Measured at fair value
(2)Classified as current as of December 31, 2025
(3)Classified as current as of December 31, 2024

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Covenant Compliance
As noted in note 1, as of December 31, 2025 QVC is not in compliance with the net leverage ratio, as calculated under the Credit Facility. Under the terms of the Fifth Amended and Restated Credit Agreement, this constitutes a breach of the financial covenant.
Under both the Fifth Amended and Restated Credit Agreement and the indentures governing the senior secured notes, QVC is permitted to make unlimited dividends to service the debt of its parent entities so long as it is not in default under those agreements and to make certain restricted payments to QVG Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries. As a result of the breach of financial covenant under the Fifth Amended and Restated Credit Agreement, QVC is no longer permitted to make unlimited dividends to service the debt of its parent entities to QVC Group. QVC can continue to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
The outstanding principal associated with the Credit Facility and senior secured notes is $5,046 million. As a result of the above-noted net leverage ratio and the maturity date of the Credit Facility, outstanding balances have been classified as a current liability in the consolidated balance sheet, as of December 31, 2025.
Exchangeable Senior Debentures
Each $1,000 debenture of LI LLC’s 4% exchangeable senior debentures due 2029 (“4% Exchangeable Senior Debentures”) was exchangeable at the holder's option for the value of 3.2265 shares of Sprint Corporation (“Sprint”) common stock and 0.7860 shares of Lumen Technologies, Inc. (“Lumen Technologies”) (formerly known as CenturyLink, Inc.) common stock. On April 1, 2020, T-Mobile US, Inc. (“T-Mobile”) completed its acquisition of Sprint Corporation (“TMUS/S Acquisition”) for 0.10256 shares of T-Mobile for every share of Sprint Corporation. Following the TMUS/S Acquisition, the reference shares attributable to each $1,000 original principal amount of the 4% Exchangeable Senior Debentures consist of 0.3309 shares of common stock of T-Mobile, and 0.7860 shares of common stock of Lumen Technologies. LI LLC may, at its election, pay the exchange value in cash, T-Mobile and Lumen Technologies common stock or a combination thereof. LI LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the principal amount of the debentures plus accrued interest. As a result of various principal payments made to holders of the 4% Exchangeable Senior Debentures, the adjusted principal amount of each $1,000 debenture is $899 as of December 31, 2025.
Each $1,000 debenture of LI LLC's 3.75% exchangeable senior debentures due 2030 (“3.75% Exchangeable Senior Debentures”) was exchangeable at the holder's option for the value of 2.3578 shares of Sprint common stock and 0.5746 shares of Lumen Technologies common stock. Following the TMUS/S Acquisition, each $1,000 debenture of LI LLC’s 3.75% Exchangeable Senior Debentures is exchangeable at the holder’s option for the value of 0.2419 shares of T-Mobile common stock and 0.5746 shares of Lumen Technologies common stock. LI LLC may, at its election, pay the exchange value in cash, T-Mobile and Lumen Technologies common stock or a combination thereof. LI LLC, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the principal amount of the debentures plus accrued interest. As a result of various principal payments made to holders of the 3.75% Exchangeable Senior Debentures, the adjusted principal amount of each $1,000 debenture is $928 as of December 31, 2025. On February 17, 2026, the Company completed the semiannual interest payment of $18.75 per $1,000 debenture and made an additional distribution of $0.4596 per debenture, resulting in an ending principal amount for each $1,000 debenture of $927 as of February 15, 2026.
Interest on the Company's exchangeable debentures is payable semi-annually based on the date of issuance. At maturity, all of the Company's exchangeable debentures are payable in cash.
As of December 31, 2025 and 2024 the Company’s 3.75% and 4.0% Exchangeable Debentures have been classified as current because the Company does not own shares to exchange the debentures and they are currently exchangeable. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the exchangeables upon a call event.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
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
During prior years, QVC issued $400 million principal amount 5.45% senior secured notes due 2034 at an issue price of 99.784%, $300 million principal amount of 5.95% senior secured notes due 2043 at an issue price of 99.973%, $225 million of 6.375% senior notes due 2067 (the “2067 Notes”) at par, and $500 million of the 6.25% senior secured notes due 2068 (“2068 Notes”) at par.
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
The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility (the “Credit Facility”), with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Fifth Amended and Restated Credit Agreement bear interest at either the alternate base rate (such rate, the “ABR Rate”) or a London Inter-bank Offered Rate (“LIBOR”)-based rate (or the applicable non-U.S. Dollar equivalent rate) (such rate, the “Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated net leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio. Each loan may be prepaid at any time and from time to time without penalty, other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if QVC Global or any other borrower under the Credit Facility (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the Credit Facility may be reborrowed.
On June 20, 2023, QVC and QVC Global as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Fifth Amended and Restated Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after September 30, 2023 would be replaced

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
with SOFR-based rate loans. Borrowings that are Secured Overnight Financing Rate (“SOFR”) based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio.
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
As a result of noncompliance with the net leverage ratio, no additional borrowings are available under the Fifth Amended and Restated Credit Agreement. The interest rate on the Credit Facility was 5.45% and 6.06% at December 31, 2025 and 2024, respectively.
Five Year Maturities
The annual principal maturities of QVC Group's debt, based on stated maturity dates, for each of the next five years are as follows:

(in millions)	Debt (1)
2026	$2,900
2027	$44
2028	$72
2029	$1,231
2030	$932
(1) Amounts exclude the issue discounts on the 5.45% Senior Secured Notes due 2034 and 5.95% Senior Secured Notes due 2043.
Fair Value of Debt
QVC Group estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to QVC Group for debt of the same remaining maturities (Level 2). The 2067 Notes and the 2068 Notes are traded on the New York Stock Exchange, which the Company considers to be an "active market," as

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
defined by U.S. GAAP. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of QVC Group's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at December 31, 2025 are as follows (amounts in millions):

	December 31,
	2025	2024
Senior debentures	$44	374
QVC senior secured notes	$846	1,942
Due to the variable rate nature, QVC Group believes that the carrying amount of its other debt, not discussed above, approximated fair value at December 31, 2025.

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
The Company has lease agreements with transponder and transmitter network suppliers for the right to transmit its signals. The Company also leases data processing equipment, facilities, office space, retail space and land, which are classified as operating leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate.
Our leases have remaining lease terms of less than one year to 17 years, some of which include options to extend or terminate the leases.
The components of lease cost during the years ended December 31, 2025, 2024 and 2023, were as follows:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Operating lease cost (1)	$161	160	168

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
(1)Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

	December 31,
	2025	2024	2023
Weighted-average remaining lease term (years):
Operating leases	11.6	12.2	12.6
Weighted-average discount rate:
Operating leases	18.3%	14.4%	13.4%
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024

	amounts in millions
Operating leases:
Operating lease ROU assets	$570	600

Current operating lease liabilities (1)	$38	41
Operating lease liabilities	580	598
Total operating lease liabilities	$618	639
_________________________________
(1)Included within the Other current liabilities line item on the consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	December 31,
	2025	2024	2023

	amounts in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$123	116	126

ROU assets obtained in exchange for lease obligations:
Operating leases	$10	25	163

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023

Future lease payments under operating leases with initial terms of one year or more at December 31, 2025 consisted of the following:

Operating Leases
amounts in millions
2026	$119
2027	116
2028	114
2029	111
2030	113
Thereafter	759
Total lease payments	$1,332
Less: imputed interest	(714)
Total lease liabilities	$618

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

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023

(8) Income Taxes
Income tax benefit (expense) consists of:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Current:
Federal	$8	(86)	(8)
State and local	19	(6)	12
Foreign	(72)	(78)	(84)
	(45)	(170)	(80)
Deferred:
Federal	210	172	(50)
State and local	23	42	(3)
Foreign	(3)	(3)	(27)
	230	211	(80)
Income tax benefit (expense)	$185	41	(160)
The following table presents a summary of our domestic and foreign earnings (losses) from continuing operations before income taxes:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Domestic	$(2,757)	(1,525)	(236)
Foreign	174	234	302
Total	$(2,583)	(1,291)	66

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Total Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% in 2025 as a result of the following:

	Year ended December 31, 2025
	amounts in millions	percent
US Federal statutory income tax rate	$542	21.0%
Domestic federal
Tax credits	5	0.2%
Nontaxable and non-deductible items, net
Goodwill impairment	(310)	(12)%
Other non-deductible items	(36)	(1.4)%
Cross-border tax laws	(23)	(0.9)%
Valuation Allowance - FTC C/F	(11)	(0.4)%
Other	6	0.2%
Domestic state and local income taxes, net of federal tax effect (1)	25	1.0%
Foreign tax effects	(13)	(0.5)%
Worldwide changes in unrecognized tax benefits	—	—%
Total tax benefit (expense)	$185	7.2%
(1) The following jurisdictions make up greater than 50% of the state income tax expense for 2025: California and New York.
For the year ended December 31, 2025, income tax benefit differs from the U.S. statutory rate of 21% due to an impairment of goodwill that is not deductible for tax purposes (see note 5).
Total Income tax benefit (expense) for 2024 and 2023 differs from the amounts computed by applying the U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2024	2023
	amounts in millions
Computed expected tax benefit (expense)	$271	(14)
State and local income taxes, net of federal income taxes	24	(21)
Tax on foreign earnings, net of federal tax benefits	210	(24)
Change in valuation allowance affecting tax expense	(236)	—
Impairment of non-deductible goodwill	(189)	(68)
Non-deductible interest on Preferred Stock	(21)	(21)
Stock compensation	(6)	(17)
Executive compensation	(6)	(4)
Change in tax rate	(2)	16
Non-deductible equity distribution	(1)	—
Other, net	(3)	(7)
Income tax benefit (expense)	$41	(160)

For the year ended December 31, 2024, income tax benefit differs from the U.S. statutory rate of 21% due to an impairment of goodwill that is not deductible for tax purposes (see note 5).

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
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
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2025	2024

	amounts in millions
Deferred tax assets:
Tax losses and credit carryforwards	$772	594
Foreign tax credit carryforwards	102	101

Operating lease liability	152	123
Other accrued liabilities	25	35
Prepaid royalty	23	43
Other	—	15
Deferred tax assets	1,074	911
Valuation allowance	(535)	(500)
Net deferred tax assets	539	411

Deferred tax liabilities:
Intangible assets	304	540
Fixed assets	36	22
Discount on exchangeable debentures	1,275	1,136
Other	46	—
Deferred tax liabilities	1,661	1,698
Net deferred tax liabilities	$1,122	1,287
As of December 31, 2025, the Company had a deferred tax asset of $772 million for net operating losses and interest expense carryforwards. If not utilized to reduce income tax liabilities in future periods, $378 million of these loss carryforwards will expire at various times between 2026 and 2044. The remaining $394 million of losses and interest expense carryforwards may be carried forward indefinitely. These carryforwards are expected to be utilized by the Company, except for $441 million which, based on current projections, will not be utilized in the future and are subject to a valuation allowance.
As of December 31, 2025, the Company had a deferred tax asset of $102 million for foreign tax credit carryforwards. If not utilized to reduce income tax liabilities in future periods, these foreign tax credit carryforwards will expire at various times between 2026 and 2034. The Company estimates that $94 million of its foreign tax credit carryforward will expire without utilization and are subject to a valuation allowance.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Balance at beginning of year	$61	67	97
Additions based on tax positions related to the current year	3	3	5
Additions for tax positions of prior years	8	—	1
Reductions for tax positions of prior years	(10)	(3)	(3)
Lapse of statute and settlements	(3)	(6)	(33)
Balance at end of year	$59	61	67
Income taxes paid during 2025 by taxing jurisdiction are as follows:

Year ended December 31,
2025
amounts in millions
US Federal	$27
US state and local	9
Foreign
Japan	51
Other	19
Total	$106
As of December 31, 2025, the Company's tax years prior to 2022 are closed for federal income tax purposes, and the Internal Revenue Service (“IRS”) has completed its examination of the Company's 2022 and 2023 tax years. However, 2022 and 2023 remain open until the statute of limitations lapses on October 15 of 2026 and 2027, respectively. The Company's 2024 and 2025 tax years are being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. As of December 31, 2025, the Company was under examination in Arizona, Massachusetts, Minnesota, Pennsylvania, Texas, Utah, Wisconsin, New York City, and Germany.
The Company recorded $8 million of accrued interest and penalties related to uncertain tax positions for each of the years ended December 31, 2025 and 2024, and $6 million for the year ended December 31, 2023.

(9) Preferred and Common Stock
On September 14, 2020, QVC Group issued its Preferred Stock. There were 13,500,000 shares of Preferred Stock authorized and 12,723,158 shares and 12,723,258 shares issued and outstanding at December 31, 2025 and 2024, respectively.
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
December 31, 2025, 2024 and 2023
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
On February 14, 2025, the Company declared a quarterly cash dividend of $2.00 per share, which was paid in cash on March 17, 2025 to stockholders of record of the Preferred Stock at the close of business on February 28, 2025. On May 23, 2025, the Board of Directors announced its decision to suspend payment of the quarterly cash dividend on the Preferred Stock, beginning with the quarterly cash dividend payable on June 16, 2025. As of December 31, 2025, the amount of preferred dividends in arrears was approximately $88 million in aggregate, which is included in preferred stock in the consolidated balance sheet as of December 31, 2025, and $6.90 on a per share basis. As a result of the non-payment of the quarterly cash dividend, the dividend rate increased from 8.0% to 9.5%. During the years ended December 31, 2023 and 2024, the Company declared and paid four quarterly cash dividends, each for $2.00 per share to stockholders of record of the Preferred Stock.
Distributions upon Liquidation, Dissolution or Winding Up. Subject to the applicable law, upon QVC Group’s liquidation, winding-up or dissolution, each holder of shares of the Preferred Stock will be entitled to receive, before any distribution is made to the holders of QVC Group common stock, an amount equal to the liquidation price plus all unpaid dividends (whether or not declared) accrued from the immediately preceding dividend payment date, subject to the prior payment of liabilities owed to QVC Group’s creditors and the preferential amounts to which any stock senior to the Preferred Stock is entitled. The Preferred Stock has a liquidation price equal to the sum of (i) $100, plus (ii) all accrued and unpaid dividends (whether or not declared) that have been added to the liquidation price.
Mandatory and Optional Redemption. The Preferred Stock is subject to mandatory redemption on March 15, 2031 at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date. On or after the fifth anniversary of September 14, 2020 (the “Original Issue Date”), QVC Group may redeem all or a portion of the outstanding shares of Preferred Stock, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date plus, if the redemption is (i) on or after the fifth anniversary of the Original Issue Date but prior to its sixth anniversary, 4.00% of the liquidation price, (ii) on or after the sixth anniversary of the Original Issue Date but prior to its seventh anniversary, 2.00% of the liquidation price and (iii) on or after the seventh anniversary of the Original Issue Date, zero. Both mandatory and optional redemptions must be paid in cash.
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
Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
should be classified as a liability in the consolidated balance sheets. The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share. Given the liability classification of the Preferred Stock, all dividends accrued are classified as interest expense in the consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $46 million and $439 million as of December 31, 2025 and 2024, respectively.
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
As of December 31, 2025, QVC Group reserved for issuance upon exercise of outstanding stock options approximately 0.3 million shares of Series A common stock and approximately 0.1 million shares of Series B common stock.
Purchases of Common Stock
There were no shares of Series A or Series B common stock repurchased during the years ended December 31, 2025, 2024 and 2023.

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

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
The Chairman was also entitled to receive annual equity award grants with an annual aggregate GDFV of $17.5 million, consisting of time-vested options, performance-based RSUs or a combination of both, at the election of the Chairman. The annual equity awards were granted directly by QVC Group, LMC, Liberty Broadband, Atlanta Braves Holdings, Inc. and Liberty TripAdvisor according to their applicable allocation percentage. The allocation percentage was determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on an LMC-wide and Chairman basis, weighted 50%, in each case, absent agreement to the contrary by QVC Group, LMC, Liberty Broadband, Atlanta Braves Holdings, Inc. and Liberty TripAdvisor in consultation with the Chairman. The allocation percentage was then adjusted annually and following certain events. For the years ended December 31, 2024 and 2023 the allocation percentage for QVC Group was 10%, and 11%, respectively. Vesting of any annual performance-based RSUs was subject to the achievement of one or more performance metrics as approved by the Compensation Committee of the applicable company with respect to its respective allocable portion of the annual performance-based RSUs.
Our Chairman’s employment arrangement with LMC ended on December 31, 2024, but he continues to serve as Chairman of QVC Group.
CEO Employment Agreement
On February 27, 2025, QVC Group and Mr. Rawlinson executed a new employment arrangement (the “Employment Agreement”) through December 31, 2027 (the “Initial Term”), which may be extended through December 31, 2028, if mutually agreed (the “Extension Term” and, together with the Initial Term, the “Term”). Pursuant to the Employment Agreement, Mr. Rawlinson would receive an annual base salary of $1.75 million, retroactive to January 1, 2025. Mr. Rawlinson would be eligible to receive an annual target cash bonus during each year of the Term equal to 200% of his annual base salary, with an annual maximum cash bonus equal to 300% of his annual base salary. Mr. Rawlinson received a retention bonus of $2.25 million, subject to repayment on a pro-rated, after tax, basis in the event Mr. Rawlinson is terminated for cause or terminates his employment without good reason (each as defined in the Employment Agreement), in either case, prior to the end of the Initial Term. In addition, Mr. Rawlinson received a grant of RSUs with respect to QVCGA with a GDFV equal to $6 million (see additional information in note 11). Mr. Rawlinson also received a long-term performance cash award with a target grant date value equal to $15 million, which can be earned between 50% and 200% of the target value of $5 million each year (referred to as “tranche”) for three years, based on the QVCGA stock price as measured after earnings are released each year relative to the stock price as measured after the prior year’s earnings are released.
In August 2025, the Board of Directors (the “Board”) of QVC Group implemented a revised compensation structure for QVC Group's senior executives, including Mr. Rawlinson. The Company has determined to guarantee Mr. Rawlinson, so long as he remains employed through the end of 2026, cash payments generally equal to 50% of Mr. Rawlinson’s target variable compensation for 2025 and 100% of Mr. Rawlinson’s target variable compensation for 2026, which was prepaid during the third quarter of 2025. A portion of Mr. Rawlinson’s prepayment is subject to meeting certain performance conditions. In connection with this prepayment, Mr. Rawlinson’s RSU Grant with respect to QVCGA with a GDFV equal to $6 million was canceled during the year ended December 31, 2025. Additionally, 50% of Mr. Rawlinson’s long-term performance cash award was also canceled during the year ended December 31, 2025 (see additional information in note 11). In April 2026, the Company amended and restated Mr. Rawlinson's employment agreement to provide for a market standard severance provision and to provide that his term of employment, previously set to expire in December 2027 without automatic renewal, will now automatically renew for successive one-year periods unless either Mr. Rawlinson or the Company provides notice of non-renewal prior to the applicable renewal date.
Maffei Arrangements
On June 3, 2021, the Company and Mr. Maffei entered into a Stock Exchange Agreement (the “Maffei Stock Exchange Agreement”) pursuant to which, among other things, QVC Group agreed that on the terms and subject to the conditions of the Maffei Stock Exchange Agreement, Mr. Maffei, at his option (during the six-month period following the vesting of the performance-based restricted stock unit award granted to Mr. Maffei on March 10, 2021), may transfer to the

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Company the number of shares of QVCGA actually received by Mr. Maffei upon vesting of such performance-based restricted stock unit award in exchange for an equivalent number of newly-issued shares of QVCGB.
Pursuant to the terms of the Maffei Stock Exchange Agreement, on March 25, 2022, Mr. Maffei transferred to the Company an aggregate of 4,580 shares of QVCGA received by Mr. Maffei upon vesting of the performance-based RSU award granted to Mr. Maffei on March 10, 2021 and in exchange, the Company issued to Mr. Maffei an equivalent number of shares of QVCGB. Each share of QVCGB stock is convertible, at the option of the holder, into one share of QVCGA.
On September 25, 2024, the Company entered into a call agreement (the “Call Agreement”) with Mr. Maffei, pursuant to which Mr. Maffei granted to the Company the right to purchase all shares of High Vote Stock (as defined below) owned by Mr. Maffei and certain successors and permitted transferees (collectively, the “Maffei Group”) upon Mr. Maffei’s death. If that right is exercised, the Company may acquire the High Vote Stock at a price equal to the market price of the Low Vote Stock (as defined below) into which such High Vote Stock is convertible, plus a 10% premium. The Company also has a right of first refusal to purchase High Vote Stock that a member of the Maffei Group may propose to sell to a third party, at a purchase price equal to the lesser of (i) the price offered by the third party and (ii) the market price of the Low Vote Stock into which such High Vote Stock is convertible, plus a 10% premium. In either case, if the Company exercises its right to purchase the High Vote Stock of the applicable member of the Maffei Group, such member of the Maffei Group can elect to receive from the Company the purchase price for such High Vote Stock in cash, shares of Low Vote Stock or a combination thereof. The Call Agreement also prohibits any member of the Maffei Group from disposing of High Vote Stock, except for certain exempt transfers (such as transfers to specified related parties, the conversion of any High Vote Stock to Low Vote Stock on a one-for-one basis or certain dispositions to satisfy withholding obligations in connection with the exercise of stock options) and except if the Company fails to exercise its right of first refusal in connection with a proposed sale of High Vote Stock to a third party.
For purposes of the Call Agreement, “High Vote Stock” is common stock of the Company of any series that has voting rights greater than one vote per share, while “Low Vote Stock” is common stock of the Company of any series that has not more than one vote per share. The High Vote Stock currently consists of the QVCGB, while the Low Vote Stock currently consists of the QVCGA.

(11) Stock-Based Compensation
The Company has granted to certain of its directors, employees and employees of its subsidiaries, restricted stock ("RSAs"), restricted stock units (“RSUs”), performance restricted stock units (“PSUs”), performance cash awards and options to purchase shares of the Company’s common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and RSAs) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.
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
December 31, 2025, 2024 and 2023
vesting terms, and for stock options and SARs, the expiration date, are the same as those applicable to the corresponding original RSUs, PSUs, DSUs, stock option and SARs.
Included in SG&A in the accompanying consolidated statements of operations are $16 million, $32 million and $53 million of stock-based compensation during the year-ended December 31, 2025, 2024, and 2023, respectively.
QVC Group – Grants of Awards
During the three months ended March 31, 2025, and in connection with his employment agreement, QVC Group granted a $15 million performance cash award to Mr. Rawlinson. Prior to the subsequent modification of the award during the third quarter of 2025, such performance cash award vested annually over three years, subject to the satisfaction of certain performance objectives. See discussion below for modification during 2025 to the performance cash award granted to Mr. Rawlinson.
The following table presents the number of QVCGA stock-settled RSUs and weighted average GDFV of Awards granted by the Company during the years ended December 31, 2025, 2024 and 2023:

	For the Years ended December 31,
	2025		2024		2023
	Awards Granted (000's)	Weighted Average GDFV	Awards Granted (000's)	Weighted Average GDFV	Awards Granted (000's)	Weighted Average GDFV
QVCGA stock-settled RSUs, DSUs (1)	324	$14.00	75	$61.47	121	$57.94
QVCGB stock-settled RSUs	—	$—	6	$250.50	7	$275.50

(1)All of the QVCGA stock-settled RSUs granted during 2025 were modified and canceled during the twelve months ended December 31, 2025. See discussion below.
Also during the year ended December 31, 2025, QVC Group granted 2.6 million performance-based, cash-settled RSUs of QVCGA to subsidiary employees and QVC Group employees. During the year ended December 31, 2024, QVC Group granted 427 thousand performance-based, cash-settled RSUs of QVCGA to subsidiary employees and QVC Group employees, and 423 thousand time-based, cash-settled RSUs of QVCGA to subsidiary employees. During the year ended December 31, 2023, QVC Group granted 407 thousand performance-based, cash settled RSUs of QVCGA to subsidiary employees. These cash-settled RSUs mainly vest over three years, subject to the satisfaction of certain performance objectives, as applicable.The liability and compensation expense related to such awards is adjusted at the end of each reporting period based on the closing market price of QVCGA on the last trading day of the quarter combined with the probability of satisfying the performance objectives, as applicable.

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
December 31, 2025, 2024 and 2023
QVC Group - Outstanding Awards
The following table presents the number and weighted average exercise price ("WAEP") of options to purchase QVC Group common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

	QVC Group
	Series A				Series B
	Options (000's)	WAEP	Weighted average remaining life	Aggregate intrinsic value (in millions)	Options (000's)	WAEP	Weighted average remaining life	Aggregate intrinsic value (in millions)
Options outstanding at January 1, 2025	384	$354.42			8	$647.50
Forfeited/Cancelled (1)	(99)	$557.44			(7)	$674.50
Options outstanding and exercisable at December 31, 2025	285	$283.66	1.3 years	$—	1	$438.00	0.2 years	$—
(1)There were no options exercised during the years ended 2025 and 2024.
The following table presents the number and weighted average GDFV of QVC Group stock-settled RSUs and DSUs granted to certain officers, employees and directors of the Company.

	Series A (000's)	Weighted Average GDFV	Series B (000's)	Weighted Average GDFV
RSUs outstanding at January 1, 2025	175	$116.85	6	$250.50
Granted	324	$14.00	—	$—
Vested	(142)	$139.65	(6)	$250.50
Forfeited/Cancelled	(343)	$17.14	—	$—
RSUs outstanding at December 31, 2025	14	$64.15	—	$—
The following table presents the number of QVC Group cash-settled RSUs and PSUs granted to certain officers and employees of the Company.

	QVCGA RSUs (000's)	QVCGA PSUs (000's)	Total QVCGA RSUs & PSUs (000's)
RSUs outstanding at January 1, 2025	388	717	1,105
Granted	2,557	—	2,557
Vested	(130)	(19)	(149)
Forfeited/Cancelled	(2,603)	(432)	(3,035)
RSUs outstanding at December 31, 2025	212	266	478

Revised compensation structure
During 2025, the Board of Directors of QVC Group and the Compensation Committee of the Board implemented a revised compensation structure for the Company. As a part of this revised compensation structure, certain officers, employees and directors of the Company were paid approximately $55 million in exchange primarily for (1) cancellation of their 2025 RSU grants, as well as cancellation of one half of Mr. Rawlinson's 2025 performance cash award, (2) advance

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
payments of the 2025 management bonus plan and (3) for certain officers, advance payments of long term incentive awards and management bonus plans that would have been granted in 2026. These advance payments, with respect to certain officers of the Company, will be subject to repayment on an after-tax basis, if certain employment and, as applicable, performance conditions are not satisfied. Those awards subject to repayment have been recorded in other current assets and other noncurrent assets and will be expensed over the relevant service period.
QVC Group - Restricted Stock and Restricted Stock Units
The Company has approximately 14 thousand unvested RSUs of QVCGA and 269 unvested RSUs of Preferred Stock held by certain directors, officers and employees of the Company as of December 31, 2025. The QVCGA unvested RSUs have a weighted average GDFV of $64.15 per share and there is no incremental cost associated with the unvested Preferred Stock RSUs.
The aggregate fair value of all QVCGA, QVCGB and Preferred Stock RSAs and RSUs that vested during the years ended December 31, 2025, 2024 and 2023, was $5 million, $11 million and $13 million, respectively.
QVC Group - Exercises
As of December 31, 2025, the total unrecognized compensation cost related to unvested QVC Group Awards was approximately $6 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 0.7 years.

(12) Employee Benefit Plans
Subsidiaries of QVC Group sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in QVC Group common stock, as well as other mutual funds. The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees. Employer cash contributions to all plans aggregated $24 million, $27 million and $26 million for the years ended December 31, 2025, 2024 and 2023, respectively.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
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
The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Foreign currency translation adjustments	Share of AOCI of equity affiliates	Comprehensive Earnings (loss) Attributable to Credit Risk Adjustments	Other[1]	AOCI

	amounts in millions
Balance at December 31, 2022	$(349)	(5)	298	74	18
Other comprehensive earnings (loss) attributable to QVC Group, Inc. stockholders	23	5	84	(44)	68
Balance at December 31, 2023	$(326)	—	382	30	86
Other comprehensive earnings (loss) attributable to QVC Group, Inc. stockholders	(80)	—	(21)	—	(101)
Balance at December 31, 2024	$(406)	—	361	30	(15)
Other comprehensive earnings (loss) attributable to QVC Group, Inc. stockholders	108	—	206	(8)	306
Balance at December 31, 2025	$(298)	—	567	22	291
(1) Recognition of previously unrealized losses (gains) on debt, net of taxes

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
The components of other comprehensive earnings (loss) are reflected in QVC Group's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

	Before-tax amount	Tax (expense) benefit	Net-of-tax amount

	amounts in millions
Year ended December 31, 2025:
Foreign currency translation adjustments	$113	(5)	108
Recognition of previously unrealized losses (gains) on debt, net[1]	(10)	2	(8)
Comprehensive earnings (loss) attributable to credit risk adjustments	270	(64)	206
Other comprehensive earnings (loss)	$373	(67)	306
Year ended December 31, 2024:
Foreign currency translation adjustments	$(82)	(5)	(87)
Comprehensive earnings (loss) attributable to credit risk adjustments	(27)	6	(21)
Other comprehensive earnings (loss)	$(109)	1	(108)
Year ended December 31, 2023:
Foreign currency translation adjustments	$17	(2)	15
Recognition of previously unrealized losses (gains) on debt, net[1]	(60)	17	(43)
Comprehensive earnings (loss) attributable to credit risk adjustments	111	(27)	84
Other	5	—	5
Other comprehensive earnings (loss)	$73	(12)	61
(1) Previously unrealized losses (gains) on debt are recognized before-tax in realized and unrealized gains (losses) on financial instruments and the related tax (expense) benefit is recognized in income tax (expense) benefit in the consolidated statement of operations.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
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
HSN Settlement Agreement
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
QVC Restructuring
On June 27, 2022, QVC Group announced a turnaround plan designed to stabilize and differentiate its core HSN and QVC-U.S. businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the year ended December 31, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. These initiatives were consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.
During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for IT services to a managed services model. As a result, during the year ended December 31, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. The cash payments associated with this restructuring were substantially complete as of December 31, 2025.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
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
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025 (the "Completion Date"), and recorded $45 million of incremental depreciation through the Completion date. On March 27, 2025, QVC announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded restructuring charges of $34 million and $19 million at QxH and QVC International, respectively, in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations during the year ended December 31, 2025. During the year ended December 31, 2025, the Company paid $37 million related to these charges.
In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties. Two of the St. Petersburg property sales closed in December 2025. The sale of the remaining property is expected to be completed within the next twelve months. As of December 31, 2025, the remaining long-lived assets, all within QxH, were included in assets held for sale noncurrent in the consolidated balance sheet.
Zulily Restructuring
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
QVC Group’s chief operating decision maker, the chief executive officer, evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, cost of goods sold, gross profit, operating expense, advertising expense, SG&A and Adjusted OIBDA, in addition to average sales price per unit, number of units shipped and revenue or sales per customer equivalent. In addition, QVC Group reviews nonfinancial measures such as unique website visitors, conversion rates and active customers, as appropriate.
For segment reporting purposes, QVC Group defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and SG&A excluding stock-based compensation and, where applicable, separately identified items impacting comparability. QVC Group believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring, penalties, fire related costs, net of recoveries (including Rocky Mount inventory losses) and gains on sales of assets and sale leaseback transactions, that are included in the measurement of operating income (loss) pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. QVC Group generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.
For the year ended December 31, 2025, QVC Group has identified the following operating segments as its reportable segments, which are also operating segments:
•QxH – QxH markets and sells a wide variety of consumer products in the U.S., primarily by means of its televised shopping programs and via the internet through their websites and mobile applications;
•QVC International – QVC International markets and sells a wide variety of consumer products in several foreign countries, primarily by means of its televised shopping programs and via the internet through its international websites and mobile applications; and
•CBI – CBI consists of a portfolio of aspirational home and apparel brands in the U.S. that sell merchandise through brick-and-mortar retail locations as well as via the internet through their websites.
QVC Group's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments are the same as those described in the Company's summary of significant accounting policies.
Performance Measures

	Year ended December 31, 2025
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Total revenue, net	$5,936	2,357	937	—	9,230
Cost of goods sold (excluding depreciation and amortization)	3,979	1,526	559	—	6,064
Gross profit	1,957	831	378	—	3,166
Operating expense	454	183	38	—	675
Advertising expense	330	39	163	—	532
SG&A (excluding stock based compensation and advertising)	656	316	161	55	1,188
Adjusted OIBDA	$517	293	16	(55)	771

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023

	Year ended December 31, 2024
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Total revenue, net	$6,598	2,399	1,040	—	10,037
Cost of goods sold (excluding depreciation and amortization)	4,373	1,532	619	—	6,524
Gross profit	2,225	867	421	—	3,513
Operating expense	512	181	41	—	734
Advertising expense	277	35	172	—	484
SG&A (excluding stock based compensation and advertising)	671	318	172	31	1,192
Adjusted OIBDA	$765	333	36	(31)	1,103

	Year ended December 31, 2023
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Total revenue, net	$6,995	2,454	1,165	301	10,915
Cost of goods sold (excluding depreciation, amortization, and Rocky Mount inventory losses)	4,711	1,562	717	240	7,230
Gross profit	2,284	892	448	61	3,685
Operating expense	549	190	45	11	795
Advertising expense	251	38	178	30	497
SG&A (excluding stock based compensation and advertising)	738	339	158	84	1,319
Adjusted OIBDA	$746	325	67	(64)	1,074

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Other Information

	December 31, 2025		December 31, 2024		December 31, 2023
	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization

	amounts in millions
QxH	$91	224	51	252	59	265
QVC International	27	27	26	22	31	17
CBI	16	13	13	19	9	17
Corporate and other	—	—	—	—	5	4
Consolidated QVC Group	$134	264	90	293	104	303

	December 31, 2025		December 31, 2024
	Total assets	Capital expenditures	Total assets	Capital expenditures

	amounts in millions
QxH	$4,780	97	6,388	122
QVC International	1,927	37	1,761	51
CBI	495	23	567	26
Corporate and other	441	—	527	—
Consolidated QVC Group	$7,643	157	9,243	199
Property and equipment, net of accumulated depreciation, by segment was as follows:

	Years ended December 31,
	2025	2024

	amounts in millions
QxH	$166	259
QVC International	150	151
CBI	85	92
Consolidated QVC Group	$401	502

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
The following table provides a reconciliation of consolidated segment Adjusted OIBDA to operating income and earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
Consolidated segment Adjusted OIBDA	$771	1,103	1,074
Depreciation and amortization	(398)	(383)	(407)
Impairment of intangible assets	(930)	(578)	—
Impairment of goodwill	(1,477)	(902)	(326)
Gains on sale of assets and sale leaseback transactions	5	1	113
Restructuring, penalties and fire related (costs), net of recoveries	(53)	(18)	189
Stock-based compensation	(16)	(32)	(53)
Operating income	(2,098)	(809)	590
Interest expense	(496)	(468)	(451)
Interest and dividend income	50	50	52
Realized and unrealized gains (losses) on financial instruments, net	(40)	(60)	(61)
Loss on disposition of Zulily, net	—	—	(64)
Tax sharing income (expense) with Liberty Broadband	10	(4)	(11)
Other, net	(9)	—	11
Earnings (loss) from continuing operations before income taxes	$(2,583)	(1,291)	66
Revenue by Geographic Area
The following table summarizes net revenue generated by subsidiaries located within the identified geographic areas:

	Years ended December 31,
	2025	2024	2023

	amounts in millions
United States	$6,873	7,638	8,442
Japan	825	870	945
Germany	784	785	788
Other foreign countries	748	744	740
Consolidated QVC Group	$9,230	10,037	10,915

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024 and 2023
Property and Equipment by Geographic Area
The following table summarizes property and equipment, net of accumulated depreciation, based on physical location:

	Years ended December 31,
	2025	2024

	amounts in millions
U.S.	$251	351
Japan	79	81
Other foreign countries	71	70
Consolidated QVC Group	$401	502

PART III
The following required information is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2026:
Item 10.    Directors, Executive Officers and Corporate Governance
Item 11.    Executive Compensation
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Item 14.    Principal Accountant Fees and Services
We expect to file our definitive proxy statement for our 2026 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2026.
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

3.2
Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27,2025 (File No. 001-33982))*

3.3
Amended and Restated Bylaws of the Registrant, as amended effective February 21, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on February 24, 2025 (File No. 001-33982)).

3.4
Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 22, 2025 (File No. 001-33982))

3.5
Certificate of Designations of 8.0% Series A Cumulative Redeemable Preferred Stock (incorporated by reference Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2020 (File No. 001-33982)).

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

10.11
Form of the Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC, Inc.’s Registration Statement on Form S-4 filed on April 30, 2014 (File No. 333-195586)).

10.12
Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to QVC, Inc.’s Registration Statement on Form S-4 filed on October 10, 2014 (File No. 333-199254)).

10.13
Fourth Amended and Restated Credit Agreement, dated as of December 31, 2018, among QVC, Inc. and zulily, llc, as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to QVC, Inc.’s Current Report on Form 8-K filed on January 4, 2019 (File No. 001-38654)).

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

10.16	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.49 to the Liberty 2015 Form 10-K). +

10.17	Form of Nonqualified Stock Option Agreement under the 2016 Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.5 to the 2017 Q3 Form 10-Q). +

10.18
HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to HSN, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 20, 2014 (File No. 01-34061)). +

10.19	HSN, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A of HSN, Inc.’s 2017 Proxy Statement on Schedule 14A filed on April 10, 2017 (File No. 01-34061)). +

10.20
Letter Agreement between Liberty Interactive Corporation and Liberty Media Corporation relating to the Services Agreement (incorporated by reference to Exhibit 10.60 to Liberty Media Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018 (File No. 001-35707)).

10.21
Amendment, dated March 13, 2018, of certain Liberty Interactive Corporation incentive plans (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 file on May 10, 2018 (File No. 001-33982)).+

10.22
Tax Sharing Agreement, dated as of March 9, 2018, by and between Liberty Interactive Corporation and GCI Liberty, Inc. (incorporated by reference to Exhibit 10.1 to GCI Liberty, Inc’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385) (the “GCI March Form 8-K”)).

10.23
Indemnification Agreement, dated as of March 9, 2018, by and among Liberty Interactive Corporation, GCI Liberty, Inc., Liberty Interactive LLC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to the GCI March Form 8-K).

10.24
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

10.25
First Supplemental Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the 2018 QVC Form 8-A).

10.26	Form of QVC, Inc. 6.375% Senior Secured Notes due 2067 (incorporated by reference to Exhibit 4.3 to the 2018 QVC Form 8-A).

10.27
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

10.28	Form of 6.250% Senior Secured Notes due 2068 (incorporated by reference to Exhibit 4.3 to the 2019 QVC Form 8-A).

10.29
Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed on May 10, 2019 (File No. 001-33982)).

10.30
Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media Corporation and the Registrant, Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 26, 2020 (File No. 001-33982)).+

10.31
Form of Annual Option Award Agreement between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-33982) (the “December 2019 Form 8-K”)). +

10.32
Form of Upfront Award Agreement between the Registrant and Gregory B. Maffei under the QVC Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 Form 8-K). +

10.33
Employment Agreement, effective as of May 27, 2025, by and between ER Development International, Inc., QVC, Inc., and Gregory B Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2025 (File No.001-33982))+

10.34
Third Supplemental Indenture, dated February 4, 2020, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to QVC, Inc.’s Current Report on Form 8-K (File No. 001-38654) filed on February 4, 2020 (the “February 2020 Form 8-K”)).

10.35	Form of 4.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.3 to the February 2020 Form 8-K).

10.36	QVC Group, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on April 14, 2020 (File No. 001-33982)). +

10.37
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

10.38	Form of 4.375% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to the August 2020 Form 8-K).

10.39
Form of Nonqualified Stock Option Agreement under the QVC Group, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (File No. 001-33982)(the “2020 Form 10-K”)).+

10.40
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

10.42
Form of Performance-Based Restricted Stock Units Agreement under the QVC Group, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 7, 2021 (File No. 001-33982) (the “March 2021 Form 10-Q”)).+

10.43
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

10.44	Stock Exchange Agreement, dated June 3, 2021, between Gregory B. Maffei and the Registrant (incorporated by reference to Exhibit 10.2 to the June 2021 8-K).

10.45
Waiver Letter and Amendment of Employment Agreement, dated June 3, 2021, among Gregory B. Maffei, Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.3 to the June 2021 Form 8-K).+

10.46
Employment Agreement, effective as of February 27, 2025, by and between David Rawlinson and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 27, 2025 (File No. 001-33982)+

10.47
Fifth Amended and Restated Credit Agreement, dated as of October 27, 2021, among QVC, Inc., Zulily, LLC, QVC Global Corporate Holdings, LLC and Cornerstone Brands, Inc., as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to QVC, Inc.’s Current Report on Form 8-K filed on October 28, 2021 (File No. 001-38654)).

10.48
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

10.49
Indenture, dated September 25, 2024, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., Ami 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, HSN, Inc., HSNi, LLC, HSN Holding LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to QVC, Inc.'s Current Report on Form 8-K (File No. 001-38654) as filed on September 26, 2024 (the “September 2024 Form 8-K”).

10.50	Form of 6.875% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.1 to the September 2024 Form 8-K).

10.51
Call Agreement, dated as of September 25, 2024, by and between Qurate Retail, Inc. and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33982) as filed on September 25, 2024).

10.52	Amended and Restated Employment Agreement, dated as of April 10, 2026, by and between David Rawlinson and QVC Group, Inc.*+

10.53	Letter Agreement, dated April 10, 2026, by and between Bill Wafford and ER Development International, Inc., a subsidiary of the Registrant.*+

10.54	Form of Performance-Based Restricted Stock Awards under the QVC Group, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for certain officers.*+

19	QVC Group, Inc. Insider Trading Policies and Procedures.*

21	Subsidiaries of QVC Group, Inc.*

23.1	Consent of KPMG LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

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
_________________________________
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

QVC GROUP, INC.

Date: April 15, 2026	By /s/ DAVID RAWLINSON II
David Rawlinson II
Chief Executive Officer and President

Date: April 15, 2026	By /s/ BILL WAFFORD
Bill Wafford
Chief Financial Officer and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board and Director	April 15, 2026
Gregory B. Maffei

/s/David Rawlinson II	Chief Executive Officer, President and Director	April 15, 2026
David Rawlinson II

/s/Bill Wafford	Chief Financial Officer and Chief Administrative Officer	April 15, 2026
Bill Wafford

/s/Richard N. Barton	Director	April 15, 2026
Richard N. Barton

/s/M. Ian G. Gilchrist	Director	April 15, 2026
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	April 15, 2026
Evan D. Malone

/s/Roger Meltzer	Director	April 15, 2026
Roger Meltzer

/s/ Carol Flaton	Director	April 15, 2026
Carol Flaton

/s/Fiona P. Dias	Director	April 15, 2026
Fiona P. Dias