Form 10-K/A
period 2025-12-31
QVC Group, Inc.
filed 2026-04-30
CIK 1355096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 001-33982

QVC GROUP, INC.

(Exact name of Registrant as specified in its charter)

State of Delaware	84-1288730
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

1200 Wilson Drive	19380
West Chester, Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (484) 701-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Series A Common Stock	QVCGA	OTCID Basic Market
Series B Common Stock	QVCGB	OTCID Basic Market
8.0% Series A Cumulative Redeemable Preferred Stock	QVCGP	OTCID Basic Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company  ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of QVC Group, Inc. computed by reference to the last sales price of QVC Group, Inc. common stock, as of the closing of trading on June 30, 2025, was approximately $22 million.

The number of outstanding shares of QVC Group, Inc.’s common stock as of March 31, 2026 was:

Series A common stock	7,911,869
Series B common stock	182,233

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the 2025 Form 10-K) to include all of the Part III information required by applicable Securities and Exchange Commission (SEC) rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the 2025 Form 10-K.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the 2025 Form 10-K to add such reports as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the 2025 Form 10-K, including any of the financial information disclosed in Parts II and IV of the 2025 Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K/A includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements and other matters that are not historical facts. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “should,” “could” or similar terminology. These statements are based upon management’s current expectations and assumptions and are not guarantees of timing, future results or performance. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things,

●	our ability to obtain court approval from the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court throughout the course of the Chapter 11 Cases (as defined in the 2025 Form 10-K);
●	potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations, including increased legal and other professional costs necessary to execute our restructuring process (including the availability of operating capital during the pendency of the Chapter 11 Cases);
●	objections to the confirmation of our Plan (as defined in the 2025 Form 10-K) or other pleadings we file that could protract the Chapter 11 Cases;
●	the Bankruptcy Court’s rulings in the Chapter 11 Cases, and the outcome of the Chapter 11 Cases generally;
●	the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
●	the impact of the delisting and downgrade of our capital stock (our Series A common stock (QVCGA), our Series B common stock (QVCGB) and our 8.0% Series A Cumulative Redeemable Preferred Stock (QVCGP)) from the Nasdaq Capital Market (Nasdaq) and OTCQB Venture Market, as applicable;
●	our ability to comply with the restrictions imposed by the terms and conditions of certain financing arrangements;
●	the effects of the Chapter 11 Cases on the interests of various constituents and financial stakeholders;
●	customer demand for our products and services and our ability to attract new customers and retain existing customers by anticipating customer demand and adapting to changes in demand;
●	our competitive industry and competitor responses to our products and services;
●	increased digital TV penetration and the impact on channel positioning of our programs;
●	the levels of online traffic on our businesses’ websites and our ability to convert visitors into customers or contributors;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance and condition, including availability, terms, deployment of capital and our level of indebtedness;
●	our ability to continue as a going concern;
●	our ability to effectively manage our installment sales plans and revolving credit card programs;
●	the cost and ability of shipping companies, manufacturers, suppliers, digital marketing channels, and vendors to deliver products, equipment, software and services;
●	the outcome of any pending or threatened litigation;
●	the impact of the seasonality of our businesses;
●	changes in, or failure or inability to comply with, government regulations, including regulations of the Federal Communications Commission and commitments and adverse outcomes from regulatory proceedings;
●	new regulations and varied governmental and non-governmental perspectives on corporate sustainability;
●	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors, including our increased reliance on social media platforms as a marketing tool;
●	domestic and international economic and business conditions and industry trends, including the impact of Brexit (as defined in the 2025 Form 10-K) and the impact of inflation and increased labor costs;
●	increases in market interest rates;
●	changes and uncertainty surrounding tariffs, trade policy and trade relations with China, the United Kingdom and other countries;
●	consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
●	matters relating to our debt and other financial obligations and ability to meet those obligations, including covenants in our debt agreements;
●	downgrades to QVC Group, Inc. (our company, we, or our) and certain of its subsidiaries’ credit ratings;
●	the impairment of our goodwill and intangible assets;

●	system interruption and the lack of integration and redundancy in the systems and infrastructures of our businesses;
●	advertising spending levels;
●	changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and internet protocol television and their impact on home shopping programming;
●	rapid technological changes, including the increased use of artificial intelligence by us and our competitors;
●	failure to protect the security of personal information, including as a result of cybersecurity threats and cybersecurity incidents, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we operate;
●	natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control, including climate change;
●	threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;
●	failure to successfully implement business improvement initiatives and growth strategies;
●	fluctuations in foreign currency exchange rates;
●	the reaction of our customers, prospective customers, suppliers and service providers to the Chapter 11 Cases and the related increased performance and credit risks associated with our constrained liquidity position and capital structure; and
●	our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to labor regulations, unionization or otherwise, or to retain employees as a result of our financial condition generally or as a result of the Chapter 11 Cases.

Additional information regarding risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is included from time to time in our filings with the Securities and Exchange Commission, including under the heading “Risk Factors” in our 2025 Form 10-K, which was filed with the SEC on April 15, 2026, and in our subsequent periodic reports. Forward-looking statements speak only as of the date they are made and, except as required by law, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise. We believe these forward-looking statements are reasonable; however, you should not place undue reliance on forward-looking statements, which are based on current expectations.

QVC Group, Inc.

2025 ANNUAL REPORT ON FORM 10-K/A

(Amendment No. 1)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following lists our directors and executive officers, their ages and a description of their business experience, including such person’s professional background and positions held with our company. The following also includes, as to each of our directors, how long such person has been a director of our company, other public company directorships and other factors considered in the determination that such person possesses the requisite qualifications and skills to serve as a member of our board of directors.

Our Board of Directors (our Board or our Board of Directors) currently consists of eight directors, divided among three classes. Our Class I directors, whose term is expected to expire at the annual meeting of our stockholders in the year 2026, are Fiona P. Dias, Evan D. Malone and Roger Meltzer. Our Class II directors, whose term will expire at the annual meeting of our stockholders in the year 2027, are Carol Flaton, Gregory B. Maffei and David Rawlinson ll. Our Class III directors, whose term will expire at the annual meeting of our stockholders in the year 2028, are Richard N. Barton and M. Ian G. Gilchrist.

Name	Positions

Richard N. Barton Age: 58

A director of our company.

Professional Background: Mr. Barton has served as a director of our company since December 2016. He is the co-founder and served as the Chief Executive Officer of Zillow Group, Inc. (Zillow), a provider of real estate and home-related information marketplaces, from February 2019 to August 2024, and served as Zillow’s Chief Executive Officer from December 2004 to September 2010. He also is the co-founder of Glassdoor, Inc. (Glassdoor), a job listing platform, and served as its Non-Executive Chairman from June 2007 to June 2018. Mr. Barton was a venture partner at Benchmark Capital Advisors LLC, a venture capital firm, from 2005 to 2018. Mr. Barton also is the founder of Expedia, a travel booking website, as a group within Microsoft Corporation (Microsoft) in 1994, which was spun out as Expedia, Inc. (Expedia) in 1999. Mr. Barton served as Expedia’s Chief Executive Officer and President from 1999 to 2003.

Other Public Company Directorships: Mr. Barton has served as a director of Zillow since December 2004 and as a director of Netflix, Inc. since 2002. He also has served as the Co-Executive Chairman of Zillow since August 2024 and prior to that, served as the Executive Chairman of Zillow from September 2010 to February 2019. Mr. Barton served as the Non-Executive Chairman of Glassdoor from June 2007 to June 2018 and previously served as a director of Altimeter Growth Corp. 2 from January 2021 to March 2022, Altimeter Growth Corp. from September 2020 to December 2021, Expedia from 1999 to 2003, and Ticketmaster Entertainment, Inc. from December 2001 to August 2002.

Board Membership Qualifications: Mr. Barton brings to our Board a broad range of relevant leadership and technical skills resulting from his roles as a founder and former chief executive officer of companies in the mobile and Internet industries. Mr. Barton also provides experience in launching and promoting new technologies and marketing internet-based products to consumers.

Name	Positions

Fiona P. Dias Age: 60

A director of our company.

Professional Background: Ms. Dias has served as a director of our company since December 2017 when she was appointed to our Board in connection with the closing of the HSN, Inc. (HSN) acquisition and pursuant to the terms of the merger agreement for the transaction. Ms. Dias has served as a digital commerce consultant since 2014, including practicing with Ryan Retail Consulting LLC, a global firm, since January 2015. She served as the Chief Strategy Officer of ShopRunner, Inc., an online shopping service, from August 2011 to October 2014. Ms. Dias served as the Executive Vice President, Strategy & Marketing, of GSI Commerce, Inc., a provider of digital commerce solutions, from February 2007 to June 2011. She also previously served as the Executive Vice President and Chief Marketing Officer of Circuit City Stores, Inc., a specialty retailer of consumer electronics, and also held senior marketing positions with PepsiCo, a global food and beverage company, Pennzoil-Quaker State Company, a petroleum products company, and The Procter & Gamble Company, a consumer products company.

Other Public Company Directorships: Ms. Dias previously served as a director of Advance Auto Parts, Inc. from September 2009 to May 2019, HSN from July 2016 to December 2017, Choice Hotels International, Inc. from November 2004 to April 2012, Berkshire Grey Inc. from July 2021 to July 2023, and Anywhere Real Estate, Inc. (formerly Realogy Holdings Corp.) from June 2013 to January 2026.

Board Membership Qualifications: Ms. Dias brings to our Board significant experience in senior policy-making roles both as a member of other public company boards and as a senior marketing executive. She also brings extensive experience in digital commerce, marketing and managing consumer and retail brands.

Carol Flaton Age: 62

A director of our company.

Professional Background: Ms. Flaton has served as a director of our company since June 2025. She served as the Managing Director of Alix Partners, a global consulting firm, from 2014 to 2019. Ms. Flaton also served as the Managing Director of Lazard Freres & Co., Inc., a financial advisory and asset management firm, from 2008 to 2014.

Other Public Company Directorships: Ms. Flaton has served as a director of Trinseo PLC since January 2026 and Cumulus Media Inc. since January 2026. Ms. Flaton previously served as a director of Cano Health, Inc. from February 2023 to September 2023 and Bed Bath & Beyond Inc. from February 2023 to September 2023.

Board Membership Qualifications: Ms. Flaton brings to our Board her expertise in banking and finance. Ms. Flaton has extensive experience working with companies undergoing substantial transformations or financial turnarounds.

Ms. Flaton qualifies as a disinterested director under Delaware law with respect to any strategic and/or financial alternatives that may be considered and evaluated from time to time by the Board. She serves on a special committee of the Board formed for the purpose of considering and evaluating such matters.

Name	Positions
M. Ian G. Gilchrist Age: 76

A director of our company.

Professional Background: Mr. Gilchrist has served as a director of our company since July 2009. Mr. Gilchrist was Director and President of Trine Acquisition Corp., a special purpose acquisition company, from March 2019 to December 2020. Mr. Gilchrist also held various officer positions including Managing Director at Citigroup Inc., a global financial services company, and Salomon Brothers Inc., a financial services company, from 1995 to 2008, CS First Boston Corporation, the former investment banking affiliate of Credit Suisse, from 1988 to 1995, and Blyth Eastman Paine Webber, a former investment bank, from 1982 to 1988 and served as a Vice President of Warburg Paribas Becker Incorporated, a former investment bank, from 1976 to 1982. Previously, Mr. Gilchrist worked in the venture capital field and as an investment analyst.

Other Public Company Directorships: Mr. Gilchrist has served as a director of Liberty Media Corporation (including predecessors) (Liberty Media) since September 2011. Mr. Gilchrist previously served as a director of Trine Acquisition Corp from March 2019 to December 2020 and Ackerley Communications, Inc. from 1995 to 2000.

Board Membership Qualifications: Mr. Gilchrist’s field of expertise is in the media and telecommunications sector, having been involved with companies in this industry during much of his 32 years as an investment banker. Mr. Gilchrist brings to our Board significant financial expertise and a unique perspective on our company and the media and telecommunications sector. He is also an important resource with respect to the financial services firms that our company engages from time to time.

Name	Positions
Gregory B. Maffei Age: 66

Chairman of the Board and director of our company.

Professional Background: Mr. Maffei has served as a director of our company since 2005 and as Executive Chairman since March 2018. He also served as our company’s President and Chief Executive Officer from February 2006 to March 2018, having served as our CEO-Elect from November 2005 through February 2006. Mr. Maffei served as the President and Chief Executive Officer of Liberty TripAdvisor Holdings, Inc. (LTAH) from July 2013 to April 2025, Liberty Media from May 2007 to December 2024, Liberty Broadband Corporation (LBC) from June 2014 to December 2024, and GCI Liberty, Inc. (GCIL) from March 2018 until its combination with Liberty Broadband in December 2020. He also served as the President and Chief Executive Officer of Atlanta Braves Holdings, Inc. (ABH) from December 2022 to August 2024. Prior thereto, Mr. Maffei served as President and Chief Executive Officer of Liberty Media Acquisition Corporation (LMAC) from November 2020 until its liquidation and dissolution in December 2022, President and Chief Financial Officer of Oracle Corporation (Oracle), a computer software company, Chairman, President and Chief Executive Officer of 360networks Corporation (360networks), a wholesale telecommunications carrier, and Chief Financial Officer of Microsoft, a global technology company.

Other Public Company Directorships: Mr. Maffei has served as a director and Chairman of the Board of Tripadvisor, Inc. since February 2013, as a director of Zillow since February 2015, and as a director of Sirius XM Holdings, Inc. (Sirius XM) since March 2009 and as Chairman of the Board of Sirius XM since April 2013. Mr. Maffei served as a director of Charter Communications, Inc. from May 2013 to April 2025, Live Nation Entertainment, Inc. from February 2011 to April 2025 and as its Chairman of the Board from March 2013 to June 2025, LTAH from June 2013 to April 2025 and as its Chairman of the Board from June 2015 to April 2025, Liberty Media from May 2007 to December 2024, LBC from June 2014 to December 2024, ABH from December 2022 to August 2024 and as its Chairman of the Board from July 2023 to August 2024, LMAC from November 2020 to December 2022 and as its Chairman of the Board from April 2021 to December 2022, GCIL from March 2018 to December 2020, Zillow, Inc. (Zillow’s predecessor) from May 2005 to February 2015, DIRECTV and its predecessors from February 2008 to June 2010, Electronic Arts, Inc. from June 2003 to July 2013, Barnes & Noble, Inc. from September 2011 to April 2014, Pandora Media, Inc. from September 2017 to February 2019, and as Chairman of the Board of STARZ from January 2013 to December 2016.

Board Membership Qualifications: Mr. Maffei brings to our Board significant financial and operational experience based on his current senior policy making position at our company and his previous executive positions at Liberty Media, ABH, LBC, LTAH, GCIL, Oracle, 360networks and Microsoft, as well as his public company board experience. He provides our Board with an executive leadership perspective on the strategic planning for, and operations and management of, large public companies and risk management principles.

Name	Positions
Evan D. Malone Age: 55

A director of our company.

Professional Background: Dr. Malone has served as a director of our company since August 2008. He has served as President and Treasurer of Solid Product Design, a product development consultancy firm, since December 2024 and as Chief Executive Officer of NextFab Ventures, a venture capital firm which invests in early-stage physical technology companies, since April 2024. He also has served as President of NextFab Studio, LLC, a provider of manufacturing-related technical training, product development, and business acceleration services, since June 2009 and as the director and President of the NextFab Foundation, an IRS 501(c)(3) private operating foundation, which provides manufacturing-related technology and education to communities affected by economic or humanitarian distress, since November 2016. Dr. Malone served as an applied physics technician for Fermi National Accelerator Laboratory, part of the national laboratory system of the Office of Science, U.S. Department of Energy, from 1999 to 2001.

Other Public Company Directorships: Dr. Malone has served as a director of Liberty Media since September 2011 and Sirius XM since May 2013.

Board Membership Qualifications: Dr. Malone brings an applied science and engineering perspective to our Board. Dr. Malone’s perspectives assist the Board in developing business strategies and adapting to technological changes facing the industries in which our company competes. In addition, his entrepreneurial experience assists our Board in evaluating strategic opportunities.

Roger Meltzer Age: 75

A director of our company.

Professional Background: Mr. Meltzer has served as a director of our company since June 2025. He has served as Chairman Emeritus of DLA Piper, a global law firm, since January 2021. Mr. Meltzer served as the Global Co-Chairman and Member of the Global Board of DLA Piper from 2015 to 2020.

Other Public Company Directorships: Mr. Meltzer has served as a director of Haymaker Acquisition Corp. 4 since February 2021, MSP Recover, Inc. since May 2022, and Cyxtera Technologies, Inc. since April 2023. Mr. Meltzer previously served as a director of Audacy Inc. from November 2023 to September 2024, Lionheart II Corp from March 2021 to May 2022, Lionheart III Corp from March 2021 to August 2022, Haymaker Acquisition Corp III from February 2021 to July 2022, and Hain Celestial Group, Inc. from December 2000 to February 2020.

Board Membership Qualifications: Mr. Meltzer brings extensive experience producing substantial innovation for global firms. Mr. Meltzer has successfully navigated firms and local offices through challenges such as major worldwide financial headwinds, transnational cyber-attacks and global pandemics. Under his leadership, he has clearly established moral and business imperatives and has pioneered industry precedents for institutionalized equality, diversity and inclusivity and nurtured a global iconic pro bono effort. He is known for leading and nurturing entrepreneurial, high performing, and team-centric cultures.

Mr. Meltzer qualifies as a disinterested director under Delaware law with respect to any strategic and/or financial alternatives that may be considered and evaluated from time to time by the Board. He serves on a special committee of the Board formed for the purpose of considering and evaluating such matters.

Name	Positions
David Rawlinson II Age: 50

President and Chief Executive Officer and a director of our company.

Professional Background: Mr. Rawlinson has served as a director of our company since January 2022 and as President and Chief Executive Officer of our company and QVC, Inc. (QVC) since October 2021. He previously served as President and CEO-Elect from August 2021 to September 2021. Mr. Rawlinson served as the Chief Executive Officer of NielsenIQ (formerly Nielsen Global Connect), a global marketing research firm, from February 2020 to March 2021. He joined W. W. Grainger, Inc. (Grainger), a distributor of maintenance, repair and operating supplies, in July 2012 and previously held other executive roles with Grainger, including serving as the President of Global Online Business from November 2015 to February 2020. Mr. Rawlinson held executive roles at Exelis, Inc. (formerly ITT Corp.), a global aerospace defense, information and technology services company, from 2009 to 2012. Mr. Rawlinson previously served as a White House Fellow and held appointed positions in both the Bush and Obama administrations, serving as a senior advisor for economic policy with the White House National Economic Council during the Obama administration.

Other Public Company Directorships: Mr. Rawlinson has served as a director of NIQ Global Intelligence plc since July 2025. Mr. Rawlinson served as a director of Discover Financial Services from February 2021 to May 2025, Nielsen Holdings plc from February 2017 to March 2021 and MonotaRO Co., Ltd. from 2014 to 2019.

Board Member Qualifications: Mr. Rawlinson brings to our company and our Board significant experience in global e-commerce, consumer trends, customer data and digital business-to-business operations. In addition to his background in information solutions, Mr. Rawlinson brings deep leadership experience on a global scale and adds another expert perspective to our Board with his track record of success in digital commerce.

Bill Wafford Age: 54

Mr. Wafford has served as Chief Financial Officer and Chief Administrative Officer of our company since April 2025. He has served as Executive Vice President and Chief Financial Officer of QVC since March 2023 and as its Chief Administrative Officer since May 2024. Since October 2022, Mr. Wafford has served as Director of Jushi Holdings Inc. Previously, Mr. Wafford served as Chief Financial Officer of Everlane, Inc., a fashion retailer, from February 2022 to March 2023, Chief Financial Officer of Next Frontier Brands, Inc., a consumer packaged goods company, from July 2021 to January 2022, and as Chief Financial Officer of J.C. Penney Company, Inc. (JCPenney), a retail company, from April 2019 to April 2021. In May 2020, JCPenney filed for Chapter 11 bankruptcy protection and successfully emerged from bankruptcy in December 2020. Mr. Wafford also served as Chief Financial Officer of Vitamin Shoppe, Inc., a specialty retailer of nutritional products, from July 2017 to April 2019.

Eve DelSoldo Age: 52

Ms. DelSoldo has served as Executive Vice President and General Counsel of our company since April 2025 and as Executive Vice President (and previously Senior Vice President) and General Counsel of QVC since August 2023. Previously, Ms. DelSoldo served as Senior Vice President, Deputy General Counsel and Interim General Counsel of QVC from March 2023 to August 2023, as Vice President, General Counsel – Commerce, of QVC and HSN from February 2019 to February 2023, Vice President, General Counsel – Global IT and IP, QVC and HSN from August 2018 to February 2019, and as Director, Associate General Counsel of QVC from August 2010 to August 2018.

Name	Positions
Stacy Bowe Age: 51

Ms. Bowe has served as President of HSN Brand and US Merchandising since January 2025. Previously, Ms. Bowe served as President of HSN from February 2024 to January 2025 and as Chief Merchandising Officer of QVC US from September 2022 to January 2024. She also previously served as Executive Vice President Global eCommerce & Digital Marketing of G-III Apparel Group from May 2021 to August 2022 and as Senior Vice President and General Business Manager of Macy’s from February 2019 to February 2020.

Mike Fitzharris Age: 54

Mr. Fitzharris has served as President of QVC US Brand and Chief Operating Officer since January 2025. Mr. Fitzharris has served as President of QVC US since March 2022. He previously served as President of HSN from January 2018 to March 2022 and as Chief Executive Officer and Representative Director and Chairman for QVC Japan from 2015 to 2017.

Aidan O’Meara Age: 63	Mr. O’Meara has served as President of QVC Group International since February 2019. Prior to 2019, Mr. O’Meara held the position of Group President, International for VF Corporation.
Alex Wellen Age: 55

Mr. Wellen has served as QVC Group President and as Chief Growth Officer since March 2025. Previously, Mr. Wellen served as President and Chief Executive Officer of MotorTrend Group from January 2020 to March 2025.

Board Composition

Our Board is comprised of directors with a broad range of backgrounds and skill sets, including in media and telecommunications, science and technology, venture capital, investment banking, legal services, auditing and financial engineering.

Board Classification

Our Board of Directors currently consists of eight directors, divided among three classes. Our Board believes that its current classified structure, with directors serving for three-year terms, is the appropriate board structure for our company at this time and is in the best interests of our stockholders for the following reasons.

Long-Term Focus & Accountability

Our Board believes that a classified board encourages our directors to look to the long-term best interest of our company and our stockholders, rather than being unduly influenced by the short-term focus of certain investors and special interests. In addition, our Board believes that three-year terms focus director accountability on the Board’s long-term strategic vision and performance, rather than short-term pressures and circumstances.

Continuity of Board Leadership

A classified board allows for a greater amount of stability and continuity providing institutional perspective and knowledge to both management and less-tenured directors. By its very nature, a classified board ensures that at any given time there will be experienced directors serving on our Board who are fully immersed in and knowledgeable about our businesses, including our relationships with current and potential strategic partners, as well as the competition, opportunities, risks and challenges that exist in the industries in which our businesses operate. We also believe the benefit of a classified board to our company and our stockholders comes not from continuity alone but rather from the continuity of highly qualified, engaged and knowledgeable directors focused on long-term stockholder interests. Each year, our nominating and corporate governance committee works actively to ensure our Board continues to be comprised of such individuals.

Board Leadership Structure

Our Board has separated the positions of Chairman of the Board and Chief Executive Officer (principal executive officer). Gregory B. Maffei holds the position of Executive Chairman of the Board, leads our Board and Board meetings and provides strategic guidance to our Chief Executive Officer. David Rawlinson II, our President, holds the position of Chief Executive Officer, leads our management team and is responsible for driving the performance of our company. We believe this division of responsibility effectively assists our Board in fulfilling its duties.

Board Role in Risk Oversight

The Board as a whole has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant Board committees. Our audit committee oversees management of financial risks and business risks, including operational, data privacy and cybersecurity risks relating to potential conflicts of interest. Our compensation committee oversees the management of risks relating to our compensation arrangements with executive officers. Our nominating and corporate governance committee oversees the nomination of individuals with the judgment, skills, integrity and independence necessary to oversee the key risks associated with our company, as well as risks inherent in our corporate structure. These committees then provide reports periodically to the full Board. In addition, the oversight and review of other strategic risks are conducted directly by the full Board.

The oversight responsibility of the Board and its committees is enabled by management reporting processes that are designed to provide visibility to the Board about the identification, assessment and management of critical short-, intermediate- and long-term risks. These areas of focus include existing and emerging strategic, operational, financial and reporting, succession and compensation, legal and compliance, cybersecurity, artificial intelligence and other risks, including those related to material environmental and social matters such as climate change, human capital management, equity and inclusion, and community relations. Our management reporting processes include regular reports from our Chairman of the Board and Chief Executive Officer, which are prepared with input from our senior management team, and also include input from our internal audit group. With our Board’s oversight, we seek to drive best practices through regular sustainability-focused internal meetings and discussions, including on topics such as sustainability disclosure and cybersecurity.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, directors and officers, which constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. Our code of business conduct and ethics is available on our website at https://investors.qvcgrp.com/investors/corporate-governance/governance-documents.

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, our company has adopted an Insider Trading Policy which governs among other things, the purchase, sale and other dispositions of our company’s securities, including by our directors, officers and employees. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. Because our Insider Trading Policy and procedures are designed to address transactions in our company’s securities by our directors, officers, and employees, we do not have formal insider trading policies or procedures that govern our purchase of our company’s securities. A copy of our Insider Trading Policy is filed as Exhibit 19 to the 2025 Form 10-K.

Family Relationships; Legal Proceedings

There is no family relationship between any of our executive officers or directors, by blood, marriage or adoption.

During the past ten years, none of our directors and executive officers has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

Committees of the Board of Directors

The Board of Directors has four standing committees: audit, compensation, executive and nominating and corporate governance. The key responsibilities and focus areas of each committee, as well as their current members and information on the number of meetings during 2025 are set forth below. The written charters for the audit, compensation and nominating and corporate governance committees as adopted by each such committee, as well as our corporate governance guidelines (which were developed by the nominating and corporate governance committee), can be found on our website at www.qvcgrp.com.

Our Board of Directors, by resolution, may from time to time establish other committees of our Board of Directors, consisting of one or more of our directors. Any committee so established will have the powers delegated to it by resolution of our Board of Directors, subject to applicable law.

The Board of Directors has determined that all of the members of each of the audit, compensation and nominating and corporate governance committees are independent.

Audit Committee Overview

The audit committee reviews and monitors the corporate accounting and financial reporting and the internal and external audits of our company. The audit committee’s functions include, among other things, (i) appointing or replacing our independent auditors, (ii) reviewing and approving in advance the scope and the fees of our annual audit and reviewing the results of our audits with our independent auditors, (iii) reviewing and approving in advance the scope and the fees of non-audit services of our independent auditors, (iv) reviewing the compliance with and the adequacy of our existing major accounting and financial reporting policies, (v) reviewing our management’s procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices, (vi) confirming compliance with applicable SEC and stock exchange rules, and (vii) preparing a report for our annual proxy statement.

The audit committee met four times in 2025. The chair of the audit committee is M. Ian G. Gilchrist, and the other members are Fiona P. Dias, Carol Flaton, and Roger Meltzer. Larry E. Romrell was a member of the audit committee prior to June 2025. Our Board of Directors has determined that Mr. Gilchrist is an “audit committee financial expert” under applicable SEC rules and regulations.

Executive Committee Overview

Our executive committee may exercise all the powers and authority of our Board of Directors in the management of our business and affairs (except as specifically prohibited by the General Corporation Law of the State of Delaware). This includes the power and authority to authorize the issuance of shares of our capital stock.

No meetings of the executive committee were held in 2025. The members of the executive committee are Gregory B. Maffei and David Rawlinson II. John C. Malone was a member of the executive committee prior to May 2025.

Compensation Committee Overview

The compensation committee assists the Board in discharging its responsibilities relating to compensation of our company’s executives. The compensation committee’s functions include, among other things, (i) reviewing and approving corporate goals and objectives relevant to the compensation of our Chairman of the Board, Chief Executive Officer and our other executive officers, (ii) reviewing and approving the compensation of our executive officers, (iii) making recommendations to our Board and administering any incentive-compensation plans and equity-based plans, and (iv) producing a report on executive compensation for our annual proxy statement.

The compensation committee met 17 times in 2025. The chair of the compensation committee is Roger Meltzer, and the other members are Carol Flaton and M. Ian G. Gilchrist. Larry E. Romrell was a member of the compensation committee prior to June 2025, and Andrea L. Wong was a member of the compensation committee prior to May 2025.

Nominating and Corporate Governance Committee Overview

The nominating and corporate governance committee’s functions include, among other things, (i) identifying and recommending individuals qualified to become Board members consistent with criteria established or approved by our Board of Directors, with the assistance of the committee, from time to time, (ii) identifying director nominees for upcoming annual meetings, (iii) developing corporate governance guidelines applicable to our company, and (iv) overseeing the evaluation of our Board and our management.

The nominating and corporate governance committee met one time in 2025. The members of the nominating and corporate governance committee are Richard N. Barton and Fiona P. Dias. Andrea L. Wong was a member of the nominating and corporate governance committee prior to May 2025.

Board Criteria and Director Candidates

Board Criteria. The nominating and corporate governance committee believes that nominees for director should possess the highest personal and professional ethics, integrity, values and judgment and should be committed to the long-term interests of our stockholders. To be nominated to serve as a director, a nominee need not meet any specific minimum criteria. As described in our corporate governance guidelines, director candidates are identified and nominated based on broad criteria, with the objective of identifying and retaining directors that can effectively develop our company’s strategy and oversee management’s execution of that strategy. In the director candidate identification and nomination process, our Board seeks a breadth of experience from a variety of industries and from professional disciplines, along with a diversity of demographics and perspectives. When evaluating a potential director nominee, including one recommended by a stockholder, the nominating and corporate governance committee will take into account a number of factors, including, but not limited to, the following:

●	independence from management;
●	his or her unique background, including education, professional experience, relevant skill sets and personal characteristics;
●	judgment, skill, integrity and reputation;
●	existing commitments to other businesses as a director, executive or owner;
●	personal conflicts of interest, if any; and
●	the size and composition of the existing Board of Directors, including whether the potential director nominee would positively impact the composition of the Board by bringing a new perspective or viewpoint to the Board of Directors.

The nominating and corporate governance committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees.

Outside Commitments. In recent years, some investors and proxy advisors have instituted “bright-line” proxy voting policies on the number of outside public company boards that a director may serve on. Our Board of Directors recognizes investors’ concerns that highly sought-after directors could lack the time and attention to adequately perform their duties and responsibilities, and considers each director’s performance and commitment to ensure their continued effectiveness as a director. Additionally, our Board recognizes that outside commitments may also present conflicts, or potential conflicts, of interest for our directors. Our company and our Board value the benefits derived from our directors from their service on other public company boards, as such service provides our directors with diverse perspectives, in-depth industry knowledge and cross-industry insights, all of which we believe enhance the knowledge base and skill set of our Board as a whole. Based on this perspective, we have considered the facts and circumstances of the roles of our directors with our company, including the following considerations:

●	from a historical perspective, the significant time and resources each of these directors has regularly dedicated to our company;
●	the nature of their board commitments relating to their respective roles with these companies;

●	the synergies between their respective service on these other boards and ours; and
●	the respective directors’ personal skills, expertise and qualifications (including the broad industry knowledge of each such director).

We believe that the outside service of our directors does not conflict with, and instead enhances, their respective roles and responsibilities at our company.

Director Candidate Identification Process. The nominating and corporate governance committee will consider candidates for director recommended by any stockholder provided that such recommendations are properly submitted. Eligible stockholders wishing to recommend a candidate for nomination as a director should send the recommendation in writing to the Corporate Secretary, QVC Group, Inc., 1200 Wilson Drive, West Chester, Pennsylvania 19380. Stockholder recommendations must be made in accordance with our bylaws, as discussed under “The Annual Meeting—Stockholder Proposals” above, and contain the following information:

●	the name and address of the proposing stockholder and the beneficial owner, if any, on whose behalf the nomination is being made, and documentation indicating the number and class of shares of our common stock, directly or indirectly, owned beneficially and of record by such person and the holder or holders of record of those shares, together with a statement that the proposing stockholder is recommending a candidate for nomination as a director;
●	the candidate’s name, age, business and residence addresses, principal occupation or employment, business experience, educational background and any other information relevant in light of the factors considered by the nominating and corporate governance committee in making a determination of a candidate’s qualifications, as described below;
●	a statement detailing any relationship, agreement, arrangement or understanding between (or on behalf of) the proposing stockholder and/or beneficial owner(s), if different, and any other person(s) (including their names) under which the proposing stockholder is making the nomination and any affiliates or associates (as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the Exchange Act)) of such proposing stockholder(s) or beneficial owner (each a Proposing Person);
●	a statement detailing any relationship, arrangement or understanding that might affect the independence of the candidate as a member of our Board;
●	any other information that would be required under SEC rules in a proxy statement soliciting proxies for the election of such candidate as a director;
●	a representation as to whether the Proposing Person intends (or is part of a group that intends) to deliver any proxy materials or otherwise solicit proxies in support of the director nominee;
●	a representation that the Proposing Person and candidate is not subject to, nor will enter into, any voting or other agreement that has not been disclosed to the company and that could limit or interfere with such candidate’s ability to comply with their fiduciary duties;
●	a representation by each Proposing Person who is a holder of record of our common stock as to whether the notice is being given on behalf of the holder of record and/or one or more beneficial owners, the number of shares held by any beneficial owner along with evidence of such beneficial ownership and that such holder of record is entitled to vote at the annual stockholders meeting and intends to appear in person or by proxy at the annual stockholders meeting at which the person named in such notice is to stand for election;
●	a written consent of the candidate to be named in the proxy statement and the accompanying proxy card and to serve as a director, if nominated and elected;
●	a representation as to whether the Proposing Person has received any financial assistance, funding or other consideration from any other person regarding the nomination (a Stockholder Associated Person) (including the details of such assistance, funding or consideration);

●	a written questionnaire completed and signed by the candidate with respect to the background, qualifications and independence of the candidate and the background of the proposing stockholder, Proposing Person or any Stockholder Associated Person;
●	reasonable evidence that such Proposing Person has met the requirements of Rule 14a-19(a)(3) of the Exchange Act, if the Proposing Person provides notice pursuant to Rule 14a-19(b) of the Exchange Act; and
●	a representation as to whether and the extent to which any hedging, derivative or other transaction has been entered into with respect to our company within the last twelve months by, or is in effect with respect to, the Proposing Person, any person to be nominated by the proposing stockholder or any Stockholder Associated Person, the effect or intent of which transaction is to mitigate loss to or manage risk or benefit of share price changes for, or increase or decrease the voting power of, the Proposing Person, its nominee, or any such Stockholder Associated Person.

In connection with its evaluation, the nominating and corporate governance committee may request additional information from the Proposing Person and the candidate. The nominating and corporate governance committee has sole discretion to decide which individuals to recommend for nomination as directors. The nominating and corporate governance committee will evaluate a prospective nominee suggested by any stockholder in the same manner and against the same criteria as any other prospective nominee identified by the nominating and corporate governance committee.

When seeking candidates for director, the nominating and corporate governance committee may solicit suggestions from incumbent directors, management, stockholders and others. After conducting an initial evaluation of a prospective nominee, the nominating and corporate governance committee will interview that candidate if it believes the candidate might be suitable to be a director. The nominating and corporate governance committee may also ask the candidate to meet with management. If the nominating and corporate governance committee believes a candidate would be a valuable addition to our Board of Directors, it may recommend to the full Board that candidate’s nomination and election.

Prior to nominating an incumbent director for re-election at an annual meeting of stockholders, the nominating and corporate governance committee will consider the director’s past attendance at, and participation in, meetings of the Board of Directors and its committees and the director’s formal and informal contributions to the various activities conducted by the Board and the Board committees of which such individual is a member. In addition, the nominating and corporate governance committee will consider any outside directorships held by such individual. See “—Outside Commitments” above.

Board Meetings

During 2025, there were fourteen meetings of our full Board of Directors.

Director Attendance at Annual Meetings

Our Board of Directors encourages all members of the Board to attend each annual meeting of our stockholders. Six of our nine directors then-serving attended our 2025 annual meeting of stockholders.

Stockholder Communication with Directors

Our stockholders may send communications to our Board of Directors or to individual directors by mail addressed to the Board of Directors or to an individual director c/o QVC Group, Inc., 1200 Wilson Drive, West Chester, Pennsylvania 19380. All such communications from stockholders will be forwarded to our directors on a timely basis. Stockholders are also encouraged to send communications to QVC Group Investor Relations, which conducts robust stockholder engagement efforts for our company and provides our Board with insight on stockholder concerns.

Executive Sessions

Under Nasdaq’s listing standards, to which we were subject until April 24, 2026, the independent directors are required to meet in regularly scheduled executive sessions, without management participation.

Hedging Disclosure

We do not have any practices or policies regarding the ability of our employees (including officers) or directors, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds) or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities.

Changes in Control

Other than the Chapter 11 Cases described in the 2025 Form 10-K and as further discussed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2026, we know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.

Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms filed with the SEC and written representations made to us by our executive officers and directors, we believe that, during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were met, with the exception of a Form 3 by Carol Flaton on July 18, 2025.

Item 11. Executive Compensation

This section sets forth information relating to, and an analysis and discussion of, compensation paid by our company to the following persons (who we collectively refer to as our named executive officers):

●	David Rawlinson II, President and Chief Executive Officer, QVC Group, Inc.
●	Bill Wafford, Chief Accounting Officer and Chief Financial Officer, QVC Group, Inc.
●	Brian J. Wendling, Former Chief Accounting Officer and Former Principal Financial Officer, QVC Group, Inc.
●	Stacy Bowe, President, HSN Brand and US Merchandising, QVC Group
●	Mike Fitzharris, President, QVC Brand and Chief Operating Officer, QVC Group
●	Alex Wellen, President and Chief Growth Officer, QVC Group

Special Note Regarding Chapter 11 Cases

As previously disclosed in the 2025 Form 10-K and as discussed below, we have initiated voluntary Chapter 11 proceedings. Pursuant to the plan of reorganization filed in connection with such proceedings, it is anticipated that, upon approval of such plan and in connection with emergence from these proceedings, all of our company’s outstanding capital stock and outstanding equity awards will be cancelled for no value. As described below under “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards,” in August 2025, and in connection with the comprehensive review of our company’s compensation programs and the implementation of a revised compensation structure for our company’s senior executives, the company paid Special Bonuses (as defined below) to Messrs. Rawlinson, Wafford, Fitzharris and Wellen and Ms. Bowe in exchange for the waiver of all participation in any annual bonus program established by our company or any of its affiliates for the 2025 and 2026 calendar years and all rights to receive any equity-based compensation for the calendar years 2025 and 2026. We have noted such forfeitures where applicable in the disclosure that follows.

The information set forth below is presented in accordance with applicable SEC rules and regulations, and thus primarily discusses compensation paid to our named executive officers in 2025 (and in certain prior periods, as applicable). Therefore, it does not give effect to the ultimate impact of the Chapter 11 Cases on any form of compensation received by our named executive officers. Applicable SEC rules and regulations do not permit us to reflect the impact of the Special Bonus and the impact of emergence from the Chapter 11 Cases in the “Summary Compensation Table” below in a way that our compensation committee of our Board of Directors believes reflects our compensation philosophy and compensation outcomes.

For additional details on the Special Bonuses and compensation elements forfeited, please see “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards” below.

Compensation Discussion and Analysis

Compensation Overview

Our compensation committee of our Board of Directors has responsibility for establishing, implementing and regularly monitoring adherence to our compensation philosophy. Our compensation philosophy seeks to align the interests of the named executive officers with those of our stockholders while also offering retention in the face of recent stock price volatility, share availability limitations and, in 2025 and 2026, liability management exercises undertaken by our Board, which ultimately resulted in the initiation of voluntary Chapter 11 proceedings on April 16, 2026, with the ultimate goal of appropriately motivating our executives to increase long-term stockholder value. In 2025, the compensation committee also took action to provide additional retention through the use of cash-based awards, which was also necessary in light of the expiration of the QVC Group, Inc 2020 Omnibus Incentive Plan (the 2020 incentive plan) and liability management exercises undertaken by our company.

Our compensation committee seeks to approve a compensation package for each named executive officer that is commensurate with the responsibilities and proven or expected performance of that executive and that is competitive relative to the compensation packages paid to similarly situated executives in other companies. Our compensation committee believes that our compensation packages should assist our company in attracting and retaining key executives critical to our long-term success.

Our feedback from stockholders on this pay philosophy has been positive. At our 2025 annual meeting, stockholders representing a majority of the aggregate voting power of our company present and entitled to vote on our say-on-pay proposal voted in favor of, on an advisory basis, our executive compensation disclosed in our proxy statement for the 2025 annual meeting. When we initially set our executive compensation in early 2025, no material changes were implemented to our executive compensation program as a result of this vote. However, as discussed below, in the third quarter of 2025, our Board of Directors and our compensation committee, with the advice of their independent compensation consultant and legal advisors, conducted a comprehensive review of our company’s compensation programs and, as a result of this review, our Board of Directors and our compensation committee determined that the historic compensation structure and related performance metrics would benefit from certain changes designed to improve effectiveness of such programs in motivating, incentivizing and retaining our company’s workforce, including our named executive officers (other than Mr. Wendling). To that end, in August 2025, our Board of Directors and our compensation committee implemented a new element of compensation for our company’s senior executives, including our named executive officers (other than Mr. Wendling), as described below. At our 2023 annual stockholder meeting, stockholders elected to hold a say-on-pay vote every year and our Board of Directors adopted this as the frequency at which future say-on-pay votes would be held.

Services Agreement

In September 2011, we entered into a services agreement with our former subsidiary, which agreement was assumed in January 2013 by its former subsidiary, then-known as Liberty Spinco, Inc. (currently known as Liberty Media), and which was amended in December 2019 (the amended services agreement). During 2025, Liberty Media and our company began transitioning various general and administrative services provided by Liberty Media under the amended services agreement to the management of our company. As part of this transition, effective March 31, 2025, Mr. Wendling stepped down from his executive officer position. Although the amended services agreement remains in place, the services provided thereunder have been significantly reduced. During 2025, pursuant to the amended services agreement, we paid Liberty Media a service fee for the provision of services of Liberty Media’s employees, including Mr. Wendling. Historically, we reimbursed Liberty Media for the portion of base salary and certain other compensation Liberty Media paid to Mr. Wendling and certain of our other employees that was allocable to us for us for estimated time spent by each such employee related to our company. For Mr. Wendling, the salaries and certain perquisite information included in the 2024 and 2023 years in the “Summary Compensation Table” include the portion of the compensation allocable to our company and for which we reimbursed Liberty Media and do not include the portion of the compensation allocable to Liberty Media or any of the other companies also party to services agreements with Liberty Media.

None of our other named executive officers provide services under the amended services agreement and, therefore, their compensation is paid by our company; no portion of their compensation was paid by Liberty Media.

Role of Independent Compensation Consultant

As described in “Executive Compensation—Compensation Discussion and Analysis—Compensation Overview” above, in the third quarter of 2025, our company, in consultation with management and our compensation committee, engaged an independent compensation consultant (WTW) to conduct a comprehensive review of our company’s compensation programs. WTW had previously been engaged by our management to serve as our company’s benefits administrator. In 2025, total fees paid to WTW were $1,599,109. The fees included $266,300 related to compensation consulting and $1,113,378 related to WTW’s role as our company’s benefits administrator. The remainder of the fees related to various non-compensation consulting projects associated with WTW’s role as benefits administrator. WTW considered common compensation structures of distressed companies, including the types of compensation paid (such as cash compensation versus equity-based compensation) and, for incentive-based compensation, the length of time over which such compensation is paid or earned and, where available, the performance metrics associated with such incentives. The companies included in this review were:

Executive Retention Practices
Rite Aid Corporation	J.C. Penney Company, Inc.	The Hertz Corporation
Chesapeake Energy Corporation	McDermott International, Inc.	Frontier Communications Corp.
Bed Bath & Beyond, Inc.	Spirit Airlines, Inc.	Neiman Marcus Group LTD LLC
Big Lots, Inc.	Gol Linhas Aéreas Inteligentes S.A.	Ascena Retail Group, Inc.
Diebold Holding Company, Inc.	Vertex Energy, Inc.	Garrett Motion Inc.

Pre-Paid Executive Incentive Performance Metrics
Akorn, Inc.	Chesapeake Energy Corporation	Gulfport Energy Corporation
Libbey Inc.	Noble Corporation plc	Oasis Petroleum Inc.
Teligent, Inc.	Chaparral Energy, Inc. (rebranded as Canvas Energy, Inc. post emergence from restructuring)	Denbury Resources Inc.
Endo International plc	J.C. Penney Company, Inc.	Washington Prime Group, Inc.

In addition, for Mr. Rawlinson, WTW reviewed chief executive officer total compensation at companies that filed for Chapter 11 protection:

Envision Healthcare	Intelsat S.A.	Toys “R” Us Inc.
JCPenney Company, Inc.	Chesapeake Energy Corporation	McDermott International, Inc.
Mallinckrodt plc	Avaya Inc. (2017)	Endo International plc
Frontier Communications Corporation	iHeartMedia	Whiting Petroleum Corporation
Avaya Inc. (2022)

WTW also benchmarked the compensation of our company’s executives against our normal peer group of publicly traded companies:

Abercrombie & Fitch Co.	Bath & Body Works, Inc.	Burlington Stores, Inc.
Chewy, Inc.	DICK’s Sporting Goods, Inc.	Etsy, Inc.
Foot Locker, Inc.	IAC Inc.	iHeartMedia, Inc.
Kohl’s Corporation	Macy’s, Inc.	Nexstar Media Group, Inc.
Pinterest, Inc.	PVH Corp.	Sally Beauty Holdings, Inc.
Signet Jewelers Limited	The Gap, Inc.	Urban Outfitters, Inc.
V.F. Corporation	Wayfair, Inc.

Where such normal peer companies did not have publicly disclosed compensation for executives similarly situated to our executives, WTW reviewed survey benchmark data.

As a result of this review, our Board of Directors and our compensation committee determined that the historic compensation structure and related performance metrics would benefit from certain changes designed to improve effectiveness of such programs in motivating and incentivizing our company’s workforce, including our named executive officers (other than Mr. Wendling). To that end, in August 2025, our Board of Directors and our compensation committee implemented a new element of compensation for our company’s senior executives, including our named executive officers (other than Mr. Wendling), as described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards” below.

Setting Executive Compensation

In making its compensation decision for each named executive officer, our compensation committee considers the following:

●	each element of the named executive officer’s compensation, including salary, performance-based bonus, long-term incentive compensation, perquisites and other personal benefits;
●	the retention of key talent in light of liability management options under consideration by the Board in 2025;
●	the financial performance of our company compared to internal forecasts and budgets;
●	the scope of the named executive officer’s responsibilities;
●	the competitive nature of the compensation packages offered based on general industry knowledge of the retail and commerce industries and periodic use of survey information provided by Meridian and WTW; and
●	the performance of the group reporting to the named executive officer.

Prior to the time when various general and administrative services provided by Liberty Media were transitioned to our company, when setting compensation, our compensation committee considered the recommendations obtained from Mr. Rawlinson as to all elements of the compensation packages of Messrs. Wafford’s, Fitzharris’ and Wellen’s and Ms. Bowe’s compensation. To make these recommendations, Mr. Rawlinson evaluated the performance and contributions of each such named executive officer. He also considered whether the pay packages afforded to such named executive officers were competitive and were aligned internally and evaluated the named executive officer’s performance against individual, department and corporate goals. Following the transition of such general and administrative services, and in connection with compensation elements put in place since, our compensation committee has determined the compensation packages of all of our named executive officers.

On February 27, 2025, we entered into a new employment agreement with Mr. Rawlinson (the 2025 Rawlinson Employment Agreement). Prior to our compensation committee’s approval of the 2025 Rawlinson Employment Agreement, our compensation committee reviewed relevant comparable chief executive officer cash and equity compensation components as a reference point for the proposed new compensation arrangements and considered the recommendation of our compensation committee, with respect to Mr. Rawlinson’s annual compensation package, which had been structured giving consideration to components of cash and equity compensation paid to chief executive officers of comparable retailers and e-commerce companies. Based on this review, our compensation committee determined to confirm and approve the proposed arrangements. Prior to our compensation committee’s approval of the 2025 Rawlinson Employment Agreement, our compensation committee engaged Meridian, an independent and experienced compensation consultant, to assist in determining Mr. Rawlinson’s compensation package for the term of the 2025 Rawlinson Employment Agreement. See “Executive Compensation Arrangements—David Rawlinson II” below for a description of the Rawlinson Employment Agreement.

Elements of 2025 Executive Compensation

For 2025, the principal components of compensation for the named executive officers (other than Mr. Wendling) were:

●	base salary;
●	a Special Bonus (as defined below) that vests subject to service-based and performance-based conditions;
●	for Mr. Rawlinson, a performance-based cash award, a portion of which Mr. Rawlinson waived in connection with the payment of the Special Bonus;
●	for Messrs. Rawlinson and Wellen, a cash-based retention and sign-on bonus award, respectively;
●	a performance-based bonus, payable in cash, and time-based restricted stock units, each of which our named executive officers waived in connection with the payment of the Special Bonus; and
●	limited perquisites and other personal benefits.

Base Salary

Historically, base salary has been a relatively smaller portion of each named executive officer’s overall compensation package, allowing for a greater portion to be performance- or incentive-based, thereby aligning the interests of our executives more closely with those of our stockholders. The base salaries of the named executive officers are reviewed on an annual basis (other than Messrs. Rawlinson’s, which is set by the terms of his employment agreement), as well as at the time of any change in responsibilities. Typically, after establishing a named executive officer’s base salary, salary increases are limited to market adjustments, adjustments based on changes in the scope of the named executive officer’s responsibilities, and adjustments to align the named executive officer’s salary level with those of our other named executive officers.

After completion of the annual review in the first quarter of 2025, the 2024 base salaries of Messrs. Wafford and Fitzharris and Ms. Bowe were increased by 6.25%, 3% and 3%, respectively, reflecting an increase in responsibilities and a market adjustment, along with an alignment based on market analysis of comparable positions. For 2025, Mr. Rawlinson’s base salary was $1,750,000 per the terms of the Rawlinson 2025 Employment Agreement and, because Mr. Wellen commenced employment in 2025 after annual base salary amounts were determined, Mr. Wellen’s base salary was $760,000 per the terms of the Wellen Employment Agreement.

2025 Bonuses

Performance-Based Bonus Awards

Pursuant to the 2025 Rawlinson Employment Agreement, Mr. Rawlinson was eligible for a performance-based bonus in 2025 with a target value equal to 200% of his base salary and a maximum value equal to 300% of his base salary, which was to be based equally upon the company’s Revenue, Free Cash Flow and OIBDA.

Our other named executive officers were eligible for performance-based bonuses in 2025 that could be earned based on Adjusted OIBDA targets and each with a target amount equal to 60% of their respective base salaries and with a minimum payout of 50% of target.

In connection with the Special Bonus paid to each of our named executive officers in August 2025, each named executive officer agreed to waive any and all participation in the 2025 annual bonus program.

CEO Retention and Wellen Sign-On Bonuses

In connection with entering into the 2025 Rawlinson Employment Agreement, Mr. Rawlinson received a retention bonus of $2,250,000, which will be subject to repayment on a pro-rated, after-tax basis in the event Mr. Rawlinson is terminated for cause or terminates his employment without good reason (each as defined in the 2025 Rawlinson Employment Agreement), in either case, prior to the end of the Initial Term (as defined in “Executive Compensation Arrangements—David Rawlinson II” below).

In connection with the commencement of Mr. Wellen’s employment and entry into the Wellen Employment Agreement (as defined in “Executive Compensation Arrangements—Other Named Executive Officer Employment Agreements” below), Mr. Wellen received a sign-on bonus of $300,000. Mr. Wellen’s sign-on bonus was scheduled to be paid in two installments: $200,000 within thirty days of

Mr. Wellen’s start date and $100,000 on or around the first regular payroll date following the twelve (12)-month anniversary of Mr. Wellen’s start date. However, our company and Mr. Wellen subsequently mutually agreed that the full sign-on bonus would be paid in 2025. The tranches of Mr. Wellen’s sign-on bonus will be subject to repayment on a pro-rated basis in the event Mr. Wellen voluntarily resigns or is terminated by the company for cause (as defined in the Wellen Employment Agreement) prior to the first and second anniversaries, respectively, of Mr. Wellen’s start date.

Other Named Executive Officer Retention Awards

In March 2025, our company granted Messrs. Wafford and Fitzharris and Ms. Bowe retention bonuses that were scheduled to vest on January 5, 2026, subject to their continued employment through such date, in the following amounts: Mr. Wafford - $1,000,000; Mr. Fitzharris - $1,000,000; Ms. Bowe - $685,000. In connection with the Special Bonus paid to each of these named executive officers in August 2025, each such named executive officer agreed to forfeit their retention award.

Special Bonus Awards

In August 2025, in connection with the comprehensive review of our company’s compensation programs and the implementation of a revised compensation structure for our company’s senior executives (including our named executive officers (other than Mr. Wendling)), the company paid Messrs. Rawlinson, Wafford, Fitzharris, Wellen and Ms. Bowe $15,750,000, $5,913,750, $3,589,240, $2,951,000 and $2,960,399, respectively (the Special Bonuses), in exchange for the waiver of all participation in any annual bonus program established by our company or any of its affiliates for the 2025 and 2026 calendar years and all rights to receive any equity-based compensation for the calendar years 2025 and 2026. As described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Performance-Based Bonus Awards” above and “Executive Compensation—Compensation Discussion and Analysis—Incentive Compensation—2025 Equity Awards” below, as a result of the receipt of the Special Bonuses, the named executive officers’ 2025 performance-based bonuses established in March 2025, the 2025 Rawlinson Term RSUs, the 2025 Multiyear RSUs, the 2025 Wellen Sign-On RSUs and a portion of the Rawlinson Performance Award were forfeited.

The Special Bonuses are comprised of a retention component, which vests subject to each named executive officers’ continued employment with our company through specified dates, and a performance component, which can be earned in five equal tranches based on the achievement of five specified performance goals (including the year-end customer count for the 2026 fiscal year, our company’s Adjusted OIBDA for the 2026 fiscal year compared to that for the 2025 fiscal year, the date by which a plan of reorganization of our company is approved under Chapter 11 of the Bankruptcy Code (the Emergence Date), a reduction in our company’s fixed costs over the 2025 and 2026 fiscal years and the amount of proceeds realized from the sale of specified properties), subject to the named executive officer’s continued employment through the applicable performance period. Upon certain terminations of employment prior to satisfaction of a service requirement, or, with respect to the performance component, to the extent the applicable performance goals are not achieved, the named executive officer will be required to repay the after-tax value of the applicable portion of the Special Bonus. The chart below summarizes the portion of each named executive officers’ Special Bonus related to the retention component (and the vesting dates thereof) and the performance component.

	Special Bonus Amount
			Performance
Name	Total	Retention Component	Component
David Rawlinson	$15,750,000	$13,650,000	$2,100,000
Bill Wafford	$5,913,750	$5,213,750	$700,000
Stacy Bowe	$2,960,399	$2,694,936	$265,463
Mike Fitzharris	$3,589,240	$3,287,162	$302,078
Alex Wellen	$2,951,000	$2,665,050	$285,950

	Retention Component Vesting
				Earlier of the
				Emergence Date
	January 5,	March 15,	March 31,	or February 15,	February 15,	March 15,
Name	2026	2026	2026	2027	2027	2027
David Rawlinson	$—	$—	$—	$9,900,000	$3,750,000	$—
Bill Wafford	$1,000,000	$—	$913,750	$3,300,000	$—	$—
Stacy Bowe	$685,000	$—	$758,466	$1,251,470	$—	$—
Mike Fitzharris	$1,000,000	$—	$863,080	$1,424,082	$—	$—
Alex Wellen	$—	$250,000	$817,000	$1,348,050	$—	$250,000

As described above, following the payment of the Special Bonuses in August 2025, we initiated voluntary Chapter 11 proceedings in April 2026. Pursuant to the plan of reorganization filed in connection with such proceedings, it is anticipated that, upon approval of such plan and in connection with emergence from these proceedings, all of our company’s outstanding capital stock and outstanding equity awards will be cancelled for no value. The chart below summarizes the compensation elements that are reported in the “Stock Awards” column of the Summary Compensation Table (that is, the equity-based awards or the Rawlinson Performance Award, which is accounted for in a similar manner) that were forfeited by each named executive officer in exchange for the Special Bonus or that are anticipated to be cancelled for no value in the Chapter 11 proceedings.

		Grant Date Fair Value	Grant Date Fair Value
		of Award Reported in	of Award Remaining After
		Summary	Forfeiture and/or Impact of
Name	Award	Compensation Table	Chapter 11 Cases
David Rawlinson II	2025 Rawlinson Term RSUs	$4,540,540	$0
	Rawlinson Performance Award	$15,000,000	$0
	Total:	$19,540,540	$0
Bill Wafford	2025 Multiyear RSUs	$774,162	$0
	Total:	$774,162	$0
Stacy Bowe	2025 Multiyear RSUs	$662,876	$0
	Total:	$662,876	$0
Mike Fitzharris	2025 Multiyear RSUs	$754,306	$0
	Total:	$754,306	$0
Alex Wellen	2025 Multiyear RSUs	$636,750	$0
	2025 Wellen Sign-On RSUs	$270,270	$0
	Total:	$907,020	$0

After giving effect to the forfeitures described above, the total compensation that would have been reported for each of Messrs. Rawlinson, Wafford, Fitzharris and Wellen and Ms. Bowe in the Summary Compensation Table with respect to 2025, had SEC rules permitted the removal of the grant date fair value of awards that were forfeited or that are anticipated to be cancelled for no value in the Chapter 11 proceedings, would have been as follows:

David Rawlinson II	$10,865,867
Bill Wafford	$3,692,208
Stacy Bowe	$1,919,020
Mike Fitzharris	$2,223,642
Alex Wellen	$2,249,755

In addition, as described above, the named executive officers also agreed to waive all participation in any annual bonus program established by our company or any of its affiliates for the 2025 and 2026 calendar years and all rights to receive any equity-based compensation for the calendar year 2026. Messrs. Wafford and Fitzharris and Ms. Bowe also agreed to waive the right to receive previously granted retention bonuses. In accordance with SEC rules, none of these amounts have been reported in the Summary Compensation Table. The chart below summarizes the target amount of the named executive officers’ 2025 annual bonus they agreed to waive, which are described in the “Grants of Plan-Based Awards” table below, and which were forfeited by each named executive officer in exchange for the Special Bonus.

David Rawlinson II	$3,500,000
Bill Wafford	$505,151
Stacy Bowe	$421,540
Mike Fitzharris	$479,451
Alex Wellen	$362,301

Incentive Compensation

Before its expiration on May 21, 2025, the 2020 incentive plan provided for the grant of a variety of incentive awards, including non-qualified stock options (stock options or options), restricted shares, restricted stock units (RSUs), stock appreciation rights (SARs) and performance awards (including cash-based awards). Subject to share availability considerations, our compensation committee granted stock-based incentive awards, most recently RSUs, performance awards and options.

2025 Equity Awards

Equity Awards Granted in March 2025 and Forfeited in Connection with Payment of Special Bonuses. In March 2025, our company granted Mr. Rawlinson RSUs pursuant to the 2025 Rawlinson Employment Agreement (the 2025 Rawlinson Term RSUs), which were scheduled to vest in three substantially equal installments on each of December 10, 2025, December 10, 2026 and December 10, 2027, and granted cash-settled RSUs to our other named executive officers (the 2025 Multiyear RSUs and the 2025 Wellen Sign-On RSUs), which represented the right to receive a cash payment equal to the product of the fair market value of a QVCGA share as of vesting, subject to a minimum per share amount of $0.18 and a maximum per share amount of $0.74 (which amounts represent pre-reverse-stock-split prices), multiplied by the number of cash-settled RSUs that vest. Each of Messrs. Wafford, Fitzharris and Wellen and Ms. Bowe received the 2025 Multiyear RSUs, which were scheduled to vest in three substantially equal installments on each of March 15, 2026, March 15, 2027 and March 15, 2028, and Mr. Wellen also received the 2025 Wellen Sign-On RSUs, which were scheduled to vest 50% on each of March 15, 2026 and March 15, 2027. In connection with the Special Bonus paid to each of our named executive officers in August 2025, the 2025 Rawlinson Term RSUs, 2025 Multiyear RSUs and 2025 Wellen Sign-On RSUs were forfeited.

QVC CEO Performance Award. Pursuant to the 2025 Rawlinson Employment Agreement, Mr. Rawlinson was granted a long-term cash award with a target grant date value equal to $15 million (the Rawlinson Performance Award), which can be earned and vest in three equal tranches each having a target value of $5 million. Vesting of the Rawlinson Performance Award, which can be earned between 50% and 200% of target (with each tranche vesting in a minimum vesting amount of $2.5 million but not more than $10 million), will be subject to the performance of the QVCGA stock price over three individual performance periods, by reference to the change in the QVCGA stock price from the beginning of the period through the end of the period, and Mr. Rawlinson remaining employed by our company or a subsidiary through the date the level of achievement of the applicable performance metrics are determined (the determination date).

The first performance period was scheduled to begin on the day following the day earnings were released for the 2024 fiscal year and run through the end of the ten-day period that began (and included) the day following the day earnings were released for the 2025 fiscal year, with the Starting Price equal to $0.40 (which was later adjusted to reflect the impact of the reverse-stock-split) and the Ending Price equal to the average closing market price of a share of QVCGA during the ten (10)-day period beginning on the day following the earnings release for the 2025 fiscal year; the second performance period began at the end of the originally scheduled first performance period and will run through the end of the ten-day period that begins (and includes) the day following the day earnings are released for the 2026 fiscal year, with the Starting Price equal to the Ending Price for the first performance period and the Ending Price equal to the average closing market price of a share of QVCGA during the ten (10)-day period beginning on the day following the earnings release for the 2026 fiscal year; and the third performance period will begin at the end of the second performance period and run through the end of the ten-day period that begins (and includes) the day following the day earnings are released for the 2027 fiscal year, with the Starting price equal to the Ending Price for the second performance period and the Ending Price equal to the average closing market price of a share of QVCGA during the ten (10)-day period beginning on the day following the earnings release for the 2027 fiscal year.

The portion of each applicable tranche that vests will be as follows, with straight line interpolation between levels:

Ending Price as a Multiple of Starting Price	Percentage of Tranche That Will Vest
2x or more	200%
1.5x	150%
1x	100%
.75x	75%
Less than .5x	50%

In connection with the Special Bonus paid to Mr. Rawlinson in August 2025, Mr. Rawlinson agreed to forfeit the portion of the Rawlinson Performance Award that could be earned with respect to the first performance period and fifty percent (50%) of the Rawlinson Performance Award that could be earned with respect to the second performance period.

Other Equity Awards that Vested in or Remained Outstanding During 2025

Multiyear Performance-Based RSUs. In March 2023, Ms. Bowe and Mr. Fitzharris were granted cash-settled performance-based RSUs (the 2023 Performance-based RSUs), which were divided into three tranches that could be earned based on our Adjusted OIBDA over the annual performance periods beginning and ending January 1, 2023 and December 31, 2023, January 1, 2024 and December 31, 2024 and January 1, 2025 and December 31, 2025, respectively. To the extent the Adjusted OIBDA goals were not achieved during the tranche’s applicable annual performance period, such tranche (and any prior tranches that had not yet been earned) could be earned to the extent Adjusted OIBDA goals were achieved for the subsequent annual performance period. No portion of the 2023 Performance-based RSUs were earned, and as a result, the 2023 Performance-based RSUs were forfeited pursuant to their terms.

In March 2024, Messrs. Fitzharris and Wafford and Ms. Bowe were granted cash-settled performance-based RSUs, which could have been earned based on our Adjusted OIBDA over the period beginning January 1, 2024 and ending December 31, 2024 and, to the extent earned, would have vested one-third on each of March 15, 2025, March 15, 2026 and March 15, 2027. Such Adjusted OIBDA goals were not met as of December 31, 2025 and, as a result, such performance-based RSUs were forfeited pursuant to their terms.

Multiyear Time-Based RSUs. In March 2024, Messrs. Fitzharris and Wafford and Ms. Bowe were granted cash-settled RSUs with respect to QVCGA stock (the 2024 Multiyear RSUs), which vested one-third on each of March 15, 2025 and March 15, 2026 and the remaining one-third will vest on March 15, 2027. See the “Outstanding Equity Awards at Fiscal Year-End” table below for more information about these multiyear time-based RSUs.

Sign-On RSUs. In May 2023 and March 2024, Mr. Wafford and Ms. Bowe, respectively, were granted RSUs with respect to QVCGA (the Wafford Sign-On RSUs and the Bowe Sign-On RSUs, respectively) in connection with the entry into the Wafford Employment Agreement and the Bowe Employment Agreement (each as defined in “Executive Compensation Agreements––Other Named Executive Officer Employment Agreements” below). The Wafford Sign-On RSUs vested 33% on each of March 20, 2024 and March 20, 2025 and 34% on March 20, 2026 and the Bowe Sign-On RSUs vested 50% on each of March 5, 2025 and March 5, 2026. See the “Outstanding Equity Awards at Fiscal Year-End” table below for more information about the Wafford Sign-On RSUs and the Bowe Sign-On RSUs.

Multiyear Awards with Final Vesting Tranches in 2025. Certain of our named executive officers were granted options to purchase, or RSUs with respect to, QVCGA, which vested over three or four years and for which the final vesting occurred in 2025. These awards include, for Ms. Bowe, a multiyear RSU award granted in 2022, the final 34% of which vested on December 8, 2025 and, for Mr. Fitzharris, (1) multiyear options granted in 2021, the final 12.5% of which vested on March 10, 2025, (2) multiyear RSUs granted in 2021, the final 25% of which vested on March 10, 2025 and (3) multiyear RSUs granted in 2022, the final 34% of which vested on March 10, 2025.

Perquisites and Personal Benefits

We provide limited perquisites and other personal benefits available to our executives (that are not otherwise available to all of our salaried employees). In 2025, we reimbursed Mr. Rawlinson $15,000 of legal fees incurred in connection with the execution of the 2025 Rawlinson Employment Agreement and we reimbursed Mr. Fitzharris for tax preparation assistance and taxes incurred as a result of this reimbursement.

Changes for 2026

On April 10, 2026, the Company amended and restated the employment agreements for our named executive officers (other than Mr. Wendling) and adopted an executive severance plan (as described below), in each case, to provide for market standard severance provisions, including enhanced change in control severance benefits, in accordance with recommendations and materials previously reviewed and approved by our Board of Directors and compensation committee. As amended and restated, the material terms of the employment agreements are unchanged from the prior employment agreements described in “Executive Compensation—Executive Compensation Arrangements” below, except as described herein.

In connection with the amendment and restatement of the employment agreements, and based on the compensation committee’s review of updated market compensation data, the target annual bonus percentages for Messrs. Fitzharris and Wafford were increased from 60% to 110% of base salary to bring total target cash compensation for each closer to competitive market levels.

The amended and restated employment agreements now also provide that all of our named executive officers (other than Mr. Wendling), in addition to terminations of employment without “cause”, will be eligible for severance benefits upon a resignation with “good reason” (as each such term is defined in the applicable amended and restated employment agreement, and each such termination referred to in this section as an Involuntary Termination), to the extent their original agreement did not already provide for severance benefits upon a resignation with “good reason.” Upon an Involuntary Termination outside of a Change in Control Period (as defined below) and subject to such named executive officer’s execution and non-revocation of a general release of claims and ongoing compliance with certain restrictive covenant obligations, the named executive officers (other than Mr. Rawlinson) will be eligible for the following severance benefits: (i) a severance payment equal to 1.5x the sum of the named executive officer’s base salary and target annual bonus; (ii) a pro-rata target annual bonus for the termination year (referred to in this section as the Pro-Rata Bonus); and (iii) continued participation for the Executive and their eligible dependents in the Company’s group health plan at the Company’s expense for up to 18 months (referred to in this section as the COBRA Benefit). In addition to the foregoing, Mr. Rawlinson, in addition to his existing severance entitlements and subject to the same terms and conditions thereof, will be entitled to receive a Pro-Rata Bonus and the COBRA Benefit. In addition, Mr. Rawlinson’s employment agreement was amended to provide that his term of employment, previously set to expire in December 2027 without automatic renewal, will now automatically renew for successive one-year periods unless either Mr. Rawlinson or our company provides notice of non-renewal prior to the applicable renewal date. If our company elects not to renew Mr. Rawlinson’s amended and restated employment agreement, he will be entitled to receive the severance benefits described above and below in connection with an Involuntary Termination. If Mr. Rawlinson elects not to renew his employment term, he will not be entitled to such severance benefits.

The amended and restated employment agreements also provide that, upon an Involuntary Termination occurring during the period that is three months prior to or 18 months following a Change in Control (as defined in the amended and restated employment agreements; provided that the emergence from the Chapter 11 Cases shall not constitute a Change in Control) (referred to in this section as the Change in Control Period), in lieu of the foregoing, the named executive officers will be eligible to receive the following severance benefits: (i) a severance payment equal to 2.0x (or 2.5x for Mr. Rawlinson) the sum of the named executive officer’s base salary and target annual bonus; (ii) a Pro-Rata Bonus; (iii) the COBRA Benefit and (iv) for Mr. Rawlinson only, payment of any earned but unpaid bonus for the prior year.

In addition to amending and restating employment agreements with the named executive officers, the Company adopted an executive severance plan, which provides employees with a title of vice president or higher with certain severance benefits based on such employee’s tenure with the Company at the time of termination and/or whether such termination occurs during a Change in Control Period.

Deductibility of Executive Compensation

In developing the 2025 compensation packages for the named executive officers, the deductibility of executive compensation under Section 162(m) of the Code was considered. That provision prohibits the deduction of compensation of more than $1 million paid to a “covered employee”, where a covered employee is any individual who serves as the Chief Executive Officer, Chief Financial Officer or qualifies as one of the other three most highly compensated executive officers in any year and, beginning in 2027 and any later year, any individual, other than those previously listed, who qualifies as one of the five most highly compensated employees, subject to certain exceptions. Following the enactment of the Tax Cuts and Jobs Act of 2017, beginning with the 2018 calendar year, an individual who is a covered employee will remain a covered employee (even if not serving in one of the enumerated positions in a subsequent calendar year) and there is no longer any exception for qualified performance-based compensation. Therefore, portions of the compensation we pay to the named executive officers may not be deductible due to the application of Section 162(m) of the Code. Our compensation committee believes that the lost deduction on compensation payable in excess of the $1 million limitation for the named executive officers is not material relative to the benefit of being able to attract and retain talented management.

Recoupment Provisions

In August 2023, the Board of Directors approved a policy for the recovery or erroneously awarded compensation, or “clawback” policy, applicable to executive officers. The policy implements the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as required under the Nasdaq listing standards, and requires recovery of incentive-based compensation received by current or former executive officers during the three fiscal years preceding the date it is determined that our company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The amount required to be recovered is the excess of the amount of incentive-based compensation received over the amount that otherwise would have been received had it been determined based on the restated financial measure. In addition, our company has maintained its recoupment provisions whereby our company may require an executive to repay or return to our company any cash, stock or other incentive compensation (including proceeds from the disposition of shares received upon exercise of options or SARs). That right will arise if (1) a material restatement of any of our financial statements is required and (2) in the reasonable judgment of our compensation committee, (A) such restatement is due to material noncompliance with any financial reporting requirement under applicable securities laws and (B) such noncompliance is a result of misconduct on the part of the executive. In determining the amount of such repayment or return, our compensation committee may take into account, among other factors it deems relevant, the extent to which the market value of the applicable series of our common stock was affected by the errors giving rise to the restatement. Under these recoupment provisions, the cash, stock or other compensation that we may require the executive to repay or return must have been received by the executive during the 12-month period beginning on the date of the first public issuance or the filing with the SEC, whichever occurs earlier, of the financial statement requiring restatement, and the compensation required to be repaid or returned will include (1) cash or company stock received by the executive (A) upon the exercise during that 12-month period of any stock appreciation right held by the executive or (B) upon the payment during that 12-month period of any incentive compensation, the value of which is determined by reference to the value of company stock, and (2) any proceeds received by the executive from the disposition during that 12-month period of company stock received by the executive upon the exercise, vesting or payment during that 12-month period of any award of equity-based incentive compensation. Additionally, beginning in December 2020, we began including in new forms of equity-based award agreements a right, in favor of our company, to require the executive to repay or return to our company, upon a reasonable determination by our compensation committee that the executive breached the confidentiality obligations included in the agreement, all or any portion of the outstanding award, any shares received under awards during the 12-month period prior to any such breach or any time after such breach and any proceeds from the disposition of shares received under awards during the 12-month period prior to any such breach or any time after such breach.

Compensation Committee Interlocks and Insider Participation

The compensation committee members whose names appear on the Compensation Committee Report below comprised the compensation committee during 2025. No member of our compensation committee during 2025 is or has been an officer or employee of our company, or has engaged in any related party transaction during 2025 in which our company was a participant.

Compensation Committee Report

The compensation committee has reviewed and discussed with our management the “Compensation Discussion and Analysis” included under “Executive Compensation” above. Based on such review and discussions, the compensation committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Submitted by the Members of the Compensation Committee

Carol Flaton

M. Ian G. Gilchrist

Roger Meltzer

Summary Compensation Table

							Non-Equity
							Incentive
Name and					Stock	Option	Plan	All Other
Principal Position(1)			Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
(as of 12/31/25)	Year		($)	($)(2)	($)(3)	($)	($)(4)	($)(5)(6)(7)	($)
David Rawlinson II	2025		1,750,000	9,099,679	19,540,540	—	—	16,188	30,406,407
President and Chief	2024		1,250,000	—	4,598,131	—	483,171	1,710	6,333,012
Executive Officer, QVC	2023		1,250,000	—	2,822,430	—	1,071,974	2,250	5,146,654
Group, Inc.
Bill Wafford	2025		841,918	2,849,340	774,162	—	—	950	4,466,370
Chief Accounting Officer
and Principal Financial
Officer, QVC Group, Inc.
Brian Wendling	2025	(8)	—	—	—	—	—	—	—
Former Chief Accounting	2024		156,750	—	121,362	—	134,475	8,003	420,590
Officer and Former	2023		143,204	—	68,356	—	111,341	7,837	330,738
Principal Financial Officer,
QVC Group, Inc.
Stacy Bowe	2025		702,566	1,201,640	662,876	—	—	14,814	2,581,896
President, HSN Brand and
US Merchandising
Mike Fitzharris	2025		799,086	1,409,948	754,306	—	—	14,608	2,977,948
President, QVC Brand and
Chief Operating Officer,
QVC Group
Alex Wellen	2025		603,836	1,645,016	907,020	—	—	903	3,156,775
President and Chief Growth
Officer, QVC Group

(1)	Messrs. Wafford, Fitzharris and Wellen and Ms. Bowe became named executive officers for the first time in 2025. In accordance with SEC guidance, compensation prior to 2025 is not included in the table.
(2)	As described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards” above, upon certain terminations of employment prior to satisfaction of the applicable service requirements or the failure to meet the applicable performance goals, the after-tax value of the applicable named executive officer’s Special Bonus is required to be repaid. For all named executive officers, the amounts in this column reflect the portion of the Special Bonuses that would not be required to be repaid in such circumstances. In addition, for Messrs. Rawlinson and Wellen, amounts in this column reflect their retention and sign-on bonuses, respectively. The breakdown of amounts included in this column for Messrs. Rawlinson and Wellen is as follows: Mr. Rawlinson – Special Bonus, $6,849,679, retention bonus, $2,250,000; Mr. Wellen – Special Bonus, $1,345,016, sign-on bonus, $300,000.
(3)	For 2025, reflects the grant date fair value, as applicable, of the 2025 Rawlinson Term RSUs, the Rawlinson Performance Award, the 2025 Multiyear RSUs and the 2025 Wellen Sign-On RSUs. As described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards”, the 2025 Rawlinson Term RSUs, the 2025 Multiyear RSUs and the 2025 Wellen Sign-On RSUs and a portion of the Rawlinson Performance Award were forfeited in connection with the grant of the Special Bonuses. For Messrs. Rawlinson and Wendling, for 2024 and 2023, reflects, as applicable, the grant date fair value of the RSUs granted to such named executive officers during 2024 and 2023. The grant date fair value of all awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures (which may differ from the intended grant date fair values). For a description of the assumptions applied in these calculations, see Note 11 to our consolidated financial statements for the year ended December 31, 2025 (which are included in the 2025 Form 10-K).

(4)	For Messrs. Rawlinson and Wendling, reflects each such named executive officer’s annual performance-based bonus for the 2024 and 2023 performance years.
(5)	Subsidiaries of our company sponsor 401(k) plans. After twelve months of service, our company’s subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees, which matching contributions are fully vested. Participant contributions to the applicable 401(k) plan are fully vested upon contribution.

Included in this column are the matching contributions made by the named executive officer’s employer on behalf of each of the named executive officers to the applicable 401(k) plan. Messrs. Rawlinson, Wafford and Wellen did not participate in the applicable 401(k) savings plan in 2025, 2024 or 2023, as applicable, and therefore did not receive a matching contribution.

Amounts ($)
Name	2025
Stacy Bowe	14,000
Mike Fitzharris	10,549

(6)	Included in this column are the following life insurance premiums paid by the applicable named executive officers’ employer on behalf of each of the named executive officers.

	Amounts ($)
Name	2025	2024	2023
David Rawlinson II	1,188	1,710	2,250
Bill Wafford	950	N/A	N/A
Stacy Bowe	814	N/A	N/A
Mike Fitzharris	927	N/A	N/A
Alex Wellen	903	N/A	N/A

(7)	For Mr. Rawlinson, also includes a $15,000 reimbursement of legal fees incurred in connection with the execution of the 2025 Rawlinson Employment Agreement and for Mr. Fitzharris, also includes a $1,900 reimbursement of tax preparation assistance and a gross-up thereon of $1,233.
(8)	In 2025, Mr. Wendling’s base salary was paid by Liberty Media, although a portion of such base salary may have ultimately be borne by our company. Although Mr. Wendling’s base salary and time spent for our company was considered when determining the services fee, no portion of Mr. Wendling’s base salary is reflected in the table above given that there was nothing allocated to our company in 2025.

Executive Compensation Arrangements

The below descriptions of our named executive officers’ employment agreements are descriptions of the terms of their employment agreements in effect in 2025. As described in “Executive Compensation—Compensation Discussion and Analysis—Changes for 2026” above, on April 10, 2026, our named executive officer’s employment agreements were amended and restated and an executive severance plan was adopted. The terms of these arrangements, as summarized above, apply on a move-forward basis and therefore will be described in more detail in next year’s proxy statement.

David Rawlinson II

On February 27, 2025, we entered into the 2025 Rawlinson Employment Agreement, as described below.

The 2025 Rawlinson Employment Agreement has an expiration date of December 31, 2027 (the Initial Term), which may be extended for an additional year if mutually agreed (together with the Initial Term, the Term).

Base Salary; Annual Cash Bonus.

Pursuant to the 2025 Rawlinson Employment Agreement, Mr. Rawlinson is entitled to receive an annual base salary of $1,750,000, which, for 2025, was effective retroactive to January 1, 2025, and is eligible to receive an annual cash bonus during each year of the Term, which annual cash bonus, at the target level of performance, will equal 200% of his annual base salary. Mr. Rawlinson’s maximum annual cash bonus is capped at 300% of his annual base salary each year. As described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards”, Mr. Rawlinson waived his right to receive an annual cash bonus in respect of the 2025 and 2026 performance years.

Retention Bonus.

Mr. Rawlinson received a retention bonus of $2,250,000, which is subject to repayment on a prorated, after-tax basis in the event Mr. Rawlinson is terminated for cause or terminates his employment without good reason (each as defined in the 2025 Rawlinson Employment Agreement), in either case, prior to the end of the Initial Term.

Term Restricted Stock Units.

Pursuant to the 2025 Rawlinson Employment Agreement, Mr. Rawlinson received a grant of RSUs with respect to shares of QVCGA with an intended target grant date fair value of $6,000,000 (the 2025 Rawlinson Term RSUs described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—Incentive Compensation—Equity Awards Granted in March 2025 and Forfeited in Connection with Payment of Special Bonuses” above), which were to vest one-third on each of December 10, 2025, December 10, 2026, and December 10, 2027, in each case, subject to Mr. Rawlinson remaining employed by our company or a subsidiary through the applicable vesting date. As described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards”, the 2025 Rawlinson Term RSUs were forfeited in connection with the grant of the Special Bonus.

Multiyear Performance Award.

Pursuant to the 2025 Rawlinson Employment Agreement, Mr. Rawlinson received a long-term cash award with a target grant date value equal to $15 million (the Rawlinson Performance Award described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—Incentive Compensation—QVC CEO Performance Award” above), which could be earned and vest in three equal tranches. Vesting of the Rawlinson Performance Award, which can be earned between 50% and 200% of target (with each tranche vesting in a minimum vesting amount of $2.5 million but not more than $10 million), is subject to the performance of the QVCGA stock price over three individual performance periods, by reference to the change in the QVCGA stock price from the beginning of the period through the end of the period, and Mr. Rawlinson remaining employed by our company or a subsidiary through the date the level of achievement of the applicable performance metrics are determined. As described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards”, the first tranche of the Rawlinson Performance Award and 50% of the second tranche of the Rawlinson Performance Award were forfeited in connection with the grant of the Special Bonus.

Restrictive Covenants.

Mr. Rawlinson is subject to certain restrictive covenants during and following his employment, including perpetual confidentiality provisions, non-competition and non-interference provisions during his employment and for eighteen months following the termination of his employment for any reason and non-solicitation of employees provisions during his employment and for two years following the termination of his employment for any reason.

Termination.

In the event Mr. Rawlinson is terminated for cause or terminates his employment without good reason (each as defined in the 2025 Rawlinson Employment Agreement), he will be entitled only to his accrued base salary and any accrued vacation through the date of termination, any unpaid expense reimbursements, any vested benefits owed in accordance with other applicable plans, programs and arrangements of our company and any amounts due under applicable law (the Standard Entitlements). In addition, if Mr. Rawlinson terminates his employment without good reason, he will be entitled to any awarded but unpaid annual bonus for the calendar year prior to the year in which the termination occurred (Prior Year Annual Bonus), subject to his execution of a release and compliance with the restrictive covenants. In each case, he will also forfeit all rights to the unvested portion of the Rawlinson Performance Award that was not forfeited in connection with the grant of Mr. Rawlinson’s Special Bonus.

If, however, Mr. Rawlinson is terminated without cause or if he terminates his employment for good reason, he will receive the Standard Entitlements and, subject to his execution of a release and compliance with the restrictive covenants, 1.5 times the sum of his base salary and his target annual bonus paid in installments over 18 months as well as any Prior Year Annual Bonus. Subject to Mr. Rawlinson’s execution of a release and compliance with the restrictive covenants, the vesting tranche of Mr. Rawlinson’s Performance Award that would have been paid to Mr. Rawlinson had he remained employed through the first determination date following his termination of employment will remain outstanding and eligible to be earned based on actual performance through the performance period.

In the case of Mr. Rawlinson’s death or disability, the 2025 Rawlinson Employment Agreement provides for (i) payment of the Standard Entitlements, (ii) continued payment of his base salary for one year and (iii) payment of any Prior Year Annual Bonus, subject, in the case of (ii) and (iii) to the execution and nonrevocation of a release and compliance with the restrictive covenants. In addition, subject to Mr. Rawlinson’s execution and nonrevocation of a release, the vesting tranche of Mr. Rawlinson’s Performance Award that would have been paid to Mr. Rawlinson (for the avoidance of doubt, not including any portion that was forfeited in connection with the grant of Mr. Rawlinson’s Special Bonus) had he remained employed through the first determination date following his termination of employment will remain outstanding and eligible to be earned based on actual performance through the performance period.

If Mr. Rawlinson’s employment is terminated at or following expiration of the Term, he will receive the Standard Entitlements and, except in the case of a termination for cause, and subject to the execution of a release and compliance with the restrictive covenants, Mr. Rawlinson will receive any Prior Year Annual Bonus and his 2027 annual bonus and last vesting tranche of the Rawlinson Performance Award will remain outstanding and eligible to be earned based on actual performance through the performance period.

Other Named Executive Officer Employment Agreements

Our other named executive officers are each party to an employment agreement, as subsequently amended, with one of our subsidiaries (the Wafford Employment Agreement, Fitzharris Employment Agreement, Wellen Employment Agreement and Bowe Employment Agreement, respectively, and collectively, the NEO Employment Agreements).

The Wafford Employment Agreement, Fitzharris Employment Agreement and Bowe Employment Agreement each have a one-year term that automatically renews unless the named executive officer provides ninety (90) days’ notice of his or her intent not to renew or his or her employment is otherwise terminated. The Wellen Employment Agreement has an initial one-year term that began on March 17, 2025 and which will automatically renew unless Mr. Wellen provides ninety (90) days’ notice of his intent not to renew or his employment is otherwise terminated.

Base Salary; Annual Cash Bonus.

The NEO Employment Agreements provide for an annual base salary and provide that, for each calendar year during the term, the named executive officer is eligible to participate in the then-current annual bonus program in accordance with its terms and conditions, which annual bonus will have a target amount equal to 60% of the named executive officer’s base salary and which may be modified up or down based on actual company and personal performance. As described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards”, each of Messrs. Wafford, Fitzharris and Wellen and Ms. Bowe waived his or her right to receive an annual cash bonus in respect of the 2025 and 2026 performance years.

Sign-On Award.

Mr. Wellen received a sign-on bonus of $300,000, which was scheduled to be paid in two installments: $200,000 within thirty days of Mr. Wellen’s start date and $100,000 on or around the first regular payroll date following the twelve-month anniversary of Mr. Wellen’s start date. However, the full sign-on bonus was paid in 2025. The tranches of Mr. Wellen’s sign-on bonus will be subject to repayment on a pro-rated basis in the event Mr. Wellen voluntarily resigns or is terminated by the company for cause (as defined in the Wellen Employment Agreement) prior to the first and second anniversaries, respectively, of Mr. Wellen’s start date.

LTIP Award.

The Wellen Employment Agreement provided that Mr. Wellen would receive an attraction award comprised of RSUs with respect to QRTEA with an intended grant date value of $500,000 and that would vest over two years (which was granted as the 2025 Wellen Sign-On RSUs). In addition, pursuant to the NEO Employment Agreements, for each calendar year during the term, the named executive officer is eligible to participate in the then-current long-term incentive program in accordance with its terms and conditions, which awards are discretionary and may vary from year to year, and will have a target grant value equal to 155% of the named executive officer’s base salary and which may be modified up or down based on actual personal performance and the terms of the applicable grant agreement. As described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards”, the equity awards granted to the named executive officers in 2025 (the 2025 Wellen Sign-On RSUs and the 2025 Multiyear RSUs) were forfeited in connection with the grant of the Special Bonus.

Restrictive Covenants.

Messrs. Wafford, Fitzharris and Wellen and Ms. Bowe are subject to certain restrictive covenants during their employment and Mr. Fitzharris is subject to certain restrictive covenants for twelve months following the termination of his employment, including confidentiality provisions, non-solicitation, non-competition and non-interference provisions.

Termination.

In the event Messrs. Wafford, Fitzharris or Wellen or Ms. Bowe is terminated for cause or due to his or her death or disability or voluntarily terminates his or her employment, he or she will be entitled only to his or her accrued base salary and Mr. Wellen will be entitled to any unpaid expense reimbursements, any vested benefits owed in accordance with other applicable plans, programs and arrangements of the Company and any amounts due under applicable law (as applicable, the Standard Entitlements).

If, however, Messrs. Wafford, Fitzharris or Wellen or Ms. Bowe is terminated without cause, or, for Mr. Wellen and Ms. Bowe, his or her employment is terminated by him or her for good reason (as defined in the Bowe Employment Agreement and the Wellen Employment Agreement, respectively) he or she will receive the Standard Entitlements and, subject to his or her execution and nonrevocation of a release and, for Mr. Fitzharris, compliance with the restrictive covenants, base salary continuation for twelve months. In addition, Ms. Bowe would have been entitled to a pro-rata 2025 annual bonus and Mr. Wellen would be entitled to six months of continued health care coverage.

Equity Incentive Plans

The 2020 incentive plan expired on May 21, 2025. It was, and awards that remain outstanding thereunder are, administered by the compensation committee of our Board of Directors with regard to all awards granted under the 2020 incentive plan (other than awards granted to the nonemployee directors), and the compensation committee has full power and authority to determine the terms and conditions of such awards. The 2020 incentive plan was designed to provide additional remuneration to officers, employees, nonemployee directors and independent contractors for service to our company and to encourage those persons’ investment in our company. Non-qualified stock options, SARs, restricted shares, restricted stock units, cash awards, performance awards or any combination of the foregoing (collectively, incentive plan awards) were available for grant under the 2020 incentive plan. Shares of our common stock issuable pursuant to incentive plan awards made under the incentive plans were made available from either authorized but unissued shares or shares that have been issued but reacquired by our company.

Pay Ratio Information

We are providing the following information about the relationship of the median annual total compensation of our employees and the total compensation of Mr. Rawlinson, our chief executive officer on December 31, 2025, pursuant to the SEC’s pay ratio disclosure rules set forth in Item 402(u) of Regulation S-K. We believe our pay ratio is a reasonable estimate calculated in a manner consistent with the SEC’s pay ratio disclosure rules. However, because these rules provide flexibility in determining the methodology, assumptions and estimates used to determine pay ratios and the fact that workforce composition issues differ significantly between companies, our pay ratio may not be comparable to the pay ratios reported by other companies.

To identify our median employee, we first determined our employee population as of December 31, 2025, which consisted of employees located in the U.S., China, Germany, Italy, Japan, Poland and the United Kingdom, representing all full-time, part-time, seasonal and temporary employees employed by our company and our consolidated subsidiaries, QVC, Cornerstone Brands, Inc. and HSN, on that date. As is typical for a retail company, a significant portion of our employee population works in call centers, warehouses and distribution centers operated by our subsidiaries. Using information from our payroll records and Form W-2s (or its equivalent for non-U.S. employees), we then measured each employee’s gross wages for calendar year 2025, consisting of base salary, commissions, actual bonus payments, long-term incentive cash payments, if any, realized equity award value and taxable fringe benefits. We did not annualize the compensation of employees who were new hires or took a leave of absence in 2025. Also, we did not annualize the compensation of our temporary or seasonal employees. In addition, we did not make any cost-of-living adjustments to the gross wages information.

Once we identified our median employee, we then determined the median employee’s total compensation, including any perquisites and other benefits, in the same manner that we determined the total compensation of our named executive officers for purposes of the Summary Compensation Table above.

The ratio of our chief executive officer’s total annual compensation to that of the median employee was as follows:

Chief Executive Officer Total Annual Compensation	$30,406,407
Median Employee Total Annual Compensation	$41,092
Ratio of Chief Executive Officer to Median Employee Total Annual Compensation	740:1

Grants of Plan-Based Awards

The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2025 to the named executive officers. The amounts included in the table are presented after giving effect to our May 2025 reverse-stock-split. While all named executive officers’ 2025 performance-based bonuses, the 2025 Rawlinson Term RSUs, the 2025 Multiyear RSUs, the 2025 Wellen Sign-On RSUs and a portion of the Rawlinson Performance award were forfeited in connection with the grant of the Special Bonuses, in accordance with SEC rules, the grant values must still be reflected in the table below. Mr. Wendling did not receive any equity grants in 2025.

		Estimated Future Payouts			Estimated Future Payouts under			All Other		All Other
		under Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Stock		Option		Grant
								Awards:		Awards:	Exercise	Date Fair
								Number of		Number of	or Base	Value of
								Shares of		Securities	Price of	Stock and
								Stock or		Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units		Options	Awards	Awards(1)
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)		(#)	($/Sh)	($)
David Rawlinson II
Annual Bonus(2)		—	3,500,000	5,250,000	—	—	—	—		—	—	—
Performance Award(3)	03/04/2025	7,500,000	15,000,000	30,000,000	—	—	—	—		—	—	—
QVCGA	03/04/2025	—	—	—	—	—	—	324,324	(4)	—	—	4,540,540
Bill Wafford
Annual Bonus(2)		252,576	505,151	1,010,302	—	—	—	—		—	—	—
QVCGA	03/14/2025	—	—	—	—	—	—	70,378	(5)	—	—	774,162
Stacy Bowe
Annual Bonus(2)		210,770	421,540	843,080	—	—	—	—		—	—	—
QVCGA	03/14/2025	—	—	—	—	—	—	60,261	(5)	—	—	662,876
Mike Fitzharris
Annual Bonus(2)		239,726	479,451	958,902	—	—	—	—		—	—	—
QVCGA	03/14/2025	—	—	—	—	—	—	68,573	(5)	—	—	754,306
Alex Wellen
Annual Bonus(2)		181,151	362,301	724,602	—	—	—	—		—	—	—
QVCGA	03/17/2025	—	—	—	—	—	—	63,675	(5)	—	—	636,750
QVCGA	03/17/2025	—	—	—	—	—	—	27,027	(6)	—	—	270,270

(1)	Reflects the grant date fair value computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures (which may differ from the intended grant date fair values).
(2)	For Messrs. Wafford, Fitzharris and Wellen and Ms. Bowe, the amounts in the Threshold column represent the minimum amount that would have been payable to each such named executive officer under the 2025 performance-based bonus program. The amounts in the Target column represent the target amount that would have been payable to each named executive officer upon satisfaction of the performance criteria under the 2025 performance-based bonus program. The amounts in the Maximum column represent the maximum amount that could have been payable to each named executive officer. As described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards”, each named executive officer waived his or her right to receive his or her 2025 performance-based bonus.
(3)	The Rawlinson Performance Award was divided into three equal tranches, each having a target value of $5 million and eligible to be earned between 50% and 200% of target (i.e., with each tranche vesting in a minimum vesting amount of $2.5 million but not more than $10 million), subject to the performance of the QVCGA stock price over three individual performance periods. The amount in the Threshold column represents the threshold amount that would have been payable to Mr. Rawlinson assuming the performance goals for all three tranches were achieved at less than 50% of the target amount; the Target column represents the target amount that would have been payable to Mr. Rawlinson assuming the performance goals for all three tranches were achieved at 100% of the target amount; and the Maximum column represents the maximum amount that would have been payable to Mr. Rawlinson assuming the performance goals for all three tranches were achieved at 100% of the target amount. As described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards”, Mr. Rawlinson waived his right to receive the first tranche and 50% of the second tranche of the Rawlinson Performance Award.
(4)	Reflects the 2025 Rawlinson Term RSUs, which were scheduled to vest one-third on each of December 10, 2025, December 10, 2026 and December 10, 2027. As described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards”, the 2025 Rawlinson Term RSUs were forfeited.
(5)	Reflects the 2025 Multiyear RSUs, which were scheduled to vest one-third on each of March 15, 2026, March 15, 2027 and March 15, 2028. As described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards”, the 2025 Multiyear RSUs were forfeited in connection with the grant of the Special Bonuses.

(6)	Reflects the 2025 Wellen Sign-On RSUs, which were scheduled to vest one-half on each of March 15, 2026 and March 15, 2027. As described in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—2025 Bonuses—Special Bonus Awards”, the 2025 Wellen Sign-On RSUs were forfeited in connection with the grant of the Special Bonuses.

OPTION GRANT PRACTICES

We do not grant options in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on option grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such options. Although we do not have a formal policy with respect to the timing of our option grants, our compensation committee has historically granted such options on a predetermined annual schedule. We did not make any option grants in 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options and unvested RSUs which were outstanding as of December 31, 2025 and held by the named executive officers (other than Mr. Wellen, who did not have any outstanding equity awards as of December 31, 2025). The amounts included in the table reflect the number of shares underlying the award and the exercise price, if applicable, following our reverse-stock-split.

	Option awards					Stock awards
											Equity
									Equity		Incentive Plan
			Equity						Incentive Plan		Awards:
			Incentive Plan						Awards:		Market or
			Awards:						Number of		Payout Value
	Number of	Number of	Number of						Unearned		of Unearned
	Securities	Securities	Securities			Number of		Market Value	Shares, Units		Shares, Units
	Underlying	Underlying	Underlying			Shares or Units		of Shares or	or Other		or Other
	Unexercised	Unexercised	Unexercised	Option	Option	of Stock That		Units of Stock	Rights That		Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not		That Have Not	Have Not		Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)		Vested ($)	Vested (#)		Vested ($)
David Rawlinson II
Option Award
QVCGA	26,663	—	—	449.00	08/18/2028	—		—	—		—
Bill Wafford
RSU Award
QVCGA	—	—	—	—	—	7,701	(1)	80,552	—		—
QVCGA	—	—	—	—	—	13,201	(2)	138,082	—		—
Brian J. Wendling
Option Award
QVCGA	1,457	—	—	442.00	12/10/2027	—		—	—		—
Stacy Bowe
RSU Awards
QVCGA	—	—	—	—	—	6,615	(1)	69,193	—		—
QVCGA	—	—	—	—	—	6,401	(3)	66,954	—		—
QVCGA	—	—	—	—	—	—		—	6,271	(4)	65,595
Mike Fitzharris
Option Awards
QVCGA	1,059	—	—	304.00	03/06/2026	—		—	—		—
QVCGA	1,271	—	—	307.00	08/13/2026	—		—	—		—
QVCGA	3,071	—	—	108.50	03/12/2027	—		—	—		—
QVCGA	1,054	—	—	551.50	03/10/2028	—		—	—		—
RSU Awards
QVCGA	—	—	—	—	—	8,787	(1)	91,912	—		—
QVCGA	—	—	—	—	—	—		—	10,864	(4)	113,637

(1)	Represents the remaining tranches of the 2024 Multiyear RSUs, 50% of which vested on March 15, 2026 and the remaining 50% of which will vest on March 15, 2027.
(2)	Represents the remaining tranche of the Wafford Sign-On RSUs, which vested on March 20, 2026.
(3)	Represents the remaining tranche of the Bowe Sign-On RSUs, which vested on March 5, 2026.
(4)	Represents the 2023 QVCG Performance-Based RSUs, which could be earned over three annual performance periods, subject to a catch-up provision, and which were forfeited pursuant to their terms in 2026 when our compensation committee determined that the requisite performance goals were not achieved, as described further in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—Incentive Compensation—Other Equity Awards that Vested In or Remained Outstanding During 2025—Multiyear Performance-Based RSUs” above.

Option Exercises and Stock Vested

The following table sets forth information concerning the vesting of RSUs held by our named executive officers during the year ended December 31, 2025. None of our named executive officers exercised any options during the year ended December 31, 2025. The amounts included in the table are presented after giving effect to our reverse-stock-split.

	Option Awards		Stock Awards
	Number of shares		Number of shares
	acquired on	Value realized on	acquired on	Value realized on
Name	exercise (#)	exercise ($)	vesting (#)(1)	vesting($)
David Rawlinson II
QVCGA	—	—	56,822	767,103
QVCGB	—	—	—	—
QVCGP	—	—	—	—
Bill Wafford
QVCGA	—	—	17,052	167,772
QVCGB	—	—	—	—
QVCGP	—	—	—	—
Brian Wendling
QVCGA	—	—	1,973	21,707
QVCGB	—	—	—	—
QVCGP	—	—	—	—
Stacy Bowe
QVCGA	—	—	10,639	134,715
QVCGB	—	—	—	—
QVCGP	—	—	—	—
Mike Fitzharris
QVCGA	—	—	5,671	66,209
QVCGB	—	—	—	—
QVCGP	—	—	—	—
Alex Wellen
QVCGA	—	—	—	—
QVCGB	—	—	—	—
QVCGP	—	—	—	—

(1)	Includes shares withheld in payment of withholding taxes at the election of holder.

Potential Payments Upon Termination Or Change In Control

The following table sets forth the potential payments to our named executive officers (other than Mr. Wendling, who ceased serving as our Chief Accounting Officer and Principal Financial Officer in March 2025) if their employment had terminated or a change in control had occurred, in each case, as of December 31, 2025, which was the last day of our last completed fiscal year. In the event of such a termination or change in control, the actual amounts may be different due to various factors.

The amounts provided in the table are based on the closing market price on December 31, 2025 for our QVCGA common stock, which was $10.46. All outstanding option awards held by the named executive officers, whether vested or unvested, had an exercise price that was more than the closing market price of our QVCGA common stock on December 31, 2025, and therefore have been excluded from the table below. The value of the RSUs shown in the table is based on the applicable closing market price and the number of unvested RSUs that would have vested in the applicable termination scenario according to the terms of the applicable award.

Each of our named executive officers has received awards and payments under the incentive plans and, with the exception of Mr. Wendling, received a Special Bonus in 2025. Additionally, Mr. Rawlinson would have been entitled to certain payments and acceleration rights upon termination under the Rawlinson Employment Agreement and our other named executive officers would have been entitled to certain payments under their respective employment agreements. Because Mr. Wendling terminated employment in

March 2025, did not receive any payments in connection therewith and his outstanding options had an exercise price that was more than the closing market price of our QVCGA common stock on December 31, 2025, Mr. Wendling is not included in the table.

The circumstances giving rise to the treatment of the awards, Special Bonuses and the potential payments and a brief summary of the provisions governing their treatment or payout are described below and in the footnotes to the table (other than those described under “Executive Compensation Arrangements—David Rawlinson II—Termination Payments and Benefits,” which are incorporated by reference herein). As described in “Executive Compensation—Compensation Discussion and Analysis—Changes for 2026” above, on April 10 2026, our named executive officer’s employment agreements were amended and restated and an executive severance plan was adopted. The terms of these arrangements apply on a go-forward basis and therefore will be described in more detail in next year’s proxy statement. As a result, the below descriptions and the amounts included in the table reflect the terms of our named executive officers’ employment agreements in effect as of December 31, 2025.

Voluntary Termination

Each of the named executive officers holds equity awards that were issued under our incentive plans. Under these plans and the related award agreements, in the event of a voluntary termination of his or her employment with our company for any reason, each named executive officer would typically only have a right to the equity grants that vested prior to his or her termination date. Mr. Rawlinson would have forfeited all rights to the portion of the Rawlinson Performance Award that remained outstanding upon a voluntary termination without good reason as of December 31, 2025. In addition, upon a termination for “cause” as of December 31, 2025, Mr. Rawlinson would have been required to repay a pro-rata portion of the after-tax amount of his retention bonus, Mr. Wellen would have been required to repay a pro-rata portion of his sign-on bonus and each named executive officer would have had to repay the after-tax portion of their Special Bonus that had not yet vested. Mr. Rawlinson’s additional severance payments and benefits are described above in “Executive Compensation Arrangements-David Rawlinson II—Termination Payments and Benefits—Termination for Cause or Voluntary Termination without Good Reason.” As of December 31, 2025, our other named executive officers were not entitled to any severance payments or other benefits upon a voluntary termination of his or her employment.

Termination For Cause

All outstanding equity grants constituting options, whether unvested or vested but not yet exercised, and all equity grants constituting unvested RSUs under the incentive plans would be forfeited by any named executive officer who is terminated for “cause”. Upon a termination for “cause” as of December 31, 2025, Mr. Rawlinson would have forfeited all rights to the portion of the Rawlinson Performance Award that remained outstanding. In addition, Mr. Rawlinson would have been required to repay a pro-rata portion of the after-tax amount of his retention bonus, Mr. Wellen would have been required to repay a pro-rata portion of his sign-on bonus and each named executive officer would have had to repay the after-tax portion of their Special Bonus that had not yet vested. Unless there is a different definition in the applicable award agreement, each of 2016 incentive plan and 2020 incentive plan, define “cause” as insubordination, dishonesty, incompetence, moral turpitude, other misconduct of any kind and the refusal to perform duties and responsibilities for any reason other than illness or incapacity; provided that, if such termination is within 12 months after a change in control (as described below), “cause” means a felony conviction for fraud, misappropriation or embezzlement. With respect to the Rawlinson Performance Award, “cause,” as defined in his employment agreement, means (i) Mr. Rawlinson’s material breach of his employment agreement, (ii) Mr. Rawlinson’s engagement in illegal conduct or misconduct, which, in each case, is materially injurious to our company, (iii) the commission by Mr. Rawlinson of fraud or embezzlement or other serious misconduct against our company, (iv) the conviction of, or plea of nolo contendere by, Mr. Rawlinson of any felony, or (v) the conviction of Mr. Rawlinson of a misdemeanor which conviction relates to Mr. Rawlinson’s suitability for employment in his then-current positions (excluding any conviction for minor traffic violations). With respect to the Special Bonus Awards, “cause” means the named executive officer’s (i) refusal to perform his or her material duties for our company that continues after written notice from our company, (ii) conviction of a felony, (iii) material misconduct in the performance of his or her duties to our company or his or her willful and material violation of a material company policy, or (iv) material misconduct outside of the performance of his or her duties to our company that causes significant and demonstrable damage to the business or operations of our company.

Termination Without Cause Or For Good Reason

Upon a termination without cause or by Mr. Rawlinson for good reason, subject to Mr. Rawlinson’s execution and nonrevocation of a release and compliance with the restrictive covenants, the vesting tranche of the Rawlinson Performance Award that would have been paid to Mr. Rawlinson had he remained employed through the first determination date following his termination of employment would remain outstanding and eligible to be earned based on actual performance through the applicable performance period and future tranches would have been forfeited. Because Mr. Rawlinson forfeited the tranche of the Rawlinson Performance Award relating to the 2025 fiscal year, upon a termination without cause or by Mr. Rawlinson for good reason as of December 31, 2025, any remaining portion of the Rawlinson Performance Award that was not already forfeited in connection with the grant of Mr. Rawlinson’s Performance Award would have been forfeited. Mr. Rawlinson would also have been entitled to severance pay and benefits from our company upon a termination without cause or by him for good reason as of December 31, 2025. These additional severance payments and benefits are described above in “Executive Compensation Arrangements—David Rawlinson II—Termination Payments and Benefits—Termination without Cause or for Good Reason.”

In addition, upon a termination without cause or resignation for good reason as of December 31, 2025, Mr. Rawlinson would not have been required to repay any portion of his retention bonus, Mr. Wellen would not have been required to repay a portion of his sign-on bonus and, subject to his or her execution and nonrevocation of a release, none of the named executive officers would have had to repay the after-tax portion of their Special Bonus that had not yet vested.

Messrs. Wafford, Fitzharris and Wellen and Ms. Bowe would have been entitled to severance pay and benefits upon a termination without cause and, for Mr. Wellen and Ms. Bowe, a termination by Mr. Wellen or Ms. Bowe for good reason, in each case, as described above in “Executive Compensation Arrangements—Other NEO Employment Agreements—Termination payments and Benefits—Termination without Cause or for Good Reason.” Messrs. Wafford’s, Fitzharris’ and Wellen’s and Ms. Bowe’s outstanding equity awards would have been forfeited.

Death

In the event of death of any of the named executive officers, the incentive plans and applicable award agreements would have provided for vesting of any outstanding options and the lapse of restrictions on any RSU awards. In the event of Mr. Rawlinson’s death, subject to Mr. Rawlinson’s legal representative’s execution of a release, the vesting tranche of the Rawlinson Performance Award that would have been paid to Mr. Rawlinson had he remained employed through the first determination date following his termination of employment would remain outstanding and eligible to be earned based on actual performance through the applicable performance period and future tranches would have been forfeited. Because Mr. Rawlinson forfeited the tranche of the Rawlinson Performance Award relating to the 2025 fiscal year, upon a termination due to Mr. Rawlinson’s death as of December 31, 2025, any remaining portion of the Rawlinson Performance Award that was not already forfeited in connection with the grant of Mr. Rawlinson’s Performance Award would have been forfeited. Mr. Rawlinson would also have been entitled to certain payments and other benefits if he died while employed by our company as of December 31, 2025, as described above in “Executive Compensation Arrangements—David Rawlinson II—Termination Payments and Benefits—Termination by Reason of Death or Disability.”

In addition, in the event of death, Mr. Rawlinson would not have been required to repay any portion of his retention bonus, Mr. Wellen would not have been required to repay a portion of his sign-on bonus and none of the named executive officers would have had to repay the after-tax portion of their Special Bonus that had not yet vested.

No amounts are shown for payments pursuant to life insurance policies which are made available to all employees, including our named executive officers.

Disability

If the employment of any of the named executive officers had been terminated due to disability, which is defined in the incentive plans or applicable award agreements, the incentive plans and applicable award agreements would have provided for vesting of any outstanding options and the lapse of restrictions on any RSU awards. In the event Mr. Rawlinson had been terminated due to his disability, subject to Mr. Rawlinson’s execution of a release and compliance with the restrictive covenants, the vesting tranche of the Rawlinson Performance Award that would have been paid to Mr. Rawlinson had he remained employed through the first determination date following his termination of employment would remain outstanding and eligible to be earned based on actual performance through the applicable performance period and future tranches would have been forfeited. Because Mr. Rawlinson forfeited the tranche of the Rawlinson Performance Award relating to the 2025 fiscal year, upon a termination due to Mr. Rawlinson’s disability as of December 31, 2025, any remaining portion of the Rawlinson Performance Award that was not already forfeited in connection with the grant of Mr. Rawlinson’s Special Bonus would have been forfeited. Mr. Rawlinson would also have been entitled to certain payments and other benefits if his employment was terminated due to disability as of December 31, 2025, as described above in “Executive Compensation Arrangements—David Rawlinson II—Termination Payments and Benefits—Termination by Reason of Death or Disability.”

In addition, if employment had been terminated due to disability as of December 31, 2025, Mr. Rawlinson would not have been required to repay any portion of his retention bonus, Mr. Wellen would not have been required to repay a portion of his sign-on bonus and, subject to his or her execution of a release, none of the named executive officers would have had to repay the after-tax portion of their Special Bonus that had not yet vested.

No amounts are shown for payments pursuant to short-term and long-term disability policies, which are made available to all employees, including our named executive officers.

Change In Control

In case of a change in control, the incentive plans provide for the lapse of restrictions on any RSU held by the named executive officers. A change in control is generally defined as:

●	The acquisition by a non-exempt person (as defined in the incentive plans) of beneficial ownership of at least 20% of the combined voting power of the then outstanding shares of our company ordinarily having the right to vote in the election of directors, other than pursuant to a transaction approved by our Board of Directors.
●	The individuals constituting our Board of Directors over any two consecutive years cease to constitute at least a majority of the Board, subject to certain exceptions that permit the Board to approve new members by approval of at least two-thirds of the remaining directors.
●	Any merger, consolidation or binding share exchange that causes the persons who were common stockholders of our company immediately prior thereto to lose their proportionate interest in the common stock or voting power of the successor or to have less than a majority of the combined voting power of the then outstanding shares ordinarily having the right to vote in the election of directors, the sale of substantially all of the assets of our company or the dissolution of our company.

In the case of a change in control described in the last bullet point, our compensation committee may determine not to accelerate the existing equity awards of the named executive officers if equivalent awards will be substituted for the existing awards. For purposes of the tabular presentation below, we have assumed that our named executive officers’ existing unvested equity awards and the Rawlinson Performance Award would vest in the case of a change in control described in the last bullet.

Benefits Payable Upon Termination Or Change In Control

	Termination
	Without
	Cause						After a
	or for Good						Change in
	Reason		Death		Disability		Control
Name	($)		($)		($)		($)
David Rawlinson II
Base Compensation Continuing Payment	—		1,750,000	(1)	1,750,000	(1)	—
Severance	7,875,000	(2)	—		—		—
Special Bonus Retention	8,900,321	(3)	8,900,321	(3)	8,900,321	(3)	—
Performance Award	—	(4)	—	(4)	—	(4)	7,500,000	(5)
Options	—	(6)	—	(6)	—	(6)	—	(5)
RSUs	—		—		—		—
Total	16,775,321		10,650,321		10,650,321		7,500,000
Bill Wafford
Base Compensation Continuing Payment	850,000	(7)	—		—		—
Special Bonus Retention	3,064,410	(3)	3,064,410	(3)	3,064,410	(3)	—
Options	—		—		—		—
RSUs	—	(8)	218,635	(9)	218,635	(9)	218,635	(9)
Total	3,914,410		3,283,045		3,283,045		218,635
Stacy Bowe
Base Compensation Continuing Payment	705,550	(7)	—		—		—
Special Bonus Retention	1,758,759	(3)	1,758,759	(3)	1,758,759	(3)	—
Options	—		—		—		—
RSUs	—	(8)	136,147	(9)	136,147	(9)	201,742	(5)
Total	2,464,309		1,894,906		1,894,906		201,742
Mike Fitzharris
Base Compensation Continuing Payment	802,865	(7)	—		—		—
Special Bonus Retention	2,179,292	(3)	2,179,292	(3)	2,179,292	(3)	—
Options	—	(6)	—	(6)	—	(6)	—
RSUs	—	(8)	91,912	(9)	91,912	(9)	205,549	(5)
Total	2,982,157		2,271,204		2,271,204		205,549
Alex Wellen
Base Compensation Continuing Payment	760,000	(7)	—		—		—
Health Insurance Continuing Payment	13,566	(7)	—		—		—
Special Bonus Retention	1,605,984	(3)	1,605,984	(3)	1,605,984	(3)	—
Options	—		—		—		—
RSUs	—		—		—		—
Total	2,379,550		1,605,984		1,605,984		—

(1)	If Mr. Rawlinson’s employment had been terminated by reason of his death or disability as of December 31, 2025, subject to the execution of a release by him or in the event of his death, his estate, he or his estate would have been entitled to receive continued payment of his 2025 base salary for a period of one year following his termination.
(2)	If Mr. Rawlinson’s employment had been terminated by our company without cause (as defined in the 2025 Rawlinson Employment Agreement) or by him for good reason (as defined in the 2025 Rawlinson Employment Agreement) as of December 31, 2025, subject to his execution and nonrevocation of a release, he would have been entitled to receive a payment equal to 1.5 times the sum of (a) his 2025 base salary and (b) his 2025 target bonus, payable in 18 equal monthly installments.
(3)	If the named executive officer’s employment is terminated without cause, for good reason, or due to death or disability (as applicable, each as defined in the name executive officer’s special bonus letter), the named executive officer would not be required to repay the after-tax portion of their Special Bonus. Upon a termination of the named executive officer’s employment for any other reason, the named executive officer would be required to repay the after-tax portion of the Special Bonus.

(4)	If Mr. Rawlinson’s employment had been terminated by our company without cause (as defined in the 2025 Rawlinson Employment Agreement), by him for good reason (as defined in the 2025 Rawlinson Employment Agreement), or due to his death or disability, as of December 31, 2025, the outstanding portion of the Rawlinson Performance Award would have been forfeited. While the terms of the Rawlinson Performance Award provide that the vesting tranche of the Rawlinson Performance Award that would have been paid to Mr. Rawlinson had he remained employed through the first determination date following his termination of employment will remain outstanding and eligible to be earned based on actual performance through the performance period, because Mr. Rawlinson forfeited the tranche of the Rawlinson Performance Award for the 2025 fiscal year, any remaining portion of the Rawlinson Performance Award would have been forfeited.
(5)	Upon a change of control, we have assumed for purposes of the tabular presentation above that the remaining portion of the Rawlinson Performance Award, the Wafford Sign-On RSUs, the 2024 Multiyear RSUs, the Bowe Sign-On RSUs and the 2023 PSUs would have vested. Because the exercise prices of all options held by Messrs. Rawlinson and Fitzharris at December 31, 2025 are more than the closing market price of QVCGA shares on December 31, 2025, no value has been included for such named executive officers’ options in the table.
(6)	If Mr. Rawlinson’s employment had been terminated without cause or due to his death or disability, or if he terminated his employment for good reason, or if Mr. Fitzharris’ employment had been terminated due to his death or disability, in each case, as of December 31, 2025, their respective vested options would have remained outstanding and exercisable in accordance with their terms, but because the exercise prices of all options held by Mr. Rawlinson and Mr. Fitzharris at December 31, 2025 are more than the closing market price of QVCGA shares on December 31, 2025, no value has been included for such options in the table.
(7)	If Messrs. Wafford’s, Fitzharris’ or Wellen’s or Ms. Bowe’s employment had been terminated without cause as of December 31, 2025, or Mr. Wellen or Ms. Bowe had terminated his or her employment for good reason, subject to his or her execution and nonrevocation of a release, and, for Mr. Fitzharris’ compliance with restrictive covenants, he or she would have received continued base salary for twelve months and Mr. Wellen would have received six months of health insurance continuation.
(8)	If Messrs. Wafford’s and Fitzharris’ and Ms. Bowe’s employment had been terminated without cause, in each case, as of December 31, 2025, the Wafford Sign-On RSUs, the 2024 Multiyear RSUs, the Bowe Sign-On RSUs and the 2023 Performance-based RSUs would have been forfeited.
(9)	Based on the number of unvested RSUs held by the named executive officer as of December 31, 2025 that would vest pursuant to the following: If Messrs. Wafford’s or Fitzharris’ or Ms. Bowe’s employment had terminated due to death or disability as of December 31, 2025, the Wafford Sign-On RSUs, the 2024 Multiyear RSUs and the Bowe Sign-On RSUs would have vested and the 2023 Performance-based RSUs would have remained outstanding until any performance criteria had been determined to have been met or not and would have vested to the extent determined by the compensation committee. As described above in “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—Incentive Compensation—Other Equity Awards that Vested in or Remained Outstanding During 2025—Multiyear Performance-Based RSUs” our compensation committee determined that the 2023 Performance-based RSUs were not earned and were forfeited, and therefore are not reflected in the table above.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025, with respect to shares of our common stock authorized for issuance under our equity compensation plans.

			Number of securities
	Number of securities to		available for future
	be issued upon exercise	Weighted average	issuance under equity
	of outstanding options,	exercise price of	compensation plans
	warrants and rights or	outstanding	(excluding securities
	settlement of restricted	options, warrants	reflected in column
Plan Category	stock units (a)	and rights	(a))
Equity compensation plans approved by security holders:
QVC Group, Inc. 2016 Omnibus Incentive Plan, as amended			—	(1)
QVCGA	193,336	$194.47
QVCGB	933	$438.00
QVCGP	—	—
QVC Group, Inc. 2020 Omnibus Incentive Plan, as amended			—	(2)
QVCGA	571,119	$448.07
QVCGB	—	—
QVCGP	—	—
Equity compensation plans not approved by security holders: None (3)
Total
QVCGA	764,455
QVCGB	933
QVCGP	—

(1)	Upon adoption of the 2020 incentive plan, as amended, the Board of Directors ceased making any further grants under the prior incentive plans, including the 2016 incentive plan, as amended. The amounts reported for the 2016 incentive plan reflect the number of shares of QVCGA and QVCGB to be issued upon exercise of outstanding options and the weighted exercise price thereof.
(2)	The 2020 incentive plan, as amended, expired pursuant to its terms on May 21, 2025. The amounts reported for the 2020 incentive plan reflect 76,646 shares of QVCGA to be issued upon exercise of outstanding options and 492,473 shares of QVCGA to be issued upon the settlement of RSUs or deferred stock units. RSUs subject to performance-based vesting requirements are reflected at target performance in the above table. As described in “—Compensation Discussion and Analysis—Elements of 2025 Compensation—Incentive Compensation—Other Equity Awards that Vested in or Remained Outstanding During 2025”, our compensation committee determined that none of the 478,989 RSUs subject to performance-based vesting requirements outstanding as of December 31, 2025 were earned. The weighted average exercise prices relate solely to outstanding options and do not take into account RSUs or deferred stock units, which by their nature do not have an exercise price.
(3)	On December 29, 2017, in connection with our acquisition of HSN, Inc., we assumed each outstanding award issued pursuant to the HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan and the HSN, Inc. 2017 Omnibus Incentive Plan (together, the HSN Plans and such awards collectively, the Assumed HSN Awards). The Assumed HSN Awards were converted into a corresponding award with respect to shares of QVCGA. We do not intend to issue any new grants under the HSN Plans in the future. As of December 31, 2025, the number of securities to be issued upon exercise of outstanding options, warrants and rights under the HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan was 13,074 QVCGA shares, which have a weighted average exercise price of $613.70 and 69 shares of QVCGA and 104 shares of QVCGP to be issued upon the settlement of deferred stock units. With respect to the HSN, Inc. 2017 Omnibus Incentive Plan, reflects 110 shares of QVCGA and 165 shares of QVCGP to be issued upon settlement of deferred stock units.

Nonemployee Directors

Director Fees

Each of our directors who is not an employee of, or service provider to, our company, and other than Ms. Flaton and Mr. Meltzer, is paid an annual cash fee for 2026 of $277,225 (which, in 2025, was $269,150) (which we refer to as the director fee). Fees for service on our audit committee, compensation committee and nominating and corporate governance committee are the same for 2026 and 2025, with each member thereof receiving an additional annual fee of $30,000, $10,000 and $10,000, respectively, for his or her participation on each such committee, except that the chairperson of each such committee instead receives an additional annual fee of $40,000, $20,000 and $20,000, respectively, for his or her participation on that committee. The director fees and the fees for participation on committees are payable quarterly in arrears.

For their service as directors, each of Mr. Meltzer and Ms. Flaton receive cash compensation equal to $50,000 per month (payable one month in advance) for the duration of their service on the Board and, following the conclusion of their service on the Board, reimbursement for continuing support on a per diem basis. They do not receive any other compensation, including for service on our audit committee, compensation committee and nominating and corporate governance committee.

Charitable Contributions

If a director makes a donation to our political action committee, we will make a matching donation to a charity of his or her choice in an amount not to exceed $10,000.

Equity Incentive Plan

Under the 2020 incentive plan, which expired on May 21, 2025, our Board of Directors had full power and authority to grant stock options or options, SARs, restricted shares, RSUs and cash awards or any combination of the foregoing under the 2020 incentive plan to our nonemployee directors; however, due to share availability considerations, our Board of Directors did not grant equity awards to our nonemployee directors after 2023. Prior to those share availability considerations resulting in our director fees being paid in cash, a portion of our company’s director fees were paid as awards granted under the 2020 incentive plan and were administered by our Board or our compensation committee. The 2020 incentive plan was designed to provide our nonemployee directors with additional remuneration for services rendered, to encourage their investment in our common stock and to aid in attracting persons of exceptional ability to become nonemployee directors of our company.

Director Deferred Compensation Plan

Effective beginning in the fourth quarter of 2013, directors of our company were eligible to participate in the QVC Group, Inc. Nonemployee Director Deferred Compensation Plan (the director deferred compensation plan), pursuant to which eligible directors of our company could elect to defer all or any portion of their annual cash fees that they would otherwise be entitled to receive. The deferral of such annual cash fees was effected by a reduction in the quarterly payment of such annual cash fees by the percentage specified in the director’s election. Elections were required to be made in advance of certain deadlines, which generally were on or before the close of business on December 31 of the year prior to the year to which the director’s election would apply, and elections included the form of distribution, such as a lump-sum payment or substantially equal installments over a period not to exceed ten years. Compensation deferred under the director deferred compensation plan that otherwise would have been received prior to 2015 will earn interest income at the rate of 9% per annum, compounded quarterly, for the period of the deferral. Compensation deferred under the director deferred compensation plan that otherwise would have been received on or after January 1, 2015 will earn interest income at a rate that is intended to approximate our company’s general cost of 10-year debt. For 2023, 2024 and 2025, the rate was, and is 9.125%, 9.6875% and 8.6875%, respectively.

Effective December 8, 2022, our Board of Directors amended and restated the director deferred compensation plan in order to freeze the plan as of December 8, 2022, which closed the director deferred compensation plan to new participants and provided that no deferrals or deferral elections could be made under the director deferred compensation plan with respect to annual cash fees for services performed in any plan year commencing on or after January 1, 2023. Deferrals made on or before December 31, 2022 will continue to accrue interest income at the rate specified above.

Gregory B. Maffei Employment Agreement

On May 27, 2025, our company executed a new employment agreement with Mr. Maffei (the Maffei Employment Agreement) to continue serving as Executive Chairman of our company. The Maffei Employment Agreement provides for an initial term expiring December 31, 2025, which was automatically extended by the terms of such agreement through December 31, 2026 (such period of employment, the Term). Pursuant to the Maffei Employment Agreement, Mr. Maffei will receive an annual base salary of $1 million, retroactive to January 1, 2025 and reduced by the amount of nonemployee director compensation previously paid to Mr. Maffei for his service on the Board of Directors during 2025. For each calendar year during the Term, Mr. Maffei will be considered for a bonus so long as he remains employed with the Company through the end of such year. Whether Mr. Maffei will be awarded any such bonus and the amount of any bonus will be determined by the Compensation Committee of the Board in its sole discretion. No bonus was awarded to Mr. Maffei for the 2025 calendar year. The Maffei Employment Agreement also provides that, on any termination of Mr. Maffei’s employment, he will be entitled to his accrued base salary through the date of termination, any unpaid expense reimbursements, any vested benefits owed in accordance with other applicable plans, programs and arrangements of our company, any discretionary bonus with respect to a calendar year ending prior to the date of termination awarded but unpaid, and the continuance of certain indemnification rights. In addition, in the event Mr. Maffei’s employment is terminated during the Term by our company without Cause or by Mr. Maffei for Good Reason (each as defined in the Maffei Employment Agreement), Mr. Maffei will be entitled to a severance payment equal to the amount of his base salary that he would have earned through the remainder of the Term had it not been so terminated, subject to the execution of a release.

Director Compensation Table

The following table sets forth information concerning the compensation of our nonemployee directors for 2025.

				Change in
				Pension
				Value and
	Fees			Nonqualified
	Earned			Deferred
	or Paid		Stock	Compensation	All other
	in Cash		Awards	Earnings	compensation		Total
Name(1)	($)		($)(2)	($)(3)	($)(4)		($)
John C. Malone	—		—	—	—		—
Richard N. Barton	279,150		—	18,529	—		297,679
Fiona P. Dias	309,150		—	—	538	(5)	309,688
Carol Flaton	318,333		—	—	—		318,333
M. Ian G. Gilchrist	319,150		—	—	—		319,150
Gregory B. Maffei	1,000,000	(6)	—	—	24,446	(7)(8)	1,224,446
Evan D. Malone	269,150		—	—	—		269,150
Roger Meltzer	318,333		—	—	—		318,333
Larry E. Romrell	159,575		—	—	—		159,575
Andrea L. Wong	108,857		—	64,048	—		172,906

(1)	David Rawlinson, a director of our company and a named executive officer throughout 2025, and John C. Malone, who was a director of our company through May 12, 2025, received no compensation for serving as directors of our company during 2025. Compensation paid to Mr. Rawlinson in 2025 is reflected in the “Summary Compensation Table” below. Larry E. Romrell and Andrea L. Wong departed from our Board on June 20, 2025 and May 12, 2025, respectively.

(2)	We did not grant equity awards to our directors in 2025. However, as of December 31, 2025, our directors (other than Mr. Rawlinson, whose equity awards are listed in the “Outstanding Equity Awards at Fiscal Year-End” table below, Ms. Flaton and Mr. Meltzer, who have never been granted equity awards, and Mr. Malone, who had no equity awards outstanding as of December 31, 2025) held the following equity awards, which were granted in previous years or, with respect to Ms. Dias, as described in footnote (5) below:

	Gregory B.	Richard N.	Fiona P.	M. Ian G.	Evan D.	Larry E.	Andrea L.
	Maffei	Barton	Dias	Gilchrist	Malone	Romrell	Wong
Options (#)
QVCGA	114,647	2,188	—	1,645	—	2,188	271
QVCGB	933	—	—	—	—	—	—
Deferred Share Units (#)
QVCGA	—	—	462	—	—	—	—
QVCGP	—	—	269	—	—	—	—

(3)	Includes amounts earned on compensation previously deferred under the director deferred compensation plan.

2025 Above
Market Earnings
on Accrued Interest
Name	($)
Richard N. Barton	18,529
Andrea L. Wong	64,049

(4)	Liberty Media previously made available to our directors tickets to various sporting events with no aggregate incremental cost attributable to any single person.
(5)	Includes regular quarterly cash dividends paid on shares of QVCGP to the extent such amounts were not factored into the grant date fair value of the underlying awards computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures.
(6)	Mr. Maffei received compensation for serving as a director of our company during 2025 prior to the effectiveness of his Executive Employment Agreement, dated effective May 27, 2025. Mr. Maffei’s base salary under this agreement was reduced by the amount of such director fees received.
(7)	Includes lease costs for Mr. Maffei to maintain an office in the Denver, Colorado area.
(8)	Includes life insurance premiums paid by our company on behalf of Mr. Maffei.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning shares of our capital stock beneficially owned by each person or entity known by us to own more than five percent of the outstanding shares of any series of our voting stock. Beneficial ownership of our capital stock is set forth below only to the extent known by us or ascertainable from public filings.

Unless otherwise indicated, the security ownership information with respect to our capital stock is given as of February 28, 2026 and, in the case of percentage ownership information, is based upon (1) 7,903,233 QVCGA shares, (2) 182,233 QVCGB shares and (3) 12,723,158 QVCGP shares, in each case, outstanding on that date. The percentage voting power is presented on an aggregate basis for all QVCGA and QVCGB shares. QVCGP shares are, however, non-voting and, therefore, in the case of percentage voting power, are not included.

		Amount and
		Nature of		Percent	Voting
	Title of	Beneficial		of Series	Power
Name and Address of Beneficial Owner	Series	Ownership		(%)	(%)
John C. Malone	QVCGA	608,428	(1)(2)(3)	7.7	6.3
c/o Liberty Media Corporation	QVCGB	—		—
12300 Liberty Boulevard	QVCGP	865,530	(1)(2)(3)(4)	6.8
Englewood, CO 80112
Gregory B. Maffei	QVCGA	114,647	(5)	1.4	17.9
c/o QVC Group, Inc.	QVCGB	163,448	(5)	89.2
1200 Wilson Drive	QVCGP	181,624	(5)	1.4
West Chester, PA 19380
Asymmetry Point LP	QVCGA	435,000	(6)	5.5	4.5
100 Biscayne Boulevard, Floor 12	QVCGB	—		—
Miami, FL 33132	QVCGP	—		—
Charles Schwab Investment Management Inc.	QVCGA	995,190	(7)	12.6	10.2
9800 Schwab Way	QVCGB	—		—
Lone Tree, CO 80124	QVCGP	—		—
Contrarius Investment Management Limited	QVCGA	702,768	(8)	8.9	7.2
2 Bond Street	QVCGB	—		—
St. Helier, Jersey	QVCGP	—		—
JE2 3NP, Channel Islands
The Vanguard Group	QVCGA	573,101	(9)	7.3	5.9
100 Vanguard Blvd.	QVCGB	—		—
Malvern, PA 19355	QVCGP	—		—

*	Less than one percent
(1)	Includes 18,751 QVCGA shares and 19,057 QVCGP shares held in a revocable trust with respect to which Mr. Malone and Mr. Malone’s wife, Mrs. Leslie Malone (Mrs. Malone), are trustees. Mrs. Malone has the right to revoke such trust at any time. Mr. Malone has disclaimed beneficial ownership of the shares held by such trust.
(2)	Includes 4,270 QVCGA shares and 5,823 QVCGP shares held by a trust which is managed by an independent trustee, of which the beneficiary is one of Mr. Malone’s adult children, and in which Mr. Malone has no pecuniary interest. Mr. Malone retains the right to substitute assets held by the trust and has disclaimed beneficial ownership of the shares held by the trust.
(3)	Includes 5,826 QVCGA shares and 7,944 QVCGP shares held by a trust which is managed by an independent trustee and Mr. Evan D. Malone, one of Mr. Malone’s adult children, of which the beneficiary is Mr. Evan D. Malone and in which Mr. Malone has no pecuniary interest. Mr. Malone retains the right to substitute assets held by the trust and has disclaimed beneficial ownership of the shares held by the trust.
(4)	Includes 110,300 QVCGP shares held by a grantor trust of which Mrs. Malone is the grantor and Mr. Malone is the sole trustee. Mrs. Malone retains a power of substitution and Mr. Malone has a power of appointment over the assets in the trust.

(5)	Information with respect to shares of our capital stock beneficially owned by Mr. Maffei, our Chairman of the Board, is also set forth in “—Security Ownership of Management.”
(6)	Based on Schedule 13G, filed September 2, 2025 jointly by Asymmetry Point LP, Asymmetry Point Capital LLC and Aviv Argaman, which states that, with respect to QVCGA, each of Asymmetry Point LP, Asymmetry Point Capital LLC and Aviv Argaman have sole voting power and sole dispositive power over 435,000.
(7)	Based on an Amendment No. 2 to Schedule 13G, filed January 8, 2026 by Charles Schwab Investment Management Inc. (Charles Schwab), which states that, with respect to QVCGA, Charles Schwab has sole voting power and sole dispositive power over 995,190 shares.
(8)	Based on Amendment No. 6 to Schedule 13G, filed February 11, 2026 jointly by Contrarius Investment Management Limited (Contrarius) and Contrarius Investment Management (Bermuda) Limited (Contrarius Bermuda), which states that, with respect to QVCGA, each of Contrarius and Contrarius Bermuda has shared voting power and shared dispositive power over 702,768 shares.
(9)	On March 27, 2026, The Vanguard Group, Inc. (Vanguard Group) filed a 13G/A with the SEC reporting that, following an internal realignment in January 2026, Vanguard Group no longer has, or is deemed to have, beneficial ownership over these shares of common stock and that certain of its subsidiaries and/or business divisions of such subsidiaries that formerly had, or were deemed to have had, beneficial ownership with Vanguard Group will report beneficial ownership separately on a disaggregated basis from Vanguard Group.

Security Ownership of Management

The following table sets forth information with respect to the ownership by each of our directors and named executive officers (as defined herein) and by all of our current directors and executive officers as a group of shares of QVCGA, QVCGB and QVCGP. The security ownership information with respect to our capital stock is given as of February 28, 2026 and, in the case of percentage ownership information, is based upon (1) 7,903,233 QVCGA shares, (2) 182,233 QVCGB shares and (3) 12,723,158 QVCGP shares, in each case, outstanding on that date. The percentage voting power is presented on an aggregate basis for all QVCGA and QVCGB shares. QVCGP shares are, however, non-voting and, therefore, in the case of percentage voting power, are not included.

Shares of restricted stock that have been granted pursuant to QVC Group’s incentive plans are included in the outstanding share numbers, for purposes of the table below and throughout this Form 10-K/A. Shares of capital stock issuable upon exercise or conversion of options, warrants, restricted stock units, dividend equivalent rights and convertible securities that were exercisable or convertible on or within 60 days after February 28, 2026 are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants, restricted stock units, dividend equivalent rights or convertible securities for the purpose of computing the percentage ownership of that person and for the aggregate percentage owned by the directors and named executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other individual person. For purposes of the following presentation, beneficial ownership of shares of QVCGB, though convertible on a one-for-one basis into shares of QVCGA, are reported as beneficial ownership of QVCGB only, and not as beneficial ownership of QVCGA. So far as is known to us, the persons indicated below have sole voting and dispositive power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

		Amount and Nature of		Percent of	Voting
	Title of	Beneficial Ownership		Series	Power
Name	Series	(In thousands)		(%)	(%)
Gregory B. Maffei	QVCGA	115	(1)(2)	1.4	17.8
Chairman of the Board and Director	QVCGB	163	(1)(2)	89.2
	QVCGP	182		1.4
David Rawlinson II	QVCGA	98	(1)	1.2	1
President and Chief Executive Officer, QVC Group, Inc., and Director	QVCGB	—		—
	QVCGP	—		—
Richard N. Barton	QVCGA	4	(1)(4)	*	*
Director	QVCGB	—		—
	QVCGP	**	(4)	*
Fiona P. Dias	QVCGA	3	(5)	*	*
Director	QVCGB	—		—
	QVCGP	**	(5)	*
Carol Flaton	QVCGA	—		—	—
Director	QVCGB	—		—
	QVCGP	—		—
M. Ian G. Gilchrist	QVCGA	3	(1)	*	*
Director	QVCGB	—		—
	QVCGP	—		—
Evan D. Malone	QVCGA	9	(3)	*	*
Director	QVCGB	—		—
	QVCGP	10	(3)	*
Roger Meltzer	QVCGA	—		—	—
Director	QVCGB	—		—
	QVCGP	—		—
Bill Wafford	QVCGA	13	(1)	*	*
Chief Financial Officer and Chief Administrative Officer, QVC Group, Inc.	QVCGB	—		—
	QVCGP	—		—
Eve DelSoldo	QVCGA	**	(1)	*	*
Executive Vice President and General Counsel, QVC Group, Inc.	QVCGB	—		—
	QVCGP	**		*
Stacy Bowe	QVCGA	2		*	*
President, HSN Brand and US Merchandising, QVC Group	QVCGB	—		—
	QVCGP	—		—
Mike Fitzharris	QVCGA	6	(1)	*	*
President, QVC US Brand and Chief Operating Officer, QVC Group	QVCGB	—		—
	QVCGP	—		—
Aidan O’Meara	QVCGA	35	(1)	*	*
President, QVC Group International, QVC Group	QVCGB	—		—
	QVCGP	3		*
Alex Wellen	QVCGA	—		—	—
President and Chief Growth Officer, QVC Group	QVCGB	—		—
	QVCGP	—		—
Brian J. Wendling	QVCGA	—		—	—
Former Principal Financial Officer and Chief Accounting Officer, QVC Group, Inc.	QVCGB	—		—
	QVCGP	—		—
All current directors and executive officers as a group (14 persons)	QVCGA	283	(1)(2)(3)(4)(5)	3.5	19.4
	QVCGB	163	(1)(2)	89.2
	QVCGP	188	(3)(4)(5)	1.5

*	Less than one percent
**	Less than 1,000 shares

(1)	Includes beneficial ownership of QVCGA and QVCGB shares that may be acquired upon exercise of, or which relate to, stock options exercisable within 60 days after February 28, 2026.

	QVCGA	QVCGB
Gregory B. Maffei	114,647	933
David Rawlinson II	26,663	—
Richard N. Barton	2,188	—
M. Ian G. Gilchrist	1,645	—
Eve DelSoldo	941	—
Mike Fitzharris	6,455	—
Aidan O’Meara	13,418	—
Bill Wafford	13,201	—
Total	179,158	933

(2)	The Maffei Call Agreement (as defined and described below) contains certain provisions relating to the transfer of QVCGB shares beneficially owned by Mr. Maffei.
(3)	Includes 5,826 QVCGA shares and 7,944 QVCGP shares held by a trust which is managed by an independent trustee and Mr. Evan D. Malone, one of Mr. John Malone’s adult children, of which the beneficiary is Mr. Evan D. Malone and in which Mr. Malone has no pecuniary interest. Mr. Malone retains the right to substitute assets held by the trust and has disclaimed beneficial ownership of the shares held by the trust.
(4)	Includes 1 QVCGA share and 1 QVCGP share held by the Barton Descendants’ Trust 12/30/2004 over which Mr. Barton has investment power but not voting power.
(5)	Includes 179 restricted stock units with respect to QVCGA shares, 269 restricted stock units with respect to QVCGP shares, and 283 dividend equivalent rights with respect to QVCGA shares. Upon the completion of our acquisition of HSN, Inc., our company assumed Ms. Dias’s outstanding deferred stock units with respect to HSN, Inc. common stock and converted such deferred stock units into 179 restricted stock units with respect to QVCGA shares (as adjusted for the May 2025 reverse stock split) and dividend equivalent rights have subsequently accrued on such restricted stock units in connection with special dividends paid on our company’s common stock and quarterly dividends paid on QVCGP. As a result of the expiration of the 2020 incentive plan on May 21, 2025, following the payment of the QVCGP dividend on March 17, 2025, Ms. Dias will accrue cash on quarterly dividends paid on QVCGP instead of dividend equivalent rights. Ms. Dias’s restricted stock units and dividend equivalent stock unit rights and such cash (as described in the foregoing sentence) will vest upon her termination of service from the Board of Directors.

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

Malone Stock Exchange and Maffei Arrangements

On May 18, 2021, Gregory B. Maffei, the Chairman of the Board and a director of our company, delivered a written offer (the Offer) to John C. Malone, a former director of our company, to acquire all of the outstanding shares of QVCGB beneficially owned by Mr. Malone, his wife Leslie Malone and certain trusts for the benefit of Mr. Malone, Mrs. Malone and/or their children (the Malone Group, and such shares, the Subject Shares) at a per share price of $14.00 payable in cash, securities or such other form of consideration as to which Mr. Maffei and Mr. Malone might mutually agree. The transfer by the Malone Group of the Subject Shares was subject to the terms of that certain call agreement, dated February 9, 1998 (the Call Agreement), among our company, as successor-in-interest to the assignee of TCI, Mr. Malone and Mrs. Malone, which provided us with the right to acquire all, but not less than all, of the Subject Shares at a per share price equal to the lower of (x) the Offer price or (y) 110% of the average closing prices of a share of QVCGA for the 30 consecutive trading days ending on May 17, 2021 (with the price calculated pursuant to clause (y) equal to $13.62 per share (the Call Price)) (the Call Right). On May 18, 2021, Mr. Malone provided written notice to us of his desire to accept the Offer, subject to the approval by our Board of Directors of the transactions contemplated thereby for purposes of

Section 203 of the General Corporation Law of the State of Delaware, pursuant to the terms of the Call Agreement. However, in the event we determined to exercise the Call Right, Mr. Malone indicated a preference for the payment of the per share price in the form of shares of QVCGA such that he would continue to hold a substantial investment in our company.

Stock Exchange Agreement with John C. Malone

On June 2, 2021, we delivered written notice to Mr. Malone to exercise the Call Right and to pay the per share Call Price required by the Call Agreement in shares of QVCGA. On June 3, 2021, we and the Malone Group entered into a Stock Exchange Agreement (the Malone Stock Exchange Agreement) to effect the closing of the Call Right exercise, pursuant to which the Malone Group transferred to us an aggregate of 27,655,931 shares of QVCGB, and in exchange (the Malone Exchange), we issued to the Malone Group an aggregate of 30,421,522 shares of QVCGA. Under the terms of the Call Agreement, the aggregate Call Price converts into an equivalent ratio of 1.1 shares of QVCGA for each share of QVCGB with the aggregate number of shares of QVCGA issued to each member of the Malone Group rounded down to the nearest whole share.

Arrangements with Gregory B. Maffei

As a result of the Malone Exchange and in the absence of the negotiated Letter Agreement (defined below) Mr. Maffei would have had the right to assert that a “Change of Control” (as defined in the 2019 Maffei Employment Agreement (the 2019 Maffei Employment Agreement)), by and between Liberty Media and Mr. Maffei) with respect to our company had occurred and that Mr. Maffei had “Good Reason” (as defined in the 2019 Maffei Employment Agreement) to resign from and terminate his employment with our company. This would have resulted in the acceleration of the vesting of Mr. Maffei’s outstanding and unvested equity-based awards with respect to our company, our obligation to pay Mr. Maffei certain severance related benefits and our obligation to make a termination payment to Liberty Media pursuant to that certain Services Agreement, dated as of September 23, 2011, between us and Liberty Media, as clarified by that certain Letter Agreement, dated as of September 23, 2011, by and between us and Liberty Media, and as amended by that certain First Amendment to Services Agreement, effective as of December 13, 2019, by and between us and Liberty Media (the Services Agreement).

Waiver Letter and Amendment of 2019 Maffei Employment Agreement

On June 3, 2021, we, Liberty Media and Mr. Maffei entered into a Waiver Letter and Amendment of 2019 Maffei Employment Agreement (the Letter Agreement), pursuant to which, among other things, Mr. Maffei (x) waived his rights to assert that our exercise of the Call Right, the transactions to be consummated pursuant to the Malone Stock Exchange Agreement or the resulting reduction in the Malone Group’s voting power with respect to our company (collectively, the Specified Events) would constitute a “Change in Control” or “Good Reason,” in each case, as defined in the 2019 Maffei Employment Agreement, with respect to our company, and agreed not to terminate his employment with our company for “Good Reason” in connection with or arising out of the Option Cancellation (as defined below) or any of the Specified Events, and (y) consented to the cancellation (the Option Cancellation) of stock option awards to purchase shares of QVCGB that had been granted to Mr. Maffei on each of December 24, 2014, and March 31, 2015 for 1,137,228 shares at an exercise price of $16.97 per share, and 197,783 shares at an exercise price of $16.71 per share, respectively. In consideration for the foregoing, pursuant to the Letter Agreement, (i) Mr. Maffei received a grant of 1,101,321 restricted shares of QVCGB which vested in December 2024 in accordance with the terms of the Letter Agreement, and (ii) we agreed that the portion of the Annual Equity Awards (as defined in the 2019 Maffei Employment Agreement) that would be granted by our company to Mr. Maffei pursuant to Section 4.11 of the 2019 Maffei Employment Agreement for calendar years 2022, 2023 and 2024 be granted with respect to QVCGB.

Maffei Stock Exchange Agreement

Also, on June 3, 2021, we and Mr. Maffei entered into a Stock Exchange Agreement (the Maffei Stock Exchange Agreement) pursuant to which, among other things: (i) on June 3, 2021, Mr. Maffei transferred to us an aggregate of 5,378,308 shares of QVCGA, and in exchange we issued to Mr. Maffei an equivalent number of shares of QVCGB; (ii) we agreed that on the terms and subject to the conditions of the Maffei Stock Exchange Agreement, Mr. Maffei, at his option (during the six-month period following the vesting of the performance-based restricted stock unit award granted to Mr. Maffei on March 10, 2021), may transfer to us the number of shares of QVCGA actually received by Mr. Maffei upon vesting of such performance-based restricted stock unit award in exchange for an equivalent number of newly-issued shares of QVCGB (the Subsequent Exchange); (iii) Mr. Maffei agreed that until December 31, 2024 (the Cap Period), which was also the end of the term of the 2019 Maffei Employment Agreement, he would not, and would not authorize or permit any of his affiliates that he controls (Controlled Affiliates) to, acquire or agree to acquire (or announce publicly an intent to acquire) by purchase or otherwise, beneficial ownership of our voting securities (or direct or indirect rights or options to acquire any such voting securities) if, after giving effect to any such acquisition of securities, the aggregate voting power of our voting securities beneficially owned by Mr. Maffei and his Controlled Affiliates would have exceeded 20.0% of the voting power of all of the outstanding voting securities (assuming, for purposes of this calculation that all voting securities beneficially owned by Mr. Maffei which are not outstanding are included in the calculation) (the Cap); and (iv) the foregoing transactions by which Mr. Maffei and certain of his related persons became an “interested stockholder” were approved for purposes of Section 203 of the General Corporation Law of the State of Delaware.

The Cap was subject to certain exceptions, including (i) the Subsequent Exchange, (ii) the receipt, exercise or vesting of his equity compensation awards and (iii) any dividend or other distribution made, or similar action taken, by us (including the receipt in connection therewith of any rights, warrants or other securities granting the holder the right to acquire voting securities of our company, and any acquisition of voting securities of our company upon the exercise thereof). However, if during the Cap Period, the voting power of our outstanding voting securities beneficially owned by Mr. Maffei and his Controlled Affiliates had exceeded the Cap, Mr. Maffei would, and would have caused his Controlled Affiliates to, vote his voting securities that represent voting power in excess of the Cap, in the same proportions as the votes cast by our stockholders unaffiliated with Mr. Maffei on any matter submitted to a vote of our stockholders. In addition, Mr. Maffei and his Controlled Affiliates could not have transferred voting securities of our company to any other Controlled Affiliate of Mr. Maffei unless such transferee agreed to be bound by the terms of the Maffei Stock Exchange Agreement.

On March 25, 2022, we and Mr. Maffei completed the Subsequent Exchange. Pursuant to the terms of the Maffei Stock Exchange Agreement, at the closing of the Subsequent Exchange, Mr. Maffei transferred to us 229,022 shares of QVCGA and in exchange we issued to Mr. Maffei an equivalent number of shares of QVCGB.

The foregoing descriptions of the Malone Stock Exchange Agreement, the Maffei Stock Exchange Agreement, the Letter Agreement and Mr. Maffei’s restricted stock award do not purport to be complete and are subject to, and qualified in their entirety by, such agreements, which are incorporated by reference herein and filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to our Current Report on Form 8-K filed with the SEC on June 4, 2021.

Maffei Call Agreement

In connection with the settlement of stockholder litigation stemming from the transactions described above under “—Malone Stock Exchange and Maffei Arrangements,” on September 25, 2024, our company entered into a call agreement (the Maffei Call Agreement) with Mr. Maffei, pursuant to which Mr. Maffei granted to our company the right to purchase all shares of High Vote Stock (as defined below) owned by Mr. Maffei and certain successors and permitted transferees (collectively, the Maffei Group) upon Mr. Maffei’s death. If that right is exercised, our company may acquire the High Vote Stock at a price equal to the market price of the Low Vote Stock (as defined below) into which such High Vote Stock is convertible, plus a 10% premium. Our company also has a right of first refusal to purchase High Vote Stock that a member of the Maffei Group may propose to sell to a third party, at a purchase price equal to the lesser of (i) the price offered by the third party and (ii) the market price of the Low Vote Stock into which such High Vote Stock is convertible, plus a 10% premium. In either case, if our company exercises its right to purchase the High Vote Stock of the applicable member of the Maffei Group, such member of the Maffei Group can elect to receive from our company the purchase price for such High Vote Stock in cash, shares of Low Vote Stock or a combination thereof. The Maffei Call Agreement also prohibits any member of the Maffei Group from disposing of High Vote Stock, except for certain exempt transfers (such as transfers to specified related parties, the conversion of any High Vote Stock to Low Vote Stock on a one-for-one basis or certain dispositions to satisfy withholding obligations in connection with the exercise of stock options) and except if our company fails to exercise its right of first refusal in connection with a proposed sale of High Vote Stock to a third party.

For purposes of the Maffei Call Agreement, High Vote Stock is common stock of our company of any series that has voting rights greater than one vote per share, while Low Vote Stock is common stock of our company of any series that has not more than one vote per share. The High Vote Stock currently consists of QVCGB, while the Low Vote Stock currently consists of QVCGA.

The Maffei Call Agreement became effective on December 6, 2024. The Maffei Call Agreement will terminate upon the first to occur of (i) all of the High Vote Stock held by the Maffei Group has been sold to our company and/or sold to a third party whereby our company did not elect to exercise its right of first refusal, (ii) a change of control of our company (subject to certain exceptions), (iii) the Maffei Group collectively beneficially own less than 5% of the voting power of our company and (iv) our company’s call right following the death of Mr. Maffei has expired unexercised.

The foregoing description of the Maffei Call Agreement does not purport to be complete and is subject to, and qualified in its entirety by, such agreement, a copy of which is incorporated by reference herein and filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 25, 2024.

Director Independence

It is our policy that a majority of the members of our Board of Directors be independent of our management. For a director to be deemed independent, our Board of Directors must affirmatively determine that the director has no direct or indirect material relationship with us. To assist our Board of Directors in determining which of our directors qualify as independent for purposes of Nasdaq rules (to which we were subject until April 24, 2026) as well as applicable rules and regulations adopted by the SEC, the nominating and corporate governance committee of our Board of Directors follows Nasdaq’s corporate governance rules on the criteria for director independence.

Our Board of Directors has determined that each of Richard N. Barton, Fiona P. Dias, Carol Flaton, M. Ian G. Gilchrist and Roger Meltzer qualifies as an independent director of our company.

Item 14. Principal Accounting Fees and Services

Audit Fees and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2025 and 2024 and fees billed for other services rendered by KPMG LLP:

	2025	2024
Audit fees	$8,514,570	8,971,000
Audit related fees(1)	22,450	—
Audit and audit related fees	8,537,020	8,971,000
Tax fees(2)	1,131,960	933,000
All Other fees(3)	3,500	—
Total fees	$9,672,480	9,904,000

(1)	Audit related fees consist of ESG certification audits in Germany.
(2)	Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.
(3)	Consists of fees for participation in an international tax conference.

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

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as pre-approved services):

●	audit services as specified in the policy, including (i) financial audits of our company and our subsidiaries, (ii) services associated with registration statements, periodic reports and other documents filed or issued in connection with securities offerings (including comfort letters and consents), (iii) attestations of management reports on our internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;
●	audit related services as specified in the policy, including (i) due diligence services, (ii) financial statement audits of employee benefit plans, (iii) consultations with management as to the accounting or disclosure treatment of transactions,

(iv) attest services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions, and (vii) general assistance with implementation of the requirements of certain SEC rules or listing standards; and
●	tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

Notwithstanding the foregoing general pre-approval, if, in the reasonable judgment of our Chief Accounting Officer and Principal Financial Officer, an individual project involving the provision of pre-approved services is likely to result in fees in excess of $100,000, or if individual projects under $100,000 are likely to equal or exceed $500,000 during the period between the regularly scheduled meetings of the audit committee, then such projects will require the specific pre-approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. M. Ian G. Gilchrist currently serves as the chairman of our audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee.

Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

All services provided by our independent auditor during 2025 were approved in accordance with the terms of the policy in place.

Item 15. Exhibits and financial statement schedules

(a)	(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31 - Certification Letters:*

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*

101 - XBRL:*

101.INS	XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2026	By:	/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)