Form 10-Q
period 2026-03-31
QVC Group, Inc.
filed 2026-05-15
CIK 1355096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                            to
Commission File Number 001-33982
QVC GROUP, INC.
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	84-1288730 (I.R.S. Employer Identification No.)

1200 Wilson Dr. West Chester, Pennsylvania (Address of principal executive offices)	19380 (Zip Code)
Registrant's telephone number, including area code: (484) 701-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock	QVCAQ	OTCID Basic Market
Series B common stock	QVCGQ	OTCID Basic Market
8.0% Series A Cumulative Redeemable Preferred Stock	QVCPQ	OTCID Basic Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of outstanding shares of QVC Group, Inc.'s common stock as of April 30, 2026 was:

Series A common stock	7,911,869
Series B common stock	182,233

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies, including the outcome and effects of the Chapter 11 Cases (as defined below) (including our ability to successfully emerge from the process and the timing thereof); QVC’s WIN strategy; revenue growth at QVC; synergies; economic and macroeconomic trends (including the impact of tariffs); statements regarding the carrying value of intangible assets; our ability to continue as a going concern; projected sources and uses of cash; repayment of debt; fluctuations in interest rates and foreign currency exchange rates; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should not place undue reliance on these forward-looking statements made in this Quarterly Report on Form 10-Q. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
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
•the impact of the delisting and downgrade of our capital stock from the Nasdaq Capital Market and OTCQB Venture Market, as applicable;
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
•changes in, or failure or inability to comply with, government regulations, including, regulations of the Federal Communications Commission and commitments and adverse outcomes from regulatory proceedings;
•new regulations and varied governmental and non-governmental perspectives on corporate sustainability;
•changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors, including our increased reliance on social media platforms as a marketing tool;
•domestic and international economic and business conditions and industry trends, including the impact of the United Kingdom's (“U.K.”) withdrawal from the European Union and the impact of inflation and increased labor costs;
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
For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except as required by law.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2025 10-K.
The information herein relates to QVC Group, Inc. and its controlled subsidiaries (collectively “QVC Group,” the “Company,” “Consolidated QVC Group,” “us,” “we” or “our” unless the context otherwise requires).

Item 1.  Financial Statements

QVC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2026	December 31, 2025

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,684	1,972
Trade and other receivables, net of allowance for credit losses of $75 million and $79 million, respectively	776	1,040
Inventories	1,004	972
Other current assets	284	239
Total current assets	3,748	4,223
Property and equipment, net of accumulated depreciation of $977 million and $974 million, respectively	384	401
Intangible assets not subject to amortization (note 5):
Goodwill	782	800
Tradenames	1,190	1,190
	1,972	1,990
Intangible assets subject to amortization, net (note 5)	298	336
Operating lease right-of-use assets	557	570
Other assets, at cost, net of accumulated amortization	99	106
Assets held for sale noncurrent (note 8)	17	17
Total assets	$7,075	7,643
(continued)
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(unaudited)

	March 31, 2026	December 31, 2025

	amounts in millions, except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$481	701
Accrued liabilities	629	801
Current portion of debt, $36 million and $52 million measured at fair value (note 6)	5,060	5,075
Other current liabilities	88	97
Total current liabilities	6,258	6,674
Long-term debt (note 6)	790	790
Deferred income tax liabilities	1,120	1,144
Preferred stock (note 7)	1,398	1,366
Operating lease liabilities	568	580
Other liabilities	95	106
Total liabilities	10,229	10,660
Equity
Stockholders' equity:
Series A common stock, $0.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 7,911,869 shares at March 31, 2026 and 7,903,233 shares at December 31, 2025	—	—
Series B common stock, $0.01 par value. Authorized 150,000,000 shares; issued and outstanding 182,233 shares at March 31, 2026 and December 31, 2025, respectively	—	—
Series C common stock, $0.01 par value. Authorized 4,000,000,000 shares; no shares issued	—	—
Additional paid-in capital	142	142
Accumulated other comprehensive earnings (loss), net of taxes	203	291
Retained earnings (accumulated deficit)	(3,580)	(3,533)
Total stockholders' equity (deficit)	(3,235)	(3,100)
Noncontrolling interests in equity of subsidiaries	81	83
Total equity	(3,154)	(3,017)
Commitments and contingencies (note 8)
Total liabilities and equity	$7,075	7,643
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2026	2025

	amounts in millions, except per share amounts
Total revenue, net	$1,957	2,105
Operating costs and expenses:
Cost of goods sold (excluding depreciation and amortization shown separately below)	1,288	1,386
Operating expense	146	163
Selling, general and administrative, including stock-based compensation and pre-petition charges	438	383
Depreciation and amortization	80	102
(Gain) loss on sale of assets	(10)	—
Restructuring (benefits) costs (note 8)	—	57
	1,942	2,091
Operating income (loss)	15	14
Other income (expense):
Interest expense	(132)	(112)
Realized and unrealized gains (losses) on financial instruments, net (note 4)	79	(15)
Interest and dividend income	12	8
Other, net	1	2
	(40)	(117)
Earnings (loss) before income taxes	(25)	(103)
Income tax (expense) benefit	(15)	12
Net earnings (loss)	(40)	(91)
Less net earnings (loss) attributable to the noncontrolling interests	7	9
Net earnings (loss) attributable to QVC Group, Inc. shareholders	$(47)	(100)

Basic and diluted net earnings (loss) attributable to Series A and Series B QVC Group, Inc. shareholders per common share (note 3):	$(5.79)	(12.50)
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended March 31,
	2026	2025

	amounts in millions
Net earnings (loss)	$(40)	(91)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(32)	50
Credit risk on fair value debt instruments gains (loss)	(57)	42
Other comprehensive earnings (loss)	(89)	92
Comprehensive earnings (loss)	(129)	1
Less comprehensive earnings (loss) attributable to the noncontrolling interests	6	13
Comprehensive earnings (loss) attributable to QVC Group, Inc. shareholders	$(135)	(12)
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2026	2025

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(40)	(91)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	80	102
Realized and unrealized (gains) losses on financial instruments, net	(79)	15
Noncash interest expense	34	2
(Gain) loss on sale of assets	(10)	—
Deferred income tax expense (benefit)	(5)	(5)
Stock-based compensation	—	4
Other, net	(5)	3

Changes in operating assets and liabilities
Decrease (increase) in trade and other receivables	262	296
Decrease (increase) in inventory	(37)	(115)
Decrease (increase) in prepaid expenses and other assets	8	41
(Decrease) increase in trade accounts payable	(219)	(109)
(Decrease) increase in accrued and other liabilities	(178)	(203)
Net cash provided (used) by operating activities	(189)	(60)
Cash flows from investing activities:
Capital expenditures	(36)	(34)
Expenditures for television distribution rights	(6)	(43)
Proceeds from sale of fixed assets	12	—
Other investing activities, net	1	(1)
Net cash provided (used) by investing activities	(29)	(78)
Cash flows from financing activities:
Repayments of debt	(7)	(797)
Dividends paid to noncontrolling interest	(8)	(11)
Borrowings of debt	—	866
Dividends paid to common shareholders	—	(1)
Other financing activities, net	(2)	(2)
Net cash provided (used) by financing activities	(17)	55
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(7)	12
Net increase (decrease) in cash, cash equivalents and restricted cash	(242)	(71)
Cash, cash equivalents and restricted cash at beginning of period	2,033	923
Cash, cash equivalents and restricted cash at end of period	$1,791	852
The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31, 2026	December 31, 2025

	in millions
Cash and cash equivalents	$1,684	1,972
Restricted cash included in other current assets	107	61
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$1,791	2,033
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(unaudited)

	Stockholders' Equity (Deficit)
			Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings (accumulated deficit)	Noncontrolling interest in equity of subsidiaries	Total equity
	Common stock
	Series A	Series B

	amounts in millions
Balance at December 31, 2024	$—	—	138	(15)	(1,094)	86	(885)
Net earnings (loss)	—	—	—	—	(100)	9	(91)
Other comprehensive earnings (loss)	—	—	—	88	—	4	92
Stock-based compensation	—	—	3	—	—	—	3
Distribution to noncontrolling interest	—	—	—	—	—	(11)	(11)
Other	—	—	(1)	—	—	—	(1)
Balance at March 31, 2025	$—	—	140	73	(1,194)	88	(893)

	Stockholders' Equity (Deficit)
			Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings (accumulated deficit)	Noncontrolling interest in equity of subsidiaries	Total equity
	Common stock
	Series A	Series B

	amounts in millions
Balance at December 31, 2025	$—	—	142	291	(3,533)	83	(3,017)
Net earnings (loss)	—	—	—	—	(47)	7	(40)
Other comprehensive earnings (loss)	—	—	—	(88)	—	(1)	(89)
Distribution to noncontrolling interest	—	—	—	—	—	(8)	(8)
Balance at March 31, 2026	$—	—	142	203	(3,580)	81	(3,154)
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of QVC Group, Inc. and its controlled subsidiaries (collectively, “QVC Group,” the “Company,” “Consolidated QVC Group,” “us,” “we,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. QVC Group is made up of wholly-owned subsidiaries QVC, Inc. (“QVC”), which includes HSN, Inc. (“HSN”), Cornerstone Brands, Inc. (“CBI”), and other equity investments.
QVC Group is primarily engaged in the video and online commerce industries in North America, Europe and Asia. The businesses of the Company’s wholly-owned subsidiaries, QVC and CBI, are seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping.
The accompanying (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The Company’s business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC Group's 2025 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. QVC Group considers (i) fair value measurements and (ii) estimates of retail-related adjustments and allowances to be its most significant estimates.
The condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2026 and December 31, 2025, QVC’s net leverage ratio, as calculated under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement” and the credit facility thereunder, the “Credit Facility”), was greater than 4.5 to 1.0. Under the terms of the Credit Agreement, this constitutes a breach of the financial covenant. Without a waiver under the Credit Agreement, the lenders have the right, but not the obligation, to accelerate the loans and demand repayment from QVC for noncompliance with the net leverage ratio debt covenant; however, such acceleration cannot occur until certain conditions are satisfied, including the expiration of a cure period during which QVC may take remedial action to cure the breach.
Additionally, under the indentures governing the QVC Notes (as defined below), a default under the Credit Agreement will only constitute an event of default under the indentures, and thus trigger the right, but not the obligation, of the noteholders to accelerate the QVC Notes and demand repayment if (i) the Credit Facility has been accelerated, (ii) there is a payment default under the Credit Agreement or (iii) there is a foreclosure on collateral securing the Credit Facility. Accordingly, acceleration of the QVC Notes is not automatic upon a breach of the Credit Agreement covenant; it is contingent upon the occurrence of one of these specified events under the Credit Agreement. See discussion below for default relating to Chapter 11 Cases (defined below).
As a result of the above-noted net leverage ratio and the maturity date of the Credit Facility, the outstanding principal associated with the Credit Facility and QVC Notes have been classified as current liabilities in the condensed consolidated balance sheet, as of March 31, 2026 and December 31, 2025.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Voluntary Petition for Reorganization
On April 16, 2026 (“the Petition Date”), QVC Group, Inc. (“QVC Group” or the “Company” and together with certain of its affiliates, the “Company Parties”) commenced voluntary cases (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). As of the Petition Date, we are operating our businesses as “debtors-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. QVC Group and QVC received approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Cases.
Subsequent to the filing of our Chapter 11 Cases, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.
Commencing the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under (i) the 4.75% Senior Secured Notes due 2027, 4.375% Senior Secured Notes due 2028, 6.875% Senior Secured Notes due 2029, 5.45% Senior Secured Notes due 2034, 5.95% Senior Secured Notes due 2043, 6.375% Senior Secured Notes due 2067 (the “2067 Notes”), and 6.25% Senior Secured Notes due 2068 (the “2068 Notes”) (collectively, the “QVC Notes”) issued by QVC, (ii) the 3.75% senior unsecured exchangeable debentures due 2030, 4.0% senior unsecured exchangeable debentures due 2029, 8.25% senior unsecured debentures due 2030, and 8.50% senior unsecured debentures due 2029 (collectively, the “LINTA Notes”) issued by Liberty Interactive LLC (“LI LLC”) and (iii) the Credit Agreement. The Credit Agreement, together with the QVC Notes and LINTA Notes, are herein referred to as the “Debt Instruments”. The Credit Agreement and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay (defined below).

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

Restructuring Support Agreement
On April 16, 2026, prior to the commencement of the voluntary cases, the Company Parties entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” and the holders parties thereto, the “Supporting Stakeholders”), with certain holders of our Debt Instruments. The Restructuring Support Agreement contemplates agreed-upon terms for a comprehensive restructuring with respect to the Company Parties’ capital structure (the “Restructuring”) to be implemented through a proposed prepackaged plan of reorganization (the “Plan”).

    The Restructuring Support Agreement and the Plan attached thereto contemplate the restructuring of the Company Parties’ outstanding funded debt obligations, including approximately $2.2 billion of outstanding QVC Notes, approximately $1.5 billion of outstanding LINTA Notes and approximately $2.9 billion outstanding under the Credit Facility. The material terms of the Restructuring Support Agreement and the Plan include, among other things, that:
•QVC or any successor or assign thereto, by merger, consolidation, or otherwise (such entity, “Reorganized QVC”) shall issue approximately $1.3 billion in aggregate original principal amount of takeback debt (the “Takeback Debt”) on the terms and conditions set forth in the Takeback Debt Documents (as defined in the Restructuring Support Agreement);

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
•on or as soon as reasonably practicable following the effective date of the Plan (“Effective Date”), receipt by the holders of claims arising under, in connection with, or on account of the Credit Facility and the QVC Notes of their pro rata share of: (i) QVC Distributable Cash (as defined in the Plan); (ii) the Takeback Debt; and (iii) 100% of the equity in Reorganized QVC, subject to dilution by the management incentive plan;
•non-funded debt general unsecured claims (including all trade claims and contract and lease claims) will be unimpaired; and
•QVC entered into a $300 million debtor-in-possession letter of credit facility (the “DIP LC Facility”) with JPMorgan Chase Bank, N.A., as agent, to issue new letters of credit and roll existing letters of credit to support operations during the pendency of the Chapter 11 Cases, cash collateralized by $315 million deposited in a cash collateral account; commitments under the DIP LC Facility would expire upon the earliest of (i) six months from the Petition Date, (ii) the Effective Date and (iii) the occurrence of an event of default, all as more fully set forth in the DIP LC Facility Term Sheet attached as Exhibit D to the Restructuring Support Agreement, which is furnished as part of Exhibit 10.4 hereto, and subject to Bankruptcy Court approval pursuant to interim and final DIP orders.
Automatic Stay and Other Protections

    Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of our Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of QVC Group or our property to recover on, collect or secure a claim arising prior to the filing of our Chapter 11 Cases or to exercise control over property of our bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim (the “Automatic Stay”). Notwithstanding the general application of the Automatic Stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Nasdaq Delisting

    On April 17, 2026, the Company received a written notice (the “Nasdaq Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company, pursuant to Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, of its determination to delist the Company’s Series A common stock (Nasdaq: QVCAQ) and 8.0% Series A Cumulative Redeemable Preferred Stock (Nasdaq: QVCPQ) (collectively, the “QVC Group Listed Securities”) from Nasdaq. Pursuant to the Nasdaq Notice, Nasdaq’s determination was based on (i) the filing of the Chapter 11 Cases and associated public interest concerns raised thereby, (ii) concerns regarding the residual equity interest of existing listed securities holders and (iii) concerns about the Company’s ability to sustain compliance with all requirements for continued listing on Nasdaq.
Pursuant to the Nasdaq Notice, trading of the QVC Group Listed Securities was suspended at the opening of business on April 24, 2026, and a Form 25-NSE will be filed with the SEC, which will remove the QVC Group Listed Securities from listing and registration on Nasdaq. The Company has the right to appeal Nasdaq’s delisting determination pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company does not intend to appeal this determination.
Although Nasdaq has not yet filed a Form 25-NSE for us in connection with the delisting of our shares of capital stock from the Nasdaq Capital Market, the delisting became effective on April 24, 2026. In accordance with Rule 12d2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the deregistration of our shares of capital stock under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25-NSE is filed.
The Company does not expect the Nasdaq delisting to affect the Company Parties’ business operations or the Chapter 11 Cases. The Company anticipates that following suspension from trading, its capital stock will commence trading on one of the markets operated by OTC Markets Group. The Company can provide no assurance that the capital stock will commence or continue to trade on this market, whether broker-dealers will continue to provide public quotes of the capital stock on this market, whether the trading volume of the capital stock will be sufficient to provide for an efficient trading market or whether quotes for the capital stock will continue on this market in the future.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Separately, on April 17, 2026, the Company was notified by OTC Markets Group that, due to the Company’s bankruptcy filing, the Company’s Series B common stock (OTCQB: QVCGQ) was moved from the OTCQB Venture Market to the OTCID Basic Market, effective prior to market open on April 20, 2026. The downgrade to the OTCID Basic Market reflects the Company’s current status under the Bankruptcy Code and does not affect the Company Parties’ business operations or the Chapter 11 Cases.

Liberty Media Agreements

    QVC Group has entered into certain agreements with Liberty Media Corporation (“LMC”), a separate publicly traded company. These agreements include a reorganization agreement, services agreement and facilities sharing agreement. As a result of certain corporate transactions, LMC and QVC Group may have obligations to each other for certain tax-related matters. Neither QVC Group nor LMC has any stock ownership, beneficial or otherwise, in the other. In connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”), QVC Group and an entity formerly known as GCI Liberty, Inc. (“prior GCI Liberty”) entered into a tax sharing agreement. Pursuant to the tax sharing agreement, prior GCI Liberty agreed to indemnify QVC Group for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by prior GCI Liberty (applicable to actions or failures to act by prior GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of prior GCI Liberty (or any successor corporation). Following a merger between Liberty Broadband Corporation (“Liberty Broadband”) and prior GCI Liberty, Liberty Broadband has assumed the tax sharing agreement. QVC Group has recorded a tax sharing payable to Liberty Broadband in the amount of approximately $10 million as of March 31, 2026 and December 31, 2025, respectively, included in other liabilities in the condensed consolidated balance sheets.
The reorganization agreement with LMC provides for, among other things, provisions governing the relationship between QVC Group and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provided QVC Group with certain general and administrative services, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. QVC Group reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for QVC Group's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. As part of its ongoing strategy to expand into a live social shopping company, QVC Group has undertaken various organizational and strategic changes. As part of that transition, all then-current officers of QVC Group (with limited exceptions) stepped down from their officer positions, during the first half of 2025, and these positions were assumed by members of the QVC management team, effective as of April 1, 2025.
Reverse Stock Split
On May 22, 2025, the Company filed an amendment to its Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s Series A common stock, par value $0.01 per share (“QVCAQ”), and Series B common stock, par value $0.01 per share (“QVCGQ” and, together with QVCAQ, the “Common Stock”), at a ratio of 1-for-50 (the “Reverse Stock Split”). There was no change to the number of QVCAQ and QVCGQ shares currently authorized. The Charter Amendment was authorized by the stockholders of the Company at the Company’s Annual Meeting of Stockholders held on May 12, 2025.
Pursuant to the Charter Amendment on May 22, 2025, every 50 shares of QVCAQ and QVCGQ were automatically converted into one share of QVCAQ and QVCGQ, respectively, without any change in par value per share. The number of shares of Common Stock reserved for issuance, the number of shares subject to the then-outstanding awards, and the purchase or exercise price or payout value based on a number of shares of the then-outstanding awards were proportionately adjusted. The Company did not issue fractional shares of Common Stock in connection with the Reverse Stock Split. Instead, stockholders who were otherwise entitled to receive a fractional share of Common Stock following the Reverse Stock Split received a cash payment (without interest) in lieu of such fractional shares.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The Company’s Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the opening of trading on May 23, 2025. On May 27, 2025, the Company elected to have QVCGQ suspended from trading on the Nasdaq Capital Market, and QVCGQ began quotation on the OTCQB Venture Market on May 28, 2025.
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
Restricted Cash
Restricted cash as of March 31, 2026 and December 31, 2025 primarily includes cash deposits to cover potential disputes or other financial obligations with certain counterparties and a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.
(2) Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to simplify the estimation of expected credit losses for certain current receivables and contract assets under the Current Expected Credit Losses model, particularly those arising from revenue contracts under ASC 606. The Company elected to apply the practical expedient, which permits us to assume current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable. The Company prospectively adopted this new standard as of January 1, 2026, and it did not have a material impact on its consolidated financial statements.
(3) Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. On May 22, 2025, the Company effected the Reverse Stock Split. See Item 1, Note 1 “Basis of Presentation”, for additional discussion regarding the Company's reverse stock split.
EPS for the three months ended March 31, 2026 and 2025 is based on the following WASO. Excluded from diluted EPS for each of the three months ended March 31, 2026 and 2025 are less than one million potential common shares because their inclusion would have been antidilutive.

	QVC Group Common Stock
	Three months ended March 31,
	2026	2025

	number of shares in thousands
Basic WASO	8,086	7,994
Dilutive shares (1)	—	18
Diluted WASO	8,086	8,012
(1) Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect.

(4) Assets and Liabilities Measured at Fair Value
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in “active

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
markets” for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.
The Company measures the fair value of money market funds based on quoted prices in “active markets” for identical assets. Money market funds are included as cash equivalents Level 1 fair value instruments in the table below. The Company's Level 2 financial liabilities are debt instruments with quoted market prices that are not considered to be traded on “active markets,” as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs. Accordingly, these financial instruments are reported in the below table as Level 2 fair value instruments.
The Company's assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at March 31, 2026			Fair Value Measurements at December 31, 2025
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)

	amounts in millions
Cash equivalents	$238	238	—	816	816	—
Debt	$36	—	36	52	—	52
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2026	2025

	amounts in millions
Equity securities	$(6)	—
Exchangeable senior debentures	85	(15)
	$79	(15)
The Company has elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations are primarily due to market factors largely driven by changes in the fair value of the underlying shares into which the debt is exchangeable.
The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk were gains of $17 million and $53 million, net of the recognition of previously unrecognized gains and losses, for the three months ended March 31, 2026 and 2025, respectively.
During the first quarter of 2026, certain holders of the 4.00% and 3.75% Exchangeable Senior Debentures exchanged their debentures for cash in an amount equal to the current market price of the shares underlying their debentures. As a result of the exchanges, the Company settled a total of $59 million and $3 million in principal and carrying value, respectively, relating to the 4.00% Exchangeable Senior Debentures, and a total of $14 million and $1 million in principal and carrying value, respectively, relating to the 3.75% Exchangeable Senior Debentures. During the three months ended March 31, 2026, the Company recognized $62 million and $13 million of previously unrecognized gains related to the retirement of a portion of the 4.00% and 3.75% Exchangeable Debentures, respectively, in realized and unrealized gains

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(losses) on financial instruments, net on the condensed consolidated statement of operations. The cumulative change was a gain of $697 million and $772 million as of March 31, 2026 and December 31, 2025, net of the recognition of previously unrecognized gains and losses, respectively.
(5) Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows:

QVC Int'l

amounts in millions
Balance at December 31, 2025	$800
Foreign currency translation adjustments	(18)
Balance at March 31, 2026	$782
As of March 31, 2026 and December 31, 2025, there were no goodwill balances at QxH and CBI.
Intangible Assets
Other intangible assets consist of the following:

	March 31, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net

	amounts in millions
Purchased and internally developed software	$1,243	(1,044)	199	1,230	(1,015)	215
Affiliate and customer relationships	2,831	(2,795)	36	2,835	(2,788)	47
Television distribution rights	155	(98)	57	161	(93)	68
Other	55	(49)	6	54	(48)	6
Intangible assets subject to amortization	$4,284	(3,986)	298	4,280	(3,944)	336
Tradenames (indefinite life)	$1,190		1,190	1,190		1,190
As of March 31, 2026, QVC Group expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2026	$170
2027	85
2028	37
2029	6
2030	—
\\\\\

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(6) Debt
Debt is summarized as follows:

	Outstanding principal at March 31, 2026	Carrying value
		March 31, 2026	December 31, 2025

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029	$287	286	286
8.25% Senior Debentures due 2030	505	503	503
4.0% Exchangeable Senior Debentures due 2029(1)(2)	280	18	24
3.75% Exchangeable Senior Debentures due 2030(1)(2)	413	18	28
Subsidiary level notes and facilities
QVC 4.75% Senior Secured Notes due 2027(2)	44	44	44
QVC 4.375% Senior Secured Notes due 2028(2)	72	72	72
QVC 6.875% Senior Secured Notes due 2029(2)	605	605	605
QVC 5.45% Senior Secured Notes due 2034(2)	400	400	400
QVC 5.95% Senior Secured Notes due 2043(2)	300	300	300
QVC 6.375% Senior Secured Notes due 2067(2)	225	225	225
QVC 6.25% Senior Secured Notes due 2068(2)	500	500	500
QVC Senior Secured Credit Facility(2)	2,900	2,900	2,900
Finance lease obligations	—	2	2
Deferred loan costs(2)	—	(23)	(24)
Total consolidated QVC Group debt	$6,531	5,850	5,865
Less current classification		(5,060)	(5,075)
Total long-term debt		$790	$790
(1)Measured at fair value.
(2)Classified as current at March 31, 2026 and December 31, 2025.
Covenant Compliance
As noted in Item 1, Note 1 “Basis of Presentation”, as of March 31, 2026 and December 31, 2025 QVC is not in compliance with the net leverage ratio, as calculated under the Credit Agreement. Under the terms of the Credit Agreement, this constitutes a breach of the financial covenant.
Under both the Credit Agreement and the indentures governing the QVC Notes, QVC is permitted to make unlimited dividends to service the debt of its parent entities so long as it is not in default under those agreements and to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries. As a result of the breach of financial covenant under the Credit Agreement, QVC is no longer permitted to make unlimited dividends to service the debt of its parent entities to QVC Group. QVC can continue to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
As a result of the above-noted net leverage ratio and the maturity date of the Credit Facility, the outstanding principal associated with the Credit Facility and QVC Notes has been classified as a current liability in the condensed consolidated balance sheet, as of March 31, 2026 and December 31, 2025.
Exchangeable Senior Debentures
The Company has elected to account for its exchangeable senior debentures using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as unrealized gains (losses) in the statements of operations. See Item 1, Note 4 “Assets and Liabilities Measured at Fair Value” for information related to unrealized gains (losses) on debt measured at fair value. As of March 31, 2026, the Company’s 3.75% and 4.0% Exchangeable Debentures have been classified as current because the Company does not own shares to exchange the debentures. The Company reviews the terms of the debentures on a quarterly basis to determine whether a triggering event has occurred to require current classification of the 3.75% and 4.0% Exchangeable Debentures upon a call event.
QVC Senior Secured Notes
On February 18, 2025, QVC repaid the remaining 4.45% Senior Secured Notes due 2025, at maturity, using availability on the Credit Facility (as defined below) and cash on hand.
QVC Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Credit Agreement with CBI and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”), and the other parties thereto. The Credit Facility is a multi-currency facility providing for a $3.25 billion revolving credit facility (the “Credit Facility”), with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Credit Facility bear interest at either the alternate base rate (such rate, the “ABR Rate”) or a London Inter-bank Offered Rate (“LIBOR”)-based rate (or the applicable non-U.S. Dollar equivalent rate) (such rate, the “Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt (less cash and cash equivalents) to consolidated EBITDA (the “consolidated net leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio. Each loan may be prepaid at any time and from time to time without penalty, other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if QVC Global or any other borrower under the Credit Agreement (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the Credit Facility may be reborrowed.
On June 20, 2023, QVC and QVC Global, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with SOFR-based rate loans. Borrowings that are Secured Overnight Financing Rate (“SOFR”)-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio.
On April 1, 2025, CBI was removed as a borrower under the Credit Agreement. CBI had no outstanding borrowings under the Credit Agreement at the time of its removal from the Credit Agreement.
See Item 1, Note 1 “Basis of Presentation”, for additional discussion regarding the Company's Chapter 11 Cases and ability to continue as a going concern.
The payment and performance of the Borrowers’ obligations under the Credit Agreement are guaranteed by each of QVC’s and QVC Global’s Material Domestic Subsidiaries (as defined in the Credit Agreement), if any, and certain other

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
subsidiaries of any Borrower that such Borrower has chosen to provide guarantees. Further, the borrowings under the Credit Facility are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests.
The Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Borrowers and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Borrowers’ consolidated net leverage ratio.
Borrowings under the Credit Facility may be used to repay outstanding indebtedness, pay certain fees and expenses, finance working capital needs and general purposes of the Borrowers and their respective subsidiaries and make certain restricted payments and loans to the Borrowers’ respective parents and affiliates.
As a result of noncompliance with the net leverage ratio, no additional borrowings are available under the Credit Facility. The interest rate on the Credit Facility was 5.4% and 6.0% at March 31, 2026 and 2025, respectively.
Fair Value of Debt
QVC Group estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to QVC Group for debt of the same remaining maturities (Level 2). The 2067 Notes and the 2068 Notes were traded on the New York Stock Exchange, which the Company considers to be an “active market,” as defined by GAAP. As such, March 31, 2026 the 2067 Notes and 2068 Notes were valued based on their trading price (Level 1). The fair value of QVC Group's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2026 are as follows (amounts in millions):

Senior debentures	$31
QVC senior secured notes	$928
As noted in Item 1, Note 1 “Basis of Presentation”, as of April 17, 2026, the 2067 Notes and 2068 Notes were delisted from the NYSE, which may affect the Level 1 classification going forward.
Due to the variable rate nature, QVC Group believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2026.
(7) Preferred Stock
On September 14, 2020, QVC Group issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,723,158 shares of Preferred Stock issued and outstanding at March 31, 2026.
Priority. The Preferred Stock ranks senior to the shares of QVC Group common stock, with respect to dividend rights, rights of redemption and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of QVC Group’s affairs. Shares of Preferred Stock are not convertible into shares of QVC Group common stock.
Dividends. Holders of the Preferred Stock are entitled to receive quarterly cash dividends at a rate of 8.0% per annum of the liquidation price (as described below) on a cumulative basis during the term. If declared, accrued dividends will be payable quarterly on each dividend payment date, beginning December 15, 2020 and thereafter on each March 15, June 15, September 15, and December 15 during the term (or, if such date is not a business day, the next business day after such date). If QVC Group fails to pay dividends or the applicable redemption price with respect to any redemption within 30 days after the applicable dividend payment or redemption date, the dividend rate will increase as provided by the Certificate of Designations for the Preferred Stock (the “Certificate of Designations”). Accrued dividends that are not paid within 30 days after the applicable dividend payment date will be added to the liquidation price until paid together with all dividends accrued thereon.

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
On May 23, 2025, the Board of Directors announced its decision to suspend payment of the quarterly cash dividend on the Preferred Stock, beginning with the quarterly cash dividend payable on June 16, 2025. As of March 31, 2026, the amount of preferred dividends in arrears was approximately $120 million in aggregate, which is included in preferred stock in the condensed consolidated balance sheet as of March 31, 2026, and $9.44 on a per share basis. As a result of the non-payment of the quarterly cash dividend, the dividend rate increased from 8.0% to 9.5%.
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
Mandatory and Optional Redemption. The Preferred Stock is subject to mandatory redemption on March 15, 2031 at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date. However, while the Chapter 11 Cases are pending, any redemption (mandatory or optional) is prohibited absent Bankruptcy Court approval and compliance with applicable orders, and any redemption obligations may be modified, reinstated, or cancelled pursuant to the Plan. On or after the fifth anniversary of September 14, 2020 (the “Original Issue Date”), QVC Group may redeem all or a portion of the outstanding shares of Preferred Stock, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date plus, if the redemption is (x) on or after the fifth anniversary of the Original Issue Date but prior to its sixth anniversary, 4.00% of the liquidation price, (y) on or after the sixth anniversary of the Original Issue Date but prior to its seventh anniversary, 2.00% of the liquidation price and (z) on or after the seventh anniversary of the Original Issue Date, zero.
Voting Power. Holders of the Preferred Stock will not have any voting rights or powers, except as specified in the Certificate of Designations or as required by Delaware law.
Preferred Stock Directors. So long as the aggregate liquidation price of the outstanding shares of Preferred Stock exceeds 25% of the aggregate liquidation price of the shares of Preferred Stock issued on the Original Issue Date, holders of Preferred Stock will have certain director election rights as described in the Certificate of Designations whenever dividends on shares of Preferred Stock have not been declared and paid for two consecutive dividend periods and whenever QVC Group fails to pay the applicable redemption price in full with respect to any redemption of the Preferred Stock or fails to make a payment with respect to the Preferred Stock in connection with a liquidation or Extraordinary Transactions (as defined in the Certificate of Designations). Implementation or enforcement of any such rights is subject to the applicable provisions of the Bankruptcy Code including the Automatic Stay, the orders of the Bankruptcy Court presiding over the Chapter 11 Cases, and the Plan, which may limit, stay, modify or eliminate such rights.
Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the condensed consolidated balance sheets. The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share, and continues to be recorded at this value until the settlement date. Given the liability classification of the Preferred Stock, all dividends accrued will be classified as interest expense in the condensed consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $32 million as of March 31, 2026.

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
HSN Settlement Agreement
In October 2023, HSN entered into a settlement agreement with the Consumer Product Safety Commission (“CPSC”) in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claims that HSN allegedly failed to timely submit a report under the Consumer Product Safety Act (“CPSA”) in relation to certain handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also required HSN to implement and maintain a compliance program to ensure compliance with the CPSA. In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter. QVC has cooperated (and intends to continue cooperating) fully with this investigation, and at this time, QVC is unable to predict the eventual scope, duration or outcome of this investigation, nor is it able to reasonably estimate any range of loss or possible loss.
Contingencies
Network and information systems, including the internet and telecommunication systems, third party delivery services and other technologies are critical to QVC's business activities. Substantially all of QVC's customer orders, fulfillment and delivery services are dependent upon the use of network and information systems, including the use of third party telecommunication and delivery service providers. If information systems, including the internet or telecommunication services are disrupted, or if QVC's third party delivery services experience a disruption in their transportation delivery services, QVC could face a significant disruption in fulfilling its customer orders and shipment of QVC's products. QVC has active disaster recovery programs in place to help mitigate risks associated with these critical business activities.
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
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025. The Company recorded $14 million of incremental depreciation for the three months ended March 31, 2025 related to the St. Petersburg closure. On March 27, 2025, QVC announced a plan to reorganize teams across the company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA (as defined below) margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the three months ended March 31, 2025. in restructuring (benefits) costs in the condensed consolidated statement of operations.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties, and two of these property sales closed in December 2025. As of March 31, 2026, the remaining long-lived assets of $17 million, all within QxH, were included in assets held for sale noncurrent in the condensed consolidated balance sheet. The sale of the remaining property is expected to be completed by the end of 2026.
(9) Information About QVC Group's Operating Segments
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
The QVC Group Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, primarily evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, cost of goods sold, gross profit, operating expense, advertising expense, selling, general and administrative expenses (“SG&A”) and Adjusted OIBDA (as defined below), in addition to average sales price per unit, number of units shipped and revenue or sales per customer equivalent. In addition, QVC Group reviews nonfinancial measures such as unique website visitors, conversion rates and active customers, as appropriate.
For segment reporting purposes, QVC Group defines Adjusted OIBDA as total revenue, net less cost of goods sold, operating expenses, and SG&A excluding stock-based compensation and, where applicable, separately identified items impacting comparability. QVC Group believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring (benefits) costs, pre-petition charges (primarily professional fees directly related to, and incurred prior to, the filing of the Chapter 11 Cases), and (gain) loss on sale of assets, that are included in the measurement of operating income (loss) pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with GAAP. QVC Group generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.
For the three months ended March 31, 2026, QVC Group has identified the following operating segments as its reportable segments:
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
QVC Group's operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments are the same as those described in the Company's Summary of Significant Accounting Policies in the 2025 10-K.

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Performance Measures
Disaggregated total revenue, net by segment and product category consisted of the following:

	Three months ended March 31, 2026
	QxH	QVC Int'l	CBI	Total

	in millions
Home	$497	223	147	867
Apparel	247	96	41	384
Beauty	179	115	—	294
Accessories	147	48	—	195
Jewelry	65	37	—	102
Electronics	60	19	—	79
Other revenue	36	—	—	36
Total revenue, net	$1,231	538	188	1,957

	Three months ended March 31, 2025
	QxH	QVC Int'l	CBI	Total

	in millions
Home	$538	223	160	921
Apparel	258	99	40	397
Beauty	211	120	—	331
Accessories	173	46	—	219
Jewelry	63	33	—	96
Electronics	89	15	—	104
Other revenue	36	1	—	37
Total revenue, net	$1,368	537	200	2,105

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Other performance measures reviewed by the CODM are as follows:

	Three months ended March 31, 2026
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Total revenue, net	$1,231	538	188	—	1,957
Cost of goods sold (excluding depreciation and amortization)	824	356	108	—	1,288
Gross profit	407	182	80	—	669
Operating expense	92	45	9	—	146
Advertising expense	70	8	41	—	119
SG&A (excluding stock-based compensation, advertising and pre-petition charges)	153	80	39	6	278
Adjusted OIBDA	$92	49	(9)	(6)	126

	Three months ended March 31, 2025
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Total revenue, net	$1,368	537	200	—	2,105
Cost of goods sold (excluding depreciation and amortization)	923	348	115	—	1,386
Gross profit	445	189	85	—	719
Operating expense	111	43	9	—	163
Advertising expense	55	8	39	—	102
SG&A (excluding stock-based compensation, advertising and pre-petition charges)	157	75	41	4	277
Adjusted OIBDA	$122	63	(4)	(4)	177

QVC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Other Information

	March 31, 2026		December 31, 2025
	Total assets	Property and equipment, net	Total assets	Property and equipment, net

	amounts in millions
QxH (1)	$4,377	159	4,780	166
QVC International	1,870	140	1,927	150
CBI	473	85	495	85
Corporate and other	355	—	441	—
Consolidated QVC Group	$7,075	384	7,643	401
(1) QxH Property and equipment, net as of March 31, 2026 and December 31, 2025 excludes assets classified as assets held for sale in the condensed consolidated balance sheet.

	March 31, 2026			March 31, 2025
	Depreciation	Amortization	Capital Expenditures	Depreciation	Amortization	Capital Expenditures

	amounts in millions
QxH	$9	52	28	28	55	25
QVC International	6	7	4	6	6	5
CBI	3	3	4	4	3	4
Consolidated QVC Group	$18	62	36	38	64	34
The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended March 31,
	2026	2025

	amounts in millions
Adjusted OIBDA	$126	177
Depreciation and amortization	(80)	(102)
Gain (loss) on sale of assets	10	—
Pre-petition charges	(41)	—
Stock-based compensation	—	(4)
Restructuring benefits (costs)	—	(57)
Operating income (loss)	15	14
Interest expense	(132)	(112)
Realized and unrealized gains (losses) on financial instruments, net	79	(15)
Interest and dividend income	12	8
Other, net	1	2
Earnings (loss) before income taxes	$(25)	(103)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
We own controlling and non-controlling interests in a broad range of video and online commerce companies. Our largest businesses and reportable segments are QxH (QVC U.S. and HSN, Inc. (“HSN”)) and QVC International. QVC, Inc. (“QVC”), which includes QxH and QVC International, markets and sells a wide variety of consumer products in the United States (“U.S.”) and several foreign countries via highly engaging video-rich, interactive shopping experiences primarily by means of its televised shopping programs and the internet through its domestic and international websites and mobile applications. Cornerstone Brands, Inc. (“CBI”) consists of a portfolio of aspirational home and apparel brands and is a reportable segment. Our “Corporate and other” category includes corporate activity along with various equity investments.
As part of its ongoing strategy to expand into a live social shopping company, QVC Group has undertaken various organizational and strategic changes. As part of that transition, all then-current officers of QVC Group (with limited exceptions) stepped down from their officer positions, during the first half of 2025, and these positions were assumed by members of the QVC management team, effective as of April 1, 2025. LMC continued to support QVC Group throughout the transition period, which was substantially completed during the third quarter of 2025. During the third quarter of 2025, the management of QVC Group and QVC began to perform certain general and administrative services previously provided to QVC Group by LMC, and as a result LMC substantially reduced its provided services.
Chapter 11 Proceedings

    Voluntary Filing under Chapter 11
On April 16, 2026 (“the Petition Date”), QVC Group, Inc. (“QVC Group” or the “Company” and together with certain of its affiliates, the “Company Parties”) commenced voluntary cases (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). As of the Petition Date, we are operating our businesses as “debtors-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. QVC Group and QVC received approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Cases.
Commencing the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under (i) the 4.750% Senior Secured Notes due 2027, 4.375% Senior Secured Notes due 2028, 6.875% Senior Secured Notes due 2029, 5.450% Senior Secured Notes due 2034, 5.950% Senior Secured Notes due 2043, 6.375% Senior Secured Notes due 2067, and 6.250% Senior Secured Notes due 2068 (collectively, the “QVC Notes”) issued by QVC, (ii) the 3.75% senior unsecured exchangeable debentures due 2030, 4.00% senior unsecured exchangeable debentures due 2029, 8.25% senior unsecured debentures due 2030, and 8.50% senior unsecured debentures due 2029 (collectively, the “LINTA Notes”) issued by Liberty Interactive LLC (“LI LLC”) and (iii) that certain Fifth Amendment and Restatement Agreement dated as of October 27, 2021, by and among QVC and QVC Global Corporate Holdings, LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent (the “Credit Agreement,” and the credit facility thereunder, the “Credit Facility”). The Credit Agreement, together with the QVC Notes and LINTA Notes, are herein referred to as the “Debt Instruments”. The Credit Agreement and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay (defined below).

    Restructuring Support Agreement
On April 16, 2026, prior to the commencement of the voluntary cases, the Company Parties entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” and the holders parties thereto, the “Supporting Stakeholders”), with certain holders of our Debt Instruments. The Restructuring Support Agreement contemplates agreed-upon terms for a comprehensive restructuring with respect to the Company Parties’ capital structure (the “Restructuring”) to be implemented through a proposed prepackaged plan of reorganization (the “Plan”).

    The Restructuring Support Agreement and the Plan attached thereto contemplate the restructuring of the Company Parties’ outstanding funded debt obligations, including approximately $2.2 billion of outstanding QVC Notes, approximately $1.5 billion of outstanding LINTA Notes and approximately $2.9 billion outstanding under the Credit Facility. Specifically, the material terms of the Restructuring Support Agreement and the Plan include, among other things, that:
•QVC or any successor or assign thereto, by merger, consolidation, or otherwise (such entity, “Reorganized QVC”) shall issue approximately $1.3 billion in aggregate original principal amount of takeback debt (the “Takeback Debt”) on the terms and conditions set forth in the Takeback Debt Documents (as defined in the Restructuring Support Agreement);
•on or as soon as reasonably practicable following the effective date of the Plan (“Effective Date"), receipt by the holders of claims arising under, in connection with, or on account of the Credit Facility and the QVC Notes of their pro rata share of: (i) QVC Distributable Cash (as defined in the Plan); (ii) the Takeback Debt; and (iii) 100% of the equity in Reorganized QVC, subject to dilution by the management incentive plan;
•non-funded debt general unsecured claims (including all trade claims and contract and lease claims) will be unimpaired; and
•QVC entered into a $300.0 million debtor-in-possession letter of credit facility (the “DIP LC Facility”) with JPMorgan Chase Bank, N.A., as agent, to issue new letters of credit and roll existing letters of credit to support operations during the pendency of the Chapter 11 Cases, cash collateralized by $315 million deposited in a cash collateral account; commitments under the DIP LC Facility would expire upon the earliest of (i) six months from the Petition Date, (ii) the Effective Date and (iii) the occurrence of an event of default, all as more fully set forth in the DIP LC Facility Term Sheet attached as Exhibit D to the Restructuring Support Agreement, which is furnished as part of Exhibit 10.4 hereto, and subject to Bankruptcy Court approval pursuant to interim and final DIP orders.
Automatic Stay and Other Protections

    Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of our Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of QVC Group or our property to recover on, collect or secure a claim arising prior to the filing of our Chapter 11 Cases or to exercise control over property of our bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim (the “Automatic Stay”). Notwithstanding the general application of the Automatic Stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

    Nasdaq Delisting

    On April 17, 2026, the Company received a written notice (the “Nasdaq Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company, pursuant to Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, of its determination to delist the Company’s Series A common stock (Nasdaq: QVCAQ) and 8.0% Series A Cumulative Redeemable Preferred Stock (Nasdaq: QVCPQQ) (collectively, the “QVC Group Listed Securities”) from Nasdaq. Pursuant to the Nasdaq Notice, Nasdaq’s determination was based on (i) the filing of the Chapter 11 Cases and associated public interest concerns raised thereby, (ii) concerns regarding the residual equity interest of existing listed securities holders and (iii) concerns about the Company’s ability to sustain compliance with all requirements for continued listing on Nasdaq.
Pursuant to the Nasdaq Notice, trading of the QVC Group Listed Securities was suspended at the opening of business on April 24, 2026, and a Form 25-NSE will be filed with the SEC, which will remove the QVC Group Listed Securities from listing and registration on Nasdaq. The Company has the right to appeal Nasdaq’s delisting determination pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company does not intend to appeal this determination.
Although Nasdaq has not yet filed a Form 25-NSE for us in connection with the delisting of our shares of capital stock from the Nasdaq Capital Market, the delisting became effective on April 24, 2026. In accordance with Rule 12d2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the deregistration of our shares of capital stock under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25-NSE is filed.

The Company does not expect the Nasdaq delisting to affect the Company Parties’ business operations or the Chapter 11 Cases. The Company anticipates that following suspension from trading, its capital stock will commence trading on one of the markets operated by OTC Markets Group. The Company can provide no assurance that the capital stock will commence or continue to trade on this market, whether broker-dealers will continue to provide public quotes of the capital stock on this market, whether the trading volume of the capital stock will be sufficient to provide for an efficient trading market or whether quotes for the capital stock will continue on this market in the future.
Separately, on April 17, 2026, the Company was notified by OTC Markets Group that, due to the Company’s bankruptcy filing, the Company’s Series B common stock (OTCQB: QVCGQ) is being moved from the OTCQB Venture Market to the OTCID Basic Market, effective prior to market open on April 20, 2026. The downgrade to the OTCID Basic Market reflects the Company’s current status under the Bankruptcy Code and does not affect the Company Parties’ business operations or the Chapter 11 Cases.

Reverse Stock Split
On May 22, 2025, the Company filed an amendment to its Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s Series A common stock, par value $0.01 per share (“QVCAQ”), and Series B common stock, par value $0.01 per share (“QVCGQ” and, together with QVCAQ, the “Common Stock”), at a ratio of 1-for-50 (the “Reverse Stock Split”). There was no change to the number of QVCAQ and QVCGQ shares currently authorized. The Charter Amendment was authorized by the stockholders of the Company at the Company’s Annual Meeting of Stockholders held on May 12, 2025.
Pursuant to the Charter Amendment on May 22, 2025, every 50 shares of QVCAQ and QVCGQ were automatically converted into one share of QVCAQ and QVCGQ, respectively, without any change in par value per share. The number of shares of Common Stock reserved for issuance, the number of shares subject to the then-outstanding awards, and the purchase or exercise price or payout value based on a number of shares of the then-outstanding awards were proportionately adjusted. The Company did not issue fractional shares of Common Stock in connection with the Reverse Stock Split. Instead, stockholders who were otherwise entitled to receive a fractional share of Common Stock following the Reverse Stock Split received a cash payment (without interest) in lieu of such fractional shares.
The Company’s Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the opening of trading on May 23, 2025. On May 27, 2025, the Company elected to have QVCGQ suspended from trading on the Nasdaq Capital Market and QVCGQ began quotation on the OTCQB Venture Market on May 28, 2025.
Unless noted, all shares of Common Stock, including Common Stock underlying stock options and restricted stock units, as well as all conversion ratios, exercise prices, conversion prices and per share information in the condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Quarterly Report on Form 10-Q.
Strategies and Challenges
As of March 31, 2026 and December 31, 2025, QVC’s net leverage ratio, as calculated under the Credit Agreement, was greater than 4.5 to 1.0. Under the terms of the Credit Agreement, this constitutes a breach of the financial covenant. Without a waiver under the Credit Agreement, the lenders have the right, but not the obligation, to accelerate the loans and demand repayment from QVC for noncompliance with the net leverage ratio debt covenant; however, such acceleration cannot occur until certain conditions are satisfied, including the expiration of a cure period during which QVC may take remedial action to cure the breach.
Under the indentures governing the QVC Notes, a default under the Credit Agreement will only constitute an event of default under the indentures, and thus trigger the right, but not the obligation, of the noteholders to accelerate the QVC Notes and demand repayment if (i) the Credit Facility has been accelerated, (ii) there is a payment default under the Credit Agreement or (iii) there is a foreclosure on collateral securing the Credit Facility. Accordingly, acceleration of the QVC Notes is not automatic upon a breach of the Credit Facility covenant; it is contingent upon the occurrence of one of these specified events under the Credit Agreement.

As a result of the above-noted net leverage ratio and the maturity date of the Credit Facility, outstanding principal associated with the Credit Facility and QVC Notes has been classified as a current liability in the condensed consolidated balance sheet, as of March 31, 2026 and December 31, 2025.
Additionally, as noted above in Item 2 under “Overview”, on the Petition Date, commencing the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under the Debt Instruments. The Credit Agreement and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay.
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
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025. The Company recorded $14 million of incremental depreciation for the three months ended March 31, 2025 related to the St. Petersburg closure. On March 27, 2025, QVC announced a plan to reorganize teams across the company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the three months ended March 31, 2025.
In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties, and two of these property sales closed in December 2025. As of March 31, 2026, the remaining long-lived assets of $17 million, all within QxH, were included in assets held for sale noncurrent in the condensed consolidated balance sheet. The sale of the remaining property is expected to be completed by the end of 2026.
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
The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Economic tensions and changes and uncertainty relating to international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. In February 2026, the U.S. Supreme Court struck down the sweeping tariffs that the U.S. government had imposed through the executive orders issued pursuant to the International Emergency Economic Powers Act. Shortly thereafter, the U.S. government issued a series of orders to comply with the ruling, while also announcing new temporary tariffs for a 150 day period beginning February 24, 2026. Tariffs and international trade arrangements may continue to change, potentially without warning and to an extent or duration that is difficult to predict. The ultimate availability, timing, and amount of any potential refunds remain uncertain and are subject to further legal and regulatory developments. Global financial markets have experienced and may continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, continue to be uncertain or deteriorate, QVC’s customers may respond by further suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.
The Company has continued to see inflationary pressures during the period including higher wages and merchandise costs consistent with inflation experienced by the global economy. The full impact of recent governmental actions on macroeconomic conditions and on QVC’s business is uncertain, difficult to predict and depends on a number of factors, including the possible eligibility for refunds of previously paid tariffs, extent and duration of tariffs, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, and possible resulting general inflationary pressures in the global economy, as well as the availability and cost of alternative sources of supply for merchandise. If these pressures persist, inflated costs may result in certain increased costs outpacing our pricing power in the near term.
Results of Operations—Consolidated
General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reporting segments. The “Corporate and other” category includes corporate activity along with various equity investments. For a more detailed discussion and analysis of the financial results of the principal reporting segments, see “Results of Operations—Businesses” below.

Operating Results

	Three months ended March 31,
	2026	2025

	amounts in millions
Total revenue, net
QxH	$1,231	1,368
QVC International	538	537
CBI	188	200
Consolidated QVC Group	$1,957	2,105

Operating income (loss)
QxH	$10	—
QVC International	46	29
CBI	(15)	(11)
Corporate and other	(26)	(4)
Consolidated QVC Group	$15	14

Adjusted OIBDA
QxH	$92	122
QVC International	49	63
CBI	(9)	(4)
Corporate and other	(6)	(4)
Consolidated QVC Group	$126	177
Total revenue, net.  Consolidated QVC Group total revenue, net decreased 7% or $148 million for the three months ended March 31, 2026, declining in all segments with the exception of QVC International, as compared to the corresponding period in the prior year. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of QVC and CBI.
Operating income (loss).  Our consolidated operating income increased $1 million for the three months ended March 31, 2026, as compared to the corresponding period in the prior year. Operating income increased $10 million at QxH and $17 million at QVC International. Additionally, operating loss within CBI and Corporate and other increased $4 million and $22 million respectively. The Corporate and other operating loss increase is due to pre-petition charges for the three months ended March 31, 2026 relating to legal, financial advisors, and other professional fees incurred in connection with the Chapter 11 Cases. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of QVC and CBI.
Adjusted Operating Income Before Depreciation and Amortization (“OIBDA”).  To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is not a U.S. Generally Accepted Accounting Principles (“GAAP”) financial measure. We define Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring (benefits) costs, pre-petition charges (primarily professional fees directly related to, and incurred prior to, the filing of the Chapter 11 Cases), and (gain) loss on sale of assets. Our Chief Operating Decision Maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended March 31,
	2026	2025

	amounts in millions
Operating income (loss) - GAAP	$15	14
Depreciation and amortization	80	102
(Gain) loss on sale of assets	(10)	—
Pre-petition charges	41	—
Stock-based compensation	—	4
Restructuring (benefits) costs (note 8)	—	57
Adjusted OIBDA - non-GAAP	$126	177
Consolidated Adjusted OIBDA decreased 28.8% or $51 million for the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily due to decreases in Adjusted OIBDA at QxH of $30 million, at QVC International of $14 million, and at CBI of $5 million. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of QVC and CBI.
Other income (expense)
Components of Other income (expense) are presented in the table below.

	Three months ended March 31,
	2026	2025

	amounts in millions

Interest expense	$(132)	(112)
Realized and unrealized gains (losses) on financial instruments, net	79	(15)
Interest and dividend income	12	8
Other, net	1	2
Other income (expense)	$(40)	(117)
Interest expense.  Interest expense increased $20 million for the three months ended March 31, 2026, as compared to the corresponding period in the prior year, primarily due to higher outstanding debt during 2026 and additional interest expense related to the non-payment of the 8.0% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”) dividend (see Item 1, Note 7 “Preferred Stock” to the accompanying condensed consolidated financial statements).
Realized and unrealized gains (losses) on financial instruments, net.  Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2026	2025

	amounts in millions
Equity securities	$(6)	—
Exchangeable senior debentures	85	(15)
	$79	(15)
For the three months ended March 31, 2026, the changes in realized and unrealized gains (losses) on financial instruments, net are primarily due to recognition of $75 million of previously unrecognized gains related the retirement of a portion of the 4.0% and 3.75% Exchangeable Senior Debentures. The remainder of the changes in realized and unrealized gains (losses) on financial instruments, net for the three months ended March 31, 2026 are primarily due to changes in market factors largely driven by changes in the fair value of the underlying stocks or financial instruments to which these related (see Item 1, Note 6 “Debt” to the accompanying condensed consolidated financial statements for additional discussion related to debt).

Interest and dividend income.  Interest and dividend income increased $4 million for the three months ended March 31, 2026, compared to the same period in the prior year, primarily due to increases in invested cash balances during the year, partially offset by lower interest rates on invested cash balances compared to the prior year.
Other, net.  Other, net decreased $1 million for the three months ended March 31, 2026, compared to the corresponding period in the prior year.
Income taxes.  Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the three months ended March 31, 2026 and 2025 are summarized below:

	Three months ended March 31,
	2026	2025

	amounts in millions
Earnings (loss) before income taxes	$(25)	(103)
Income tax (expense) benefit	$(15)	12
Effective tax rate	60%	12%
Our effective tax rates were 60% and 12% for the three months ended March 31, 2026 and 2025, respectively. The income tax expense differs from the U.S. statutory tax rate of 21% primarily due to permanent differences and foreign taxes. The income tax benefit differs from the U.S. statutory tax rate of 21% primarily due to non-deductible stock compensation and non-deductible interest expense related to the 8.0% Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”), partially offset by a state tax benefit.

For the three months ended March 31, 2026, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by Financial Accounting Standards Board Accounting Standards Codification 740-270-30-18, Income Taxes - Interim Reporting which management determined to be more appropriate than the annual effective rate method.
Net earnings (loss). We had net losses of $40 million and $91 million for the three months ended March 31, 2026 and 2025, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Material Changes in Financial Condition
Seasonality
Our businesses are seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, we have earned, on average, between 23% and 24% of our revenue in each of the first three quarters of the year and 29% of our revenue in the fourth quarter of the year.
Financial Position, Liquidity and Capital Resources
As of March 31, 2026, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.
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
Under both the Credit Agreement and the indentures governing the QVC Notes, QVC is permitted to make unlimited dividends to service the debt of its parent entities so long as it is not in default under those agreements and to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries. As a result of the breach of financial covenant under the Credit Agreement, QVC is no longer permitted to make unlimited dividends to service the debt of its parent entities to QVC Group. QVC can continue to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Following the commencement of the Chapter 11 Cases, rating agencies have downgraded QVC's credit ratings. These downgrades have adversely affected, and are expected to continue to adversely affect the market prices of its debt securities and QVC Group's equity securities, its access to capital, or trigger additional collateral or funding requirements or the imposition of financial or other burdensome covenants.
As of March 31, 2026, QVC Group's liquidity position included the following:

Cash and cash equivalents
amounts in millions
QVC	$1,310
CBI	77
Corporate	297
Total QVC Group	$1,684
To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.
As of March 31, 2026, the Company had approximately $343 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 30% of QVC’s foreign cash balance was that of QVC's Japanese operations (“QVC-Japan”). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co. LTD (“Mitsui”).

	Three months ended March 31,
	2026	2025

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$(189)	(60)
Net cash provided (used) by investing activities	$(29)	(78)
Net cash provided (used) by financing activities	$(17)	55
During the three months ended March 31, 2026, QVC Group's primary uses of cash were $189 million for operating activities, $42 million of capital and television distribution rights expenditures, and $8 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with cash on hand as of December 31, 2025. As of March 31, 2026, QVC Group’s cash, cash equivalents and restricted cash balance was $1,791 million.
Pursuant to the Plan, and following the approval of the Plan and the occurrence of the Plan Effective Date, the projected uses of QVC’s cash in the next year, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt, payments to taxing authorities, potential capital improvement spending, payments related to television distribution rights, and potentially additional investments in existing or new businesses. The Company expects that cash on hand and cash provided by operating activities in future periods will be sufficient to fund projected uses of cash, except for any principal amounts of the Debt Instruments, that become accelerated as a result of the Chapter 11 Cases, as described above. Additionally, as a result, there remains substantial doubt about the Company's ability to continue as a going concern.
On May 23, 2025, the Board of Directors announced its decision to suspend payment of the quarterly cash dividend on the Preferred Stock, beginning with the quarterly cash dividend payable on June 16, 2025. As a result of the non-payment of the quarterly cash dividend, the dividend rate increased from 8.0% to 9.5%.
Subject to Bankruptcy Court approval and the terms of the Restructuring Support Agreement and the Plan, the Company may from time to time repurchase any level of its outstanding debt through open market purchases, privately negotiated transactions, redemptions, tender offers or otherwise. Repurchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Results of Operations—Businesses
QVC.  QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the internet and mobile applications.
In the U.S., QVC’s televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, which we refer to as “QVC’s U.S. websites”; its social platforms (including TikTok, Instagram and others), virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream, and YouTube TV); applications via streaming video (including Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus); and mobile applications (collectively, the “Digital Platforms”).
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
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside the U.S., primarily in Japan, Germany, the U.K. and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., QVC’s international businesses also engage customers via websites, mobile applications, and social media pages. QVC’s international business employs product sourcing teams who select products tailored to the interests of each local market.
QVC-Japan operations are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2026 and 2025, QVC-Japan paid dividends to Mitsui of $8 million and $11 million, respectively.
QVC's operating results were as follows:

	Three months ended March 31,
	2026	2025

	amounts in millions
Total revenue, net	$1,769	1,905
Cost of goods sold (excluding depreciation and amortization)	(1,180)	(1,271)
Operating expenses	(137)	(154)
Advertising expenses	(78)	(63)
Selling, general and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges)	(233)	(232)
Adjusted OIBDA	141	185
Depreciation and amortization	(74)	(95)
Gain (loss) on sale of assets	10	—
Pre-petition charges	(21)	—
Stock-based compensation	—	(4)
Restructuring benefits (costs) (note 8)	—	(57)
Operating income (loss)	$56	29

Net revenue was generated from the following geographical areas:

	Three months ended March 31,
	2026	2025

	amounts in millions
QxH	$1,231	1,368
QVC International	538	537
Consolidated QVC	$1,769	1,905
Total Revenue, net. QVC's consolidated total revenue, net decreased $136 million or 7.1% for the three months ended March 31, 2026, as compared to the corresponding period in the prior year. The three month decrease in total revenue, net is primarily due to an 8.7% decrease in units shipped attributable to QxH and to a lesser extent QVC International. The decrease to total revenue, net was partially offset by a $46 million decrease in estimated product returns primarily at QxH and to a lesser extent QVC International.
During the three months ended March 31, 2026 and 2025, the changes in revenue and expenses were affected by changes in the currency exchange rates for the Euro, the U.K. Pound Sterling, and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
In discussing QVC’s operating results, the term “currency exchange rates” refers to the foreign currency exchange rates QVC uses to convert the operating results for all countries where the functional currency is not the U.S. Dollar. QVC calculates the effect of changes in currency exchange rates as the difference between current period activity translated using the prior period's currency exchange rates. QVC refers to the results of this calculation as the impact of currency exchange rate fluctuations. Constant currency operating results refer to operating results without the impact of the currency exchange rate fluctuations. The disclosure of results in constant currency permits investors to better understand QVC’s underlying performance without the effects of currency exchange rate fluctuations.
The percentage change in total revenue, net for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended March 31, 2026
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(10.0)%	—%	(10.0)%
QVC International	0.2%	4.8%	(4.6)%
QxH's total revenue, net decline of $137 million or 10.0% for the three months ended March 31, 2026 was attributable to a 12.4% decrease in units shipped. This decline was partially offset by a $41 million decrease in estimated product returns and a 1.6% increase in average sales price (“ASP”).
For the three months ended March 31, 2026, QVC International's total revenue, net, in constant currency, decline of $25 million was due to a 2.8% decrease in ASP attributable to all markets with the exception of Italy and a 1.8% decrease in units shipped across all markets. This decline was partially offset by a $5 million decrease in estimated product returns attributable to Germany and Japan.
Cost of goods sold (excluding depreciation and amortization). QVC's cost of goods sold (excluding depreciation and amortization) as a percentage of total revenue, net was 66.7% for each of the three months ended March 31, 2026 and 2025.
Operating expenses. QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and TV distribution expenses. Operating expenses were 7.7% and 8.1% of net revenue for the three months ended March 31, 2026 and 2025, respectively. The decrease was driven by lower commissions and lower personnel costs.
Advertising expenses. QVC recorded $78 million and $63 million of advertising expenses for the three months ended March 31, 2026 and 2025, respectively. QVC’s advertising expenses increased $15 million or 23.8% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily driven by marketing investments on social and streaming platforms at QxH.
Selling, general and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges). QVC's selling, general, and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges) include personnel, information technology, production costs and the provision for doubtful accounts. QVC's selling, general, and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges) was 13.2% of total revenue, net for the three months ended March 31, 2026, as compared to 12.2% of total revenue, net for the three months ended March 31, 2025. The increase in expense for the three months ended March 31, 2026, was driven by an increase in consulting costs of $5 million and an increase in bonus expense of $10 million related to changes in the incentive strategy plan previously announced and disclosed in the Company's 2025 Form 10-K. The increase in expense was partially offset by a reduction in personnel costs driven by the reorganization of teams across the Company as part of the WIN strategy announced at the end of the first quarter of 2025.
Depreciation and amortization. Depreciation and amortization decreased $21 million for the three months ended March 31, 2026, compared to the same period in the prior year. The decrease for the three months ended March 31, 2026 was primarily due to the St. Petersburg, FL campus and associated assets that are held for sale including $14 million of accelerated depreciation recorded during the three months ended March 31, 2025.
(Gain) loss on sale of assets. QVC recorded a $10 million gain on sale of assets for the three months ended March 31, 2026 primarily related to the sale of a property in Germany.
Pre-petition charges. Pre-petition charges consist primarily of professional fees related to, and incurred prior to, the filing of Chapter 11 Cases. QVC recorded $21 million of pre-petition charges for the three months ended March 31, 2026. These charges relate to legal, financial advisors, and other professional fees incurred in connection with the Chapter 11 Cases.
Stock-based compensation. Stock-based compensation includes compensation related to options and restricted stock units granted to certain employees, directors and officers. QVC recorded $4 million of stock-based compensation expense for the three months ended March 31, 2025. The decrease in 2026 was primarily related to the cancellation of all QVCAQ stock-settled and cash-settled RSU awards granted during 2025.
Restructuring (benefits) costs. For the three months ended March 31, 2025, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, resulting from the announced plan to reorganize its teams across the Company as part of the WIN strategy.
CBI.  CBI consists of a portfolio of aspirational home and apparel brands. The home brands are comprised of Ballard Designs, Frontgate, and Grandin Road, with Garnet Hill primarily categorized as an apparel brand. There are 35 retail and outlet stores located throughout the U.S., primarily comprised of Ballard Designs and Frontgate stores in the U.S. that sell merchandise through brick-and-mortar retail locations as well as via the internet through their websites.
CBI's stand-alone operating results for the three and nine months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025

	amounts in millions
Total revenue, net	$188	200
Costs of goods sold (excluding depreciation and amortization)	(108)	(115)
Operating expenses	(9)	(9)
Advertising expenses	(41)	(39)
Selling, general and administrative expense (excluding stock-based compensation, advertising, and pre-petition charges)	(39)	(41)
Adjusted OIBDA	(9)	(4)
Depreciation and amortization	(6)	(7)
Operating income (loss)	$(15)	(11)

Total revenue, net. CBI's consolidated total revenue, net decreased 6.0% for the three months ended March 31, 2026, as compared to the corresponding period in the prior year. The decrease in total revenue, net for the three months ended March 31, 2026 was the result of a decrease in units shipped of 11.0%, partially offset by an increase in ASP of 6.0% compared to the same period in the prior year. The decrease in units shipped was due to reduced demand in the home category.
Cost of goods sold (excluding depreciation and amortization). CBI's cost of goods sold (excluding depreciation and amortization) as a percentage of total revenue, net was 57.4% and 57.5% for the three months ended March 31, 2026 and 2025, respectively. The decrease in cost of goods sold as a percentage of total revenue, net in the period was due to higher product margins from the increase in ASP during the three months ended March 31, 2026.
Operating expenses. Operating expenses are principally comprised of credit card processing fees and customer service expenses, which are variable expenses that support sales activity. CBI's operating expenses were $9 million for each of the three months ended March 31, 2026 and 2025 and increased as a percentage of revenue, net from 4.5% to 4.8%, respectively.
Advertising expenses. CBI recorded $41 million and $39 million of advertising expenses for the three months ended March 31, 2026 and 2025, respectively. CBI's advertising expenses increased $2 million or 5.1% primarily due to a strategic shift in the timing of the catalog circulation.
Selling, general and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges). CBI’s SG&A expenses (excluding stock-based compensation, advertising, and pre-petition charges) include personnel costs and retail store operating expenses. Such expenses decreased $2 million and 5.1% for the three months ended March 31, 2026 as compared to the prior year, and increased as a percentage of revenue, net from 20.5% to 20.7%. The decrease in selling, general and administrative expenses is primarily due to lower consulting expenses.
Depreciation and amortization. CBI’s total depreciation and amortization expense decreased $1 million for the three months ended March 31, 2026, as compared to the corresponding period in the prior year.
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with GAAP requires QVC Group to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions. Estimates include, but are not limited to, retail-related adjustments and allowances, depreciable lives of fixed assets and internally developed software, and valuation of acquired intangible assets and goodwill. QVC Group bases its estimates on historical experience and on various other assumptions that QVC Group believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. In addition, as circumstances change, QVC Group may revise the basis of its estimates accordingly.
There have been no significant changes to our critical accounting policies and estimates disclosed in our 2025 10-K.
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
As discussed above, the QVC Notes have been classified as a current liability in the condensed consolidated Balance Sheet, as of March 31, 2026. The table below reflects the contractual maturities of the QVC Notes.
As of March 31, 2026, our debt is comprised of the following amounts:

(in millions, except percentages)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	44	72	1,172	918	1,425	3,631	995
Weighted average interest rate on fixed rate debt	—%	4.8%	4.4%	6.6%	6.2%	6.0%	6.2%	N/A
Variable rate debt (1)	$2,900	—	—	—	—	—	2,900	2,900
Weighted average interest rate on variable rate debt	5.4%	—%	—%	—%	—%	—%	5.4%	N/A
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
QVC Group is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, QVC Group may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA would have been impacted by $1 million for the three months ended March 31, 2026, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
In October 2023, HSN entered into a settlement agreement with the Consumer Product Safety Commission (“CPSC”) in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claims that HSN allegedly failed to timely submit a report under the Consumer Product Safety Act (“CPSA”) in relation to certain handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter. We have cooperated (and intend to continue cooperating) fully with this investigation, and at this time, we are unable to predict the eventual scope, duration or outcome of this investigation, nor are we able to reasonably estimate any range of loss or possible loss.

Automatic Stay and Other Protections

    Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of our Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of QVC Group or our property to recover on, collect or secure a claim arising prior to the filing of our Chapter 11 Cases or to exercise control over property of our bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the Automatic Stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2025, which risk factors are incorporated by reference into this Quarterly Report on Form 10-Q.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
In May 2019, the Company’s Board of Directors authorized the repurchase of $500 million of QVC Group Series A common stock (“QVCAQ”) or QVC Group Series B common stock (“QVCGQ”). In August 2021, the Company’s Board of Directors authorized the repurchase of $500 million of QVCAQ or QVCGQ. As of March 31, 2026, $492 million was available to be used for share repurchases of Series A or Series B common stock under the Company’s share repurchase programs.
There were no repurchases of Series A common stock, Series B common stock or the Company's 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Preferred Stock”) during the three months ended March 31, 2026.
No shares of Series A common stock, Series B common stock or the Company's 8.0% Series A Cumulative Redeemable Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended March 31, 2026.
Item 5. Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.
II-1

Item 6.   Exhibits
(a)Exhibits
Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Amended and Restated Employment Agreement, dated as of April 10, 2026, by and between David Rawlinson and QVC Group, Inc. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (File No. 001-33982) as filed on April 15, 2026).+

10.2	Letter Agreement, dated April 10, 2026, by and between Bill Wafford and ER Development International, Inc., a subsidiary of the Registrant.**+
10.3
Form of Performance-Based Restricted Stock Awards under the QVC Group, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K (File No. 001-33982) as filed on April 15, 2026).+

10.4
Restructuring Support Agreement, dated as of April 16, 2026, by and among QVC Group, Inc., certain of its affiliates and the Consenting Stakeholders (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33982) as filed on April 17, 2026).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
99.1	Reconciliation of QVC Group, Inc. Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
________________________________________________________
*Filed herewith
**Furnished herewith
+ This document has been identified as a management contract or compensatory plan or arrangement.
II-2

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QVC GROUP, INC.

Date: May 15, 2026	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer

Date: May 15, 2026	By:	/s/ BILL WAFFORD
Bill Wafford Chief Financial Officer and Chief Administrative Officer
II-3