Form 10-Q
period 2026-06-30
QVC Group, Inc.
filed 2026-08-04
CIK 1355096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
The number of outstanding shares of QVC Group, Inc.'s common stock as of July 31, 2026 was:

Series A common stock	7,911,869
Series B common stock	182,233

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies, including the Company's ability to execute the transactions on the terms contemplated by the Plan (as defined below); the Company's ability to emerge from the Chapter 11 Cases (as defined below) on the timeline contemplated or at all; the Company's ability to realize the intended benefits of the reorganization; QVC, Inc.’s WIN strategy; revenue growth at QVC; synergies; economic and macroeconomic trends (including the impact of tariffs); statements regarding the carrying value of intangible assets; our ability to continue as a going concern; projected sources and uses of cash; repayment of debt; fluctuations in interest rates and foreign currency exchange rates; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should not place undue reliance on these forward-looking statements made in this Quarterly Report on Form 10-Q. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
•the effectiveness of the order (I) Approving the Debtors’ Disclosure Statement for the Joint Prepackaged Plan of Reorganization of QVC Group, Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code, (II) Confirming the Second Amended Joint Prepackaged Plan of Reorganization of QVC Group, Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code, and (III) Granting Related Relief [Docket No. 722] (the “Confirmation Order”);
•our ability to satisfy customary closing conditions to emerge from the voluntary cases ("Chapter 11 Cases") under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court, obtain any additional court approvals required during the remainder of the Chapter 11 Cases and successfully implement the proposed prepackaged plan of reorganization (the “Plan”);
•the potential impact of any appeals, motions or other proceedings on the timing or consummation of the Plan;
•potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations, including increased legal and other professional costs necessary to execute our restructuring process;
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
•changes in, or failure or inability to comply with, government regulations, including regulations of the Federal Communications Commission, and commitments and adverse outcomes from regulatory proceedings;
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
•consumer spending levels, including the availability and amount of individual consumer debt, and customer credit losses;
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
•and our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to labor regulations, unionization or otherwise, or to retain employees as a result of our financial condition generally or as a result of the Chapter 11 Cases.
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

Item 1.  Financial Statements

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2026	December 31, 2025

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,367	1,972
Trade and other receivables, net of allowance for credit losses of $65 million and $79 million, respectively	694	1,040
Inventories	949	972
Other current assets	678	239
Total current assets	3,688	4,223
Property and equipment, net of accumulated depreciation of $980 million and $974 million, respectively	373	401
Intangible assets not subject to amortization (note 6):
Goodwill	777	800
Tradenames	1,190	1,190
	1,967	1,990
Intangible assets subject to amortization, net (note 6)	263	336
Operating lease right-of-use assets	553	570
Other assets, at cost, net of accumulated amortization	126	106
Assets held for sale noncurrent (note 9)	17	17
Total assets	$6,987	7,643
(continued)
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Condensed Consolidated Balance Sheets (Continued)
(unaudited)

	June 30, 2026	December 31, 2025

	amounts in millions, except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable	$439	701
Accrued liabilities	565	801
Current portion of debt, $0 million and $52 million measured at fair value (note 7), respectively	1	5,075
Other current liabilities	94	97
Total current liabilities	1,099	6,674
Long-term debt (note 7)	—	790
Deferred income tax liabilities	970	1,144
Preferred stock (note 8)	—	1,366
Operating lease liabilities	565	580
Other liabilities	85	106
Liabilities subject to compromise (note 2)	8,005	—
Total liabilities	10,724	10,660
Equity
Stockholders' equity:
Series A common stock, $0.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 7,911,869 shares at June 30, 2026 and 7,903,233 shares at December 31, 2025	—	—
Series B common stock, $0.01 par value. Authorized 150,000,000 shares; issued and outstanding 182,233 shares at June 30, 2026 and December 31, 2025, respectively	—	—
Series C common stock, $0.01 par value. Authorized 4,000,000,000 shares; no shares issued	—	—
Additional paid-in capital	142	142
Accumulated other comprehensive earnings (loss), net of taxes	(341)	291
Retained earnings (accumulated deficit)	(3,620)	(3,533)
Total stockholders' equity (deficit)	(3,819)	(3,100)
Noncontrolling interests in equity of subsidiaries	82	83
Total equity	(3,737)	(3,017)
Commitments and contingencies (note 9)
Total liabilities and equity	$6,987	7,643
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	amounts in millions, except per share amounts
Total revenue, net	$1,998	2,236	3,955	4,341
Operating costs and expenses:
Cost of goods sold (excluding depreciation and amortization shown separately below)	1,293	1,422	2,581	2,808
Operating expense	145	164	291	327
Selling, general and administrative, including stock-based compensation and pre-petition charges	430	422	868	805
Depreciation and amortization	79	105	159	207
(Gain) loss on sale of assets	—	—	(10)	—
Impairment of intangible assets (note 6)	—	930	—	930
Impairment of goodwill (note 6)	—	1,465	—	1,465
Restructuring (benefits) costs (note 9)	—	—	—	57
	1,947	4,508	3,889	6,599
Operating income (loss)	51	(2,272)	66	(2,258)
Other income (expense):
Reorganization items, net (note 2)	(49)	—	(49)	—
Interest expense	(26)	(117)	(158)	(229)
Interest and dividend income	12	7	24	15
Realized and unrealized gains (losses) on financial instruments, net (note 5)	8	(21)	87	(36)
Other, net	—	(8)	1	(6)
	(55)	(139)	(95)	(256)
Earnings (loss) before income taxes	(4)	(2,411)	(29)	(2,514)
Income tax (expense) benefit	(26)	202	(41)	214
Net earnings (loss)	$(30)	(2,209)	(70)	(2,300)
Less net earnings (loss) attributable to the noncontrolling interests	10	13	17	22
Net earnings (loss) attributable to QVC Group, Inc. shareholders	$(40)	(2,222)	(87)	(2,322)

Basic and diluted net earnings (loss) attributable to Series A and Series B QVC Group, Inc. shareholders per common share (note 4):	$(4.93)	(275.46)	(10.71)	(289.11)
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	amounts in millions
Net earnings (loss)	$(30)	(2,209)	(70)	(2,300)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(11)	90	(43)	140
Recognition of previously unrecognized losses (gains) on debt for adjustment to allowed claim amount, net	(534)	—	(534)	—
Credit risk on fair value debt instruments gains (loss)	—	134	(57)	176
Other comprehensive earnings (loss)	(545)	224	(634)	316
Comprehensive earnings (loss)	(575)	(1,985)	(704)	(1,984)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	9	15	15	28
Comprehensive earnings (loss) attributable to QVC Group, Inc. shareholders	$(584)	(2,000)	(719)	(2,012)
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2026	2025

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(70)	(2,300)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	159	207
Realized and unrealized (gains) losses on financial instruments, net	(87)	36
Non-cash interest expense	40	4
Deferred income tax expense (benefit)	11	(239)
(Gain) loss on sale of assets	(10)	—
Non-cash reorganization items, net	(5)	—
Impairment of intangible assets	—	930
Impairment of goodwill	—	1,465
Stock-based compensation	—	8
Other, net	(9)	12
Changes in operating assets and liabilities
Decrease (increase) in trade and other receivables	343	327
Decrease (increase) in inventories	17	(106)
Decrease (increase) in other assets	(20)	37
(Decrease) increase in accounts payable	(258)	(149)
(Decrease) increase in accrued and other liabilities	(168)	(206)
Net cash provided (used) by operating activities	(57)	26
Cash flows from investing activities:
Capital expenditures	(73)	(72)
Expenditures for television distribution rights	(15)	(88)
Proceeds from sale of fixed assets	12	—
Other investing activities, net	1	(7)
Net cash provided (used) by investing activities	(75)	(167)
Cash flows from financing activities:
Repayments of debt	(7)	(868)
Dividends paid to noncontrolling interest	(16)	(22)
Borrowings of debt	—	1,011
Dividends paid to common shareholders	—	(1)
Other financing activities, net	(7)	(2)
Net cash provided (used) by financing activities	(30)	118
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(11)	27
Net increase (decrease) in cash, cash equivalents and restricted cash	(173)	4
Cash, cash equivalents and restricted cash at beginning of period	2,033	923
Cash, cash equivalents and restricted cash at end of period	$1,860	927
The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30, 2026	December 31, 2025

	in millions
Cash and cash equivalents	$1,367	1,972
Restricted cash included in other current assets	493	61
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$1,860	2,033
See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Equity
(unaudited)

	Stockholders' Equity (Deficit)
			Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings (accumulated deficit)	Noncontrolling interest in equity of subsidiaries	Total equity
	Common stock
	Series A	Series B

Balance at December 31, 2024	$—	—	138	(15)	(1,094)	86	(885)
Net earnings (loss)	—	—	—	—	(2,322)	22	(2,300)
Other comprehensive earnings (loss)	—	—	—	310	—	6	316
Stock-based compensation	—	—	4	—	—	—	4
Distribution to noncontrolling interest	—	—	—	—	—	(22)	(22)
Other	—	—	(1)	—	—	—	(1)
Balance at June 30, 2025	$—	—	141	295	(3,416)	92	(2,888)

	Stockholders' Equity (Deficit)
			Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings (accumulated deficit)	Noncontrolling interest in equity of subsidiaries	Total equity
	Common stock
	Series A	Series B

Balance at March 31, 2025	$—	—	140	73	(1,194)	88	(893)
Net earnings (loss)	—	—	—	—	(2,222)	13	(2,209)
Other comprehensive earnings (loss)	—	—	—	222	—	2	224
Stock-based compensation	—	—	1	—	—	—	1
Distribution to noncontrolling interest	—	—	—		—	(11)	(11)
Balance at June 30, 2025	$—	—	141	295	(3,416)	92	(2,888)

See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Condensed Consolidated Statement of Equity (continued)
(unaudited)

	Stockholders' Equity (Deficit)
			Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings (accumulated deficit)	Noncontrolling interest in equity of subsidiaries	Total equity
	Common stock
	Series A	Series B

Balance at December 31, 2025	$—	—	142	291	(3,533)	83	(3,017)
Net earnings (loss)	—	—	—	—	(87)	17	(70)
Other comprehensive earnings (loss)	—	—	—	(632)	—	(2)	(634)
Distribution to noncontrolling interest	—	—	—	—	—	(16)	(16)
Balance at June 30, 2026	$—	—	142	(341)	(3,620)	82	(3,737)

	Stockholders' Equity (Deficit)
			Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings (accumulated deficit)	Noncontrolling interest in equity of subsidiaries	Total equity
	Common stock
	Series A	Series B

Balance at March 31, 2026	$—	—	142	203	(3,580)	81	(3,154)
Net earnings (loss)	—	—	—	—	(40)	10	(30)
Other comprehensive earnings (loss)	—	—	—	(544)	—	(1)	(545)
Distribution to noncontrolling interest	—	—	—	—	—	(8)	(8)
Balance at June 30, 2026	$—	—	142	(341)	(3,620)	82	(3,737)

See accompanying notes to condensed consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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
The accompanying (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC Group's 2025 10-K. Additionally, certain prior period amounts have been reclassified for comparability with the current period's presentation.
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

Voluntary Petition for Reorganization
On April 16, 2026 (the “Petition Date”), QVC Group, Inc. (“QVC Group” or the “Company” and together with certain of its affiliates, the “Company Parties”) commenced the Chapter 11 Cases under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On April 17, 2026, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption QVC Group, Inc., et al, Case No. 26-90447. Certain foreign subsidiaries were not part of the Chapter 11 petition filing and continue to operate in the normal course of business. As of the Petition Date, we are operating our businesses as “debtor-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. QVC Group and QVC received approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Cases, which were designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, vendors, suppliers, customers and employees. As a result, we have been able to conduct normal business activities and satisfy all associated obligations for the period following the Petition Date and were also authorized to pay employee wages and benefits, and certain vendors and suppliers in the ordinary course for goods and services provided prior to the Petition Date.
Commencing the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under (i) the 4.75% Senior Secured Notes due 2027, 4.375% Senior Secured Notes due 2028, 6.875% Senior Secured Notes due 2029, 5.45% Senior Secured Notes due 2034, 5.95% Senior Secured Notes due 2043, 6.375% Senior Secured Notes due 2067 (the “2067 Notes”), and 6.25% Senior Secured Notes due 2068 (the “2068 Notes”) (collectively, the “QVC Notes”) issued by QVC, (ii) the 3.750% senior unsecured exchangeable debentures due 2030, 4.000% senior unsecured exchangeable debentures due 2029, 8.250% senior unsecured debentures due 2030, and 8.500% senior unsecured debentures due 2029 (collectively, the “LINTA Notes”) issued by Liberty Interactive LLC (“LI LIC”) and (iii)

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement, together with the QVC Notes and LINTA Notes, are herein referred to as the “Debt Instruments”.
The condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2025, QVC’s net leverage ratio, as calculated under the Credit Agreement (and the credit facility thereunder, the “Credit Facility”), was greater than 4.5 to 1.0. Under the terms of the Credit Agreement, this constituted a breach of the financial covenant.
As a result of the above-noted financial covenant breach and the maturity date of the Credit Facility, the outstanding principal associated with the Credit Facility and QVC Notes were classified as current liabilities in the condensed consolidated balance sheet as of December 31, 2025. Upon the commencement of the Chapter 11 Cases, the Company reclassified all pre-petition debt obligations to Liabilities subject to compromise in the condensed consolidated balance sheet as of June 30, 2026. Refer to Item 1, Note 2 “Chapter 11 Proceedings” for additional discussion.
Although the Bankruptcy Court entered an order confirming the agreed-upon terms for a comprehensive restructuring with respect to the Company Parties’ capital structure ("Financial Restructuring") in accordance with the terms set forth in the Plan, there can be no assurance that the Company will satisfy the remaining conditions to emerge under the Plan or complete the Financial Restructuring on the terms set forth in the Plan, on different terms, or at all. Therefore, there remains substantial doubt about the Company’s ability to continue as a going concern.

Liberty Media Agreements
QVC Group has entered into certain agreements with Liberty Media Corporation (“LMC”), a separate publicly traded company. These agreements include a reorganization agreement, services agreement and facilities sharing agreement. As a result of certain corporate transactions, LMC and QVC Group may have obligations to each other for certain tax-related matters. Neither QVC Group nor LMC has any stock ownership, beneficial or otherwise, in the other. In connection with a split-off transaction that occurred in the first quarter of 2018 (the “GCI Liberty Split-Off”), QVC Group and an entity formerly known as GCI Liberty, Inc. (“prior GCI Liberty”) entered into a tax sharing agreement. Pursuant to the tax sharing agreement, prior GCI Liberty agreed to indemnify QVC Group for taxes and tax-related losses resulting from the GCI Liberty Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by prior GCI Liberty (applicable to actions or failures to act by prior GCI Liberty and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the GCI Liberty Split-Off as a result of the GCI Liberty Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of prior GCI Liberty (or any successor corporation). Following a merger between Liberty Broadband Corporation (“Liberty Broadband”) and prior GCI Liberty, Liberty Broadband has assumed the tax sharing agreement. QVC Group has recorded a tax sharing payable to Liberty Broadband in the amount of approximately $10 million as of June 30, 2026 and December 31, 2025, respectively, included in other liabilities in the condensed consolidated balance sheets.
The reorganization agreement with LMC provided for, among other things, provisions governing the relationship between QVC Group and LMC, including certain cross-indemnities. Pursuant to the services agreement, LMC provided QVC Group with certain general and administrative services, including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. QVC Group reimburses LMC for direct, out-of-pocket expenses incurred by LMC in providing these services and for QVC Group's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to QVC Group. As part of its ongoing strategy to expand into a live social shopping company, QVC Group made various organizational and strategic changes. As part of that transition, all then-current officers of QVC Group (with limited exceptions) stepped down from their officer positions, during the first half of 2025, and these positions were assumed by members of the QVC management team, effective as of April 1, 2025.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Restricted Cash
Restricted cash as of June 30, 2026, primarily includes a cash deposit in a cash collateral account in accordance with the DIP LC (as defined in Item 1, Note 2 "Chapter 11 Proceedings") facility and, as of both June 30, 2026 and December 31, 2025, cash deposits to cover potential disputes or other financial obligations with certain counterparties, and a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.
(2) Chapter 11 Proceedings

Voluntary Petition for Reorganization
On the Petition Date, the Company Parties commenced the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. As of the Petition Date, we are operating our businesses as a DIP under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. QVC Group and QVC, Inc. received approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Cases.
Commencing the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under the Debt Instruments. The Credit Facility and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay (as defined below). For additional information, including information on the Automatic Stay and other protections, the Nasdaq (defined below) delisting, and the NYSE (defined below) delisting, see below.

Restructuring Support Agreement
On the Petition Date, prior to the commencement of the Chapter 11 Cases, the Company Parties entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” and the holders party thereto, the “Supporting Stakeholders”), with certain holders of our Debt Instruments. The Restructuring Support Agreement contemplates the Financial Restructuring to be implemented through the Plan.
The Restructuring Support Agreement provides certain milestones for the Financial Restructuring. Failure of the Company to satisfy these milestones without a waiver or consensual amendment would provide the Supporting Stakeholders a termination right under the Restructuring Support Agreement. These milestones include (i) the Company Parties shall have caused solicitation of votes on the Plan to begin no later than April 16, 2026, but prior to the commencement of the Chapter 11 Cases, (ii) the Petition Date shall have occurred no later than April 16, 2026, (iii) the Plan and Disclosure Statement (excluding any exhibits and appendices thereto) shall have been filed no later than the Petition Date, (iv) the debtor-in-possession letter of credit (“DIP LC”) Interim Order shall have been entered no later than 3 days after the Petition Date, (v) the DIP LC Final Order shall have been entered no later than 30 days after the Petition Date, (vi) the Plan shall have been confirmed no later than 75 days after the Petition Date and (vii) the effective date of the Plan ("Effective Date") shall have occurred no later than 90 days after the Petition Date. The Debtors (as defined in the Plan) satisfied the milestones (i) through (v), and the Supporting Stakeholders have extended the time to comply with milestones (vi) and (vii).

Plan of Reorganization
On July 20, 2026, the Bankruptcy Court entered an order confirming the Plan. The Plan remains subject to the satisfaction or waiver of the remaining conditions to effectiveness and any applicable stay, appeal or other challenge. Accordingly, there can be no assurance as to when, or ultimately whether, the Plan will become effective or the Company will emerge from Chapter 11.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Under the Plan, the claims against and interests in the Company Parties are organized into classes based, in part, on their respective priorities. Below is a summary of the treatment that the stakeholders of the Company would receive under the Plan upon the emergence from bankruptcy; terms used but not defined below have the meanings ascribed to them in the Plan:
QVC Group:
•Allowed Other Secured Claims against QVC Group shall receive in full and final satisfaction, settlement, and release of such Allowed Other Secured Claims, as determined by the QVC Group, payment in full in cash or such other treatment rendering such Allowed Other Secured Claim unimpaired.
•Allowed Other Priority Claims against QVC Group shall receive, in full and final satisfaction, settlement, release, and discharge of such Allowed Other Priority Claim, treatment in a manner consistent with section 1129(a) of the Bankruptcy Code.
•Allowed General Unsecured Claims against QVC Group shall receive, in full and final satisfaction, settlement, release, and discharge of such Allowed General Unsecured Claim, as determined by the QVC Group: (i) payment in full in cash on the later of (A) the effective date of the Plan or (B) the date due in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to, or the agreement governing, such Allowed General Unsecured Claim against QVC Group; or (ii) such other treatment rendering such Allowed General Unsecured Claim unimpaired.
•QVC shall receive, in full and final satisfaction, settlement, release, and discharge of the QVC-QVCG Settlement Claim: (i) all QVCG Distributable Cash; or (ii) such other treatment otherwise addressed at the option of the Debtors, and acceptable to such holders of QVC-QVCG Settlement Claims, the Required Consenting QVC Noteholders and the Required Consenting RCF Lenders (each as defined in the Plan) rendering such QVC-QVCG Settlement Claims unimpaired, and in each case as set forth in the restructuring steps plan filed as part of the Plan Supplement.
•Allowed Other Intercompany Claims against QVC Group shall be, in full and final satisfaction, settlement, release, and discharge of such Other Intercompany Claim, as determined by QVC Group, with the consent of the Required Consenting QVC Noteholders and the Required Consenting RCF Lenders: (i) reinstated; (ii) set off, settled, discharged, contributed, cancelled, converted to equity; (iii) released without any distribution on account of such Allowed Other Intercompany Claim; or (iv) otherwise addressed at the option of the Debtors, in each case as set forth in the restructuring steps plan filed as part of the Plan Supplement.
•QVC Group Preferred Equity Interests shall be cancelled, released, discharged, extinguished, and of no further force or effect, and such holders shall not receive any distribution, property, or other value under this Plan on account of such QVC Group Preferred Equity Interests.
•QVC Group Common Equity Interests shall be cancelled, released, discharged, extinguished, and of no further force or effect, and such holders shall not receive any distribution, property, or other value under this Plan on account of such QVC Group Common Equity Interests.
•Section 510(b) Claims against QVC Group shall be cancelled, released, discharged, and extinguished and will be of no further force or effect, and such holders will not receive any distribution on account of such Section 510(b) Claim.

QVC Debtors (as defined in the Plan):
•Allowed Other Secured Claims against the QVC Debtors shall receive in full and final satisfaction, settlement, and release of such Allowed Other Secured Claims, as determined by the applicable Debtors, payment in full in cash, the collateral securing its Allowed Other Secured Claim, reinstatement of its Allowed Other Secured Claim, or other treatment acceptable to the Required Consenting QVC Noteholders and the Required Consenting RCF Lenders rendering such Allowed Other Secured Claim unimpaired.
•Allowed Other Priority Claims against the QVC Debtors shall receive in full and final satisfaction, settlement, and release of such Allowed Other Priority Claims treatment in a manner consistent with section 1129(a) of the Bankruptcy Code.
•Allowed RCF Claims against the QVC Debtors shall receive in full and final satisfaction, settlement, release, and discharge of (a) such portion of its Allowed RCF Claim comprising RCF Loan Claims, its pro rata share (taking into account Allowed QVC Notes Claims of the QVC Funded Debt Plan Consideration and (b) such portion of its Allowed RCF Claim comprising RCF Letter of Credit Claims, cash equal to the full amount of its RCF Letter of Credit Claim; provided that any RCF Letter of Credit that remains undrawn and outstanding as of the effective date of the Plan shall be either (x) rolled into the Exit ABL Facility and granted liens pursuant to the Exit ABL

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Facility on terms acceptable to the Required Consenting RCF Lenders and the applicable issuing bank, (y) cancelled or returned undrawn to the applicable issuing bank, or (z) cash collateralized or otherwise backstopped in a manner reasonably satisfactory to the applicable issuing bank, in each case, on or prior to the Effective Date and (2) the QVC Debtors or the Reorganized QVC Debtors, as applicable, shall pay in full in cash all RCF Agent Fees.
•Allowed QVC Notes Claims against the QVC Debtors shall receive, in full and final satisfaction, settlement, release, and discharge of such Allowed QVC Notes Claim, its pro rata share (taking into account Allowed RCF Claims) of the QVC Funded Debt Plan Consideration and (2) the QVC Debtors or the Reorganized QVC Debtors, as applicable, shall pay in full in cash all QVC Notes Trustee Fees.
•Allowed General Unsecured Claims against the QVC Debtors shall receive in full and final satisfaction, settlement, release, and discharge of such Allowed General Unsecured Claim, as determined by the applicable Debtors: (a) in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to, or the agreement governing, such Allowed General Unsecured Claim against the QVC Debtors; (b) reinstated; or (c) receive such other treatment acceptable to the Required Consenting QVC Noteholders and the Required Consenting RCF Lenders rendering such Allowed General Unsecured Claim Unimpaired.
•Allowed Intercompany Claims against the QVC Debtors shall be, in full and final satisfaction, settlement, release, and discharge of such Allowed Intercompany Claim, as determined by the applicable Debtors with the consent of the Required Consenting QVC Noteholders and the Required Consenting RCF Lenders: (a) reinstated; (b) set off, settled, discharged, contributed, cancelled, or converted to equity; (c) released without any distribution on account of such Allowed Intercompany Claim; or (d) otherwise addressed at the option of the Debtors, in each case as set forth in the restructuring steps plan filed as part of the Plan Supplement.
•Allowed Intercompany Interests in the QVC Debtors shall be, in full and final satisfaction, settlement, release, and discharge of such Allowed Intercompany Interests, as determined by the applicable Debtors: (a) reinstated; (b) set off, settled, discharged, contributed, or cancelled; (c) released without any distribution on account of such Allowed Intercompany Interests; or (d) otherwise addressed at the option of the Debtors, in each case as set forth in the restructuring steps plan filed as part of the Plan Supplement; provided, that, for the avoidance of doubt, any direct or indirect Interests held by any LINTA Debtor in any QVC Debtor shall be cancelled, released, discharged, and extinguished and will be of no further force or effect.
•Section 510(b) Claims against the QVC Debtors shall be cancelled, released, discharged, and extinguished and will be of no further force or effect, and such holders will not receive any distribution on account of such Section 510(b) Claim.

LINTA Debtors (as defined in the Plan):
•Allowed Other Secured Claims against a LINTA Debtor shall receive in full and final satisfaction, settlement, and release of such Allowed Other Secured Claim, as determined by the applicable Debtors, with the consent of the LINTA Noteholder Group, payment in full in cash or such other treatment acceptable to the Required Consenting Stakeholders rendering its Allowed Other Secured Claim unimpaired.
•Allowed Other Priority Claim against a LINTA Debtor shall receive, in full and final satisfaction, settlement, release, and discharge of such Allowed Other Priority Claim, treatment in a manner consistent with section 1129(a) of the Bankruptcy Code, with the consent of the LINTA Noteholder Group.
•Allowed LINTA Notes Claims shall receive, in full and final satisfaction, settlement, release, and discharge of such Allowed LINTA Notes Claim, its pro rata share of the LINTA Distributable Cash.
•Allowed General Unsecured Claims against a LINTA Debtor shall receive, in full and final satisfaction, settlement, release, and discharge of such Allowed General Unsecured Claim, as determined by the applicable Debtors: (i) payment in full in cash on the later of (A) the effective date of the Plan or (B) the date due in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to, or the agreement governing, such Allowed General Unsecured Claim against the LINTA Debtors; or (ii) such other treatment acceptable to the Required Consenting Stakeholders rendering such General Unsecured Claims unimpaired.
•Allowed Intercompany Claims against a LINTA Debtor shall be, in full and final satisfaction, settlement, release, and discharge of such Allowed Intercompany Claim, as determined by the applicable Debtors with the consent of the Required Consenting Stakeholders: (a) reinstated; (b) set off, settled, discharged, contributed, cancelled, or converted to equity; (c) released without any distribution on account of such Allowed Intercompany Claim; or (d) otherwise addressed at the option of the Debtors, in each case as set forth in the restructuring steps plan filed as

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
part of the Plan Supplement; provided that in no event shall holders of Allowed Intercompany Claims against the LINTA Debtors receive any cash from the LINTA Debtors.
•Allowed Intercompany Interests in a LINTA Debtor shall be, in full and final satisfaction, settlement, release, and discharge of such Allowed Intercompany Interests, as determined by the applicable Debtors: (a) reinstated; (b) set off, settled, discharged, contributed, or cancelled; (c) released without any distribution on account of such Allowed Intercompany Interests; or (d) otherwise addressed at the option of the Debtors, in each case as set forth in the restructuring steps plan filed as part of the Plan Supplement.
•Section 510(b) Claim against a LINTA Debtor shall be cancelled, released, discharged, and extinguished and will be of no further force or effect, and such holders will not receive any distribution on account of such Section 510(b) Claim.

CBI Debtors (as defined in the Plan):
•Allowed Other Secured Claim against the CBI Debtors shall receive, in full and final satisfaction, settlement, release, and discharge of such Allowed Other Secured Claim, as determined by the applicable Debtors: (i) payment in full in cash; (ii) the collateral securing its Allowed Other Secured Claim; (iii) reinstatement of its Allowed Other Secured Claim; or (iv) such other treatment acceptable to the Required Consenting QVC Noteholders and the Required Consenting RCF Lenders rendering its Allowed Other Secured Claim unimpaired.
•Allowed Other Priority Claim against the CBI Debtors shall receive, in full and final satisfaction, settlement, release, and discharge of such Other Priority Claim, treatment in a manner consistent with section 1129(a) of the Bankruptcy Code.
•Allowed General Unsecured Claim against the CBI Debtors shall, in full and final satisfaction, settlement, release, and discharge of such Allowed General Unsecured Claim, as determined by the applicable Debtors: (i) payment in full in Cash on the later of (A) the effective date of the Plan or (B) the date due in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to, or the agreement governing, such Allowed General Unsecured Claim against the CBI Debtors; (ii) reinstated; or (iii) receive such other treatment acceptable to the Required Consenting QVC Noteholders and the Required Consenting RCF Lenders rendering such General Unsecured Claims unimpaired.
•Allowed Intercompany Claims against the CBI Debtors shall be, in full and final satisfaction, settlement, release, and discharge of such Allowed Intercompany Claim, as determined by the applicable Debtors with the consent of the Required Consenting QVC Noteholders and the Required Consenting RCF Lenders: (a) reinstated; (b) set off, settled, discharged, contributed, cancelled, or converted to equity; (c) released without any distribution on account of such Allowed Intercompany Claim; or (d) otherwise addressed at the option of the Debtors, in each case as set forth in the restructuring steps plan filed as part of the Plan Supplement.
•Allowed Intercompany Interests in the CBI Debtors shall be, in full and final satisfaction, settlement, release, and discharge of such Allowed Intercompany Interests, as determined by the applicable Debtors: (a) reinstated; (b) set off, settled, discharged, contributed, or cancelled; (c) released without any distribution on account of such Allowed Intercompany Interests; or (d) otherwise addressed at the option of the Debtors, with the consent of the Required Consenting QVC Noteholders and the Required Consenting RCF Lenders in each case as set forth in the restructuring steps plan filed as part of the Plan Supplement.
•Section 510(b) Claims against the CBI Debtors shall be cancelled, released, discharged, and extinguished and will be of no further force or effect, and such holders will not receive any distribution on account of such Section 510(b) Claim.

The Restructuring Support Agreement and the Plan attached thereto contemplate the restructuring of the Company Parties’ outstanding funded debt obligations, including approximately $2.2 billion of outstanding QVC Notes, approximately $1.5 billion of outstanding LINTA Notes and approximately $2.9 billion outstanding under the Credit Facility. The material terms of the Restructuring Support Agreement and the Plan include, among other things, that:
•QVC or any successor or assign thereto, by merger, consolidation, or otherwise (such entity, “Reorganized QVC”) shall issue up to $1.325 billion in aggregate original principal amount of takeback debt (the “Takeback Debt”) on the terms and conditions set forth in the Takeback Debt Documents (as defined in the Restructuring Support Agreement);
•on or as soon as reasonably practicable following the Effective Date, receipt by the holders of claims arising under, in connection with, or on account of the Credit Facility and the QVC Notes of their pro rata share of: (i)

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
QVC Distributable Cash (as defined in the Plan); (ii) the Takeback Debt; and (iii) 100% of the equity in Reorganized QVC, subject to dilution by the management incentive plan;
•non-funded debt general unsecured claims (including all trade claims and contract and lease claims) will be unimpaired; and
•QVC entered into a $300 million DIP LC facility with JPMorgan Chase Bank, N.A., as agent, to issue new letters of credit and roll existing letters of credit to support operations during the pendency of the Chapter 11 Cases, cash collateralized by $315 million deposited in a cash collateral account recorded as restricted cash within other current assets in our condensed consolidated balance sheets; commitments under the DIP LC facility would expire upon the earliest of (i) six months from the Petition Date, (ii) the Effective Date and (iii) the occurrence of an event of default, all as more fully set forth in the DIP LC facility Term Sheet attached as Exhibit D to the Restructuring Support Agreement, and subject to Bankruptcy Court approval pursuant to interim and final DIP orders.

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
Pursuant to the Nasdaq Notice, trading of the QVC Group Listed Securities was suspended at the opening of business on April 24, 2026, Nasdaq filed a Form 25-NSE with the SEC, which removed the QVC Group Listed Securities from listing and registration on Nasdaq. The Company did not appeal Nasdaq’s delisting determination pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.
In accordance with Rule 12d2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the deregistration of our shares of capital stock under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25-NSE is filed (which was filed on June 8, 2026). As a result, the QVC Group Listed Securities commenced trading on the OTCID Basic Market, effective April 24, 2026.
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

New York Stock Exchange Delisting
On April 17, 2026, QVC received a delisting notice from New York Stock Exchange ("NYSE") notifying QVC, as a result of the Chapter 11 Cases and in accordance with NYSE Listed Company Manual Section 802.01D, of its determination to delist the 2067 Notes and 2068 Notes from NYSE, and suspend trading of the 2067 Notes and 2068 Notes

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
on NYSE. Following the suspension of trading on NYSE, the 2067 Notes and 2068 Notes were quoted on the Pink Limited Market. The over-the-counter markets are significantly more limited than NYSE.
NYSE filed a Form 25 for QVC on May 4, 2026 in connection with the delisting of QVC's 2067 Notes and 2068 Notes from NYSE and the delisting became effective April 24, 2026. In accordance with Rule 12d2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the deregistration of QVC's 2067 Notes and 2068 Notes under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25-NSE is filed.

Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and other applicable requirements. As of the date of this Quarterly Report on Form 10-Q, the Debtors have not rejected any executory contracts or unexpired leases and do not anticipate rejecting any such contracts or leases in connection with their Chapter 11 Cases.

Bankruptcy Accounting
After the Petition Date, we applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.
Accordingly, pre-petition unsecured and undersecured claims related to the Company that may be impacted by the bankruptcy reorganization process have been classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheet. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases and are management's best estimate of claims expected to be allowed. The Company has considered the Chapter 11 motions approved by the Bankruptcy Court with respect to the amount and classification of its pre-petition liabilities. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. The following table sets forth, as of June 30, 2026, information about the amounts presented as Liabilities subject to compromise in our Condensed Consolidated Balance Sheet:

June 30, 2026
in millions
Debt	$6,531
Preferred Stock	1,404
Accrued Interest	64
Other	6
Total Liabilities subject to compromise	$8,005
The Bankruptcy Court has entered an order confirming the Plan, including the treatment of claims and interests contemplated thereby. However, because the Plan has not yet become effective and remains subject to appellate or stay-related challenges, the amounts presented as Liabilities subject to compromise remain preliminary and may be adjusted, including as a result of the Plan's implementation, further court orders, resolution of disputed claims or permitted payments. Any such adjustments could materially impact the amounts and classifications of assets and liabilities reported in our Condensed Consolidated Balance Sheet and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Since the filing of the Chapter 11 Cases on the Petition Date, the Company ceased accruing interest on all debt and dividends. As a result, the Company did not record $106 million of contractual interest expense related to the Debt Instruments and the non-payment of the 8.0% Series A Cumulative Redeemable Preferred Stock dividend.
Certain expenses, gains and losses resulting from and recognized during our bankruptcy proceedings are now being recorded in Reorganization items, net in our Condensed Consolidated Statements of Operations. The following table sets forth, for the three and six months ended June 30, 2026, information about the amounts presented as Reorganization items,

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
net in our Condensed Consolidated Statements of Operations:

Three and six months ended June 30, 2026
in millions
Professional fees	$54
Exchangeable senior debentures net allowed claim adjustments (1)	(35)
Write-off of pre-petition debt issuance costs and discount	27
Other	3
Reorganization items, net	$49
(1) Includes a $666 million adjustment to bring the exchangeable senior debentures to the allowed claim amount that is offset by the recognition of $701 million of previously unrecognized gains. Refer to Item 1, Note 5 "Assets and Liabilities Measured at Fair Value".
During the six months ended June 30, 2026, our operating cash flows included net cash outflows of $11 million related to amounts classified as Reorganization items, net, which consisted of payments for professional fees.
In accordance with ASC 852, the Company may be required to adopt fresh start accounting (“Fresh Start Accounting”) upon its emergence from Chapter 11, becoming a new entity for financial reporting if (i) the holders of the then existing ordinary shares of the predecessor company receive less than 50% of the new ordinary shares of the successor company outstanding upon emergence and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan will be less than the total of all post-petition liabilities and allowed claims. Upon adoption of Fresh Start Accounting, the reorganization value derived from the enterprise value as disclosed in the Plan would be allocated to the Company’s assets and liabilities based on their fair values. The Plan Effective Date fair values of the Company’s assets and liabilities may differ materially from their recorded values as reflected on the historical balance sheets.
(3) Summary of Significant Accounting Policies
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
(4) Earnings (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
EPS for the three and six months ended June 30, 2026 and 2025 is based on the following WASO. Excluded from diluted EPS for each of the three and six months ended June 30, 2026 and 2025 are less than one million potential common shares because their inclusion would have been antidilutive.

	QVC Group Common Stock
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	number of shares in thousands
Basic WASO	8,094	8,068	8,090	8,032
Potentially dilutive shares (1)	—	—	—	8
Diluted WASO	8,094	8,068	8,090	8,040
(1) Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect.

(5) Assets and Liabilities Measured at Fair Value
For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in “active markets” for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.
The Company measures the fair value of money market funds based on quoted prices in “active markets” for identical assets. Money market funds are included as cash equivalents Level 1 fair value instruments in the table below. Prior to the Petition Date, the Company's Level 2 financial liabilities were exchangeable debt instruments with quoted market prices that were not considered to be traded on “active markets,” as defined in GAAP. The fair values for such instruments were derived from a typical model using observable market data as the significant inputs. Accordingly, these financial instruments were reported in the below table as Level 2 fair value instruments as of December 31, 2025. As of the Petition Date, the Company's 4.00% and 3.75% Exchangeable Debentures were reclassified to Liabilities subject to compromise in the Condensed Consolidated Balance Sheet and adjusted to the expected allowed claim amount.
The Company's assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at June 30, 2026
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)

	amounts in millions
Cash equivalents	$459	459	—

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Fair Value Measurements at December 31, 2025
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)

	amounts in millions
Cash equivalents	$816	816	—
Exchangeable senior debentures	52	—	52

Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	amounts in millions
Equity securities	$—	(1)	(6)	(1)
Exchangeable senior debentures	8	(20)	93	(35)
	$8	(21)	$87	(36)
Prior to the Petition Date, the Company elected to account for its exchangeable debt using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statement of operations were primarily due to market factors largely driven by changes in the fair value of the underlying shares into which the debt is exchangeable.
The Company isolated the portion of the unrealized gain (loss) attributable to the change in the instrument-specific credit risk and recognized such amount in other comprehensive earnings (loss). Prior to the Petition Date, the change in the fair value of the exchangeable senior debentures attributable to changes in the instrument-specific credit risk were gains of $8 million and $176 million net of the recognition of previously unrecognized gains and losses, for the three months ended June 30, 2026 and 2025, respectively. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk were gains of $25 million and $229 million, net of the recognition of previously unrecognized gains and losses, for the six months ended June 30, 2026 and 2025, respectively.
During the first quarter of 2026, certain holders of the 4.00% and 3.75% Exchangeable Senior Debentures exchanged their debentures for cash in an amount equal to the current market price of the shares underlying their debentures. As a result of the exchanges, the Company settled a total of $59 million and $3 million in principal and carrying value, respectively, relating to the 4.00% Exchangeable Senior Debentures, and a total of $14 million and $1 million in principal and carrying value, respectively, relating to the 3.75% Exchangeable Senior Debentures. During the first quarter of 2026, the Company recognized $62 million and $13 million of previously unrecognized gains related to the retirement of a portion of the 4.00% and 3.75% Exchangeable Debentures, respectively, in realized and unrealized gains (losses) on financial instruments, net on the condensed consolidated statement of operations. The cumulative change was a gain of $772 million as of December 31, 2025, net of the recognition of previously unrecognized gains and losses.
The Company recognized $701 million of previously unrecognized gains, related to the adjustment of the exchangeable senior debentures to allowed claim amount as a result of the Chapter 11 Cases, in reorganization items, net in the condensed consolidated statement of operations. All previously unrecognized gains or losses related to the exchangeable senior debentures were recognized as of June 30, 2026.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(6) Intangible Assets
Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows:

QVC Int'l

amounts in millions
Balance at December 31, 2025	$800
Foreign currency translation adjustments	(23)
Balance at June 30, 2026	$777
As of June 30, 2026 and December 31, 2025, there were no goodwill balances at QxH and CBI.
Intangible Assets
Other intangible assets consist of the following:

	June 30, 2026			December 31, 2025
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net

	amounts in millions
Purchased and internally developed software	$1,165	(980)	185	1,230	(1,015)	215
Affiliate and customer relationships	2,830	(2,806)	24	2,835	(2,788)	47
Television distribution rights	155	(105)	50	161	(93)	68
Other	46	(42)	4	54	(48)	6
Intangible assets subject to amortization	$4,196	(3,933)	263	4,280	(3,944)	336
Tradenames (indefinite life)	$1,190		1,190	1,190		1,190
As of June 30, 2026, QVC Group expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2026	$113
2027	93
2028	41
2029	11
2030	2
2031	3
\\\

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Impairments
As a result of financial performance, macroeconomic conditions, declines in stock price and credit rating downgrades, it was determined during the second quarter of 2025 that an indication of impairment existed for the QxH reporting unit including goodwill and the QVC and HSN tradenames. The fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $930 million for the QVC and HSN tradenames was recorded during the second quarter of 2025, in impairment of intangible assets in the consolidated statements of operations. The fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $1,465 million was recorded during the second quarter of 2025 in impairment of goodwill in the consolidated statements of operations.
The Company had accumulated goodwill impairment losses of $5,228 million attributed to the QxH reporting unit as of June 30, 2026.
(7) Debt
Debt is summarized as follows:

	Outstanding principal at June 30, 2026	Carrying value
		June 30, 2026	December 31, 2025

	amounts in millions
Corporate level debentures
8.5% Senior Debentures due 2029(4)	$287	287	286
8.25% Senior Debentures due 2030(4)	505	505	503
4.0% Exchangeable Senior Debentures due 2029(1)(2)	280	280	24
3.75% Exchangeable Senior Debentures due 2030(1)(2)	413	413	28
Subsidiary level notes and facilities
QVC 4.75% Senior Secured Notes due 2027(2)	44	44	44
QVC 4.375% Senior Secured Notes due 2028(2)	72	72	72
QVC 6.875% Senior Secured Notes due 2029(2)	605	605	605
QVC 5.45% Senior Secured Notes due 2034(2)	400	400	400
QVC 5.95% Senior Secured Notes due 2043(2)	300	300	300
QVC 6.375% Senior Secured Notes due 2067(2)	225	225	225
QVC 6.25% Senior Secured Notes due 2068(2)	500	500	500
QVC Senior Secured Credit Facility(2)	2,900	2,900	2,900
Finance lease obligations (3)	—	1	2
Deferred loan costs(2)(4)	—	—	(24)
Total consolidated QVC Group debt, prior to reclassification to Liabilities subject to compromise	$6,531	6,532	5,865
Less current classification		(1)	(5,075)
Less amounts reclassified to Liabilities subject to compromise		(6,531)	—
Total long-term debt		$—	$790
(1)Measured at fair value at December 31, 2025.
(2)Classified as current at December 31, 2025.
(3)Classified as current at June 30, 2026.
(4)As a result of the Company's Chapter 11 Cases, the Company expensed $27 million of deferred loan costs and discount to Reorganization items, net for the three months ended June 30, 2026.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Covenant Compliance
As noted in Item 1, Note 1 “Basis of Presentation”, as of December 31, 2025, QVC was not in compliance with the net leverage ratio, as calculated under the Credit Agreement. Under the terms of the Credit Agreement, this constitutes a breach of the financial covenant. Upon the commencement of the Chapter 11 Cases, the Company reclassified all pre-petition debt obligations to Liabilities subject to compromise in the condensed consolidated balance sheet as of June 30, 2026.
Under both the Credit Agreement and the indentures governing the QVC Notes, QVC is permitted to make unlimited dividends to service the debt of its parent entities so long as it is not in default under those agreements and to make certain restricted payments to QVC Group under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries. As a result of the breach of the financial covenant under the Credit Agreement and the Chapter 11 Cases, QVC is no longer permitted to make unlimited dividends to service the debt of its parent entities to QVC Group. QVC can continue to make certain restricted payments to QVC Group under the Tax Agreement in respect of certain tax obligations of QVC and its subsidiaries.
As a result of the above-noted net leverage ratio and the maturity date of the Credit Facility, the outstanding principal associated with the Credit Facility and QVC Notes has been classified as a current liability in the condensed consolidated balance sheet as of December 31, 2025.
Exchangeable Senior Debentures
The Company elected to account for its exchangeable senior debentures using the fair value option, prior to the Petition Date. Accordingly, changes in the fair value of these instruments were recognized as unrealized gains (losses) in the statements of operations. See Item 1, Note 5 “Assets and Liabilities Measured at Fair Value” for information related to unrealized gains (losses) on debt measured at fair value. As of December 31, 2025, the Company’s 3.75% and 4.0% Exchangeable Debentures were classified as current because the Company does not own shares to exchange the debentures. As of June 30, 2026, the Company’s 3.75% and 4.0% Exchangeable Debentures were classified as Liabilities subject to compromise and recorded at the expected amount of the total allowed claims, as they could be impaired as a result of the Chapter 11 Cases. Refer to Item 1, Note 2 “Chapter 11 Proceedings” for additional discussion.
QVC Senior Secured Notes
On February 18, 2025, QVC repaid the remaining 4.45% Senior Secured Notes due 2025, at maturity, using availability on the Credit Facility and cash on hand.
QVC Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Credit Agreement with CBI and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”), and the other parties thereto. The Credit Facility is a multi-currency facility providing for a $3.25 billion revolving credit facility with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Credit Facility bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate (“LIBOR”)-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt (less cash and cash equivalents) to consolidated EBITDA (the “consolidated net leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio. Each loan may be prepaid at any time and from time to time without penalty, other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if QVC Global or any other borrower under the Credit Agreement (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the Credit Facility may be reborrowed.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
On June 20, 2023, QVC and QVC Global, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with Secured Overnight Financing Rate (“SOFR”)-based rate loans. Borrowings that are SOFR based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio.
On April 1, 2025, CBI was removed as a borrower under the Credit Agreement. CBI had no outstanding borrowings under the Credit Agreement at the time of its removal from the Credit Agreement.
The payment and performance of the Borrowers’ obligations under the Credit Agreement are guaranteed by each of QVC’s and QVC Global’s Material Domestic Subsidiaries (as defined in the Credit Agreement), if any, and certain other subsidiaries of any Borrower that such Borrower has chosen to provide guarantees. Further, the borrowings under the Credit Facility are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests.
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
As a result of events of default under the Credit Agreement, including noncompliance with the net leverage ratio and the commencement of the Chapter 11 Cases, no additional borrowings are available under the Credit Facility. The interest rate on the Credit Facility was 5.4% and 6.1% at June 30, 2026 and 2025, respectively.
Letters of credit availability under the DIP LC at June 30, 2026, was approximately $33 million. See Item 1, Note 2 “Chapter 11 Proceedings” for additional discussion on the DIP LC.
Fair Value of Debt
QVC Group estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to QVC Group for debt of the same remaining maturities (Level 2).
As noted in Item 1, Note 5 "Assets and Liabilities Measured at Fair Value", the Company's 4.00% and 3.75% Exchangeable Debentures were adjusted to the expected allowed claim amount as of the Petition Date and are no longer measured at fair value on a recurring basis. The Company's exchangeable debt instruments were valued with quoted market prices that are not considered to be traded on “active markets,” as defined in GAAP. As such, the Exchangeable Debentures were valued based on a typical model using observable market data as the significant inputs (Level 2).
As noted in Item 1, Note 2 “Chapter 11 Proceedings”, as of April 17, 2026, the 2067 Notes and 2068 Notes were delisted from the NYSE. As of June 30, 2026, the 2067 Notes and the 2068 Notes were traded on the OTC Pink Limited

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Market, which the Company considers to be an “active market”, as defined by U.S. GAAP. As such, the 2067 Notes and 2068 Notes were valued based on their trading price (Level 1).
The fair value of QVC Group's exchangeable debt and publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2026 are as follows (amounts in millions):

Senior debentures	$40
Exchangeable senior debentures	40
QVC senior secured notes	949
The fair value of QVC's other debt, which is reported as a Liability subject to compromise in the condensed consolidated balance sheet, as of June 30, 2026, has been excluded from the table above. As a result of the Chapter 11 Cases, the fair value of QVC's other debt as of June 30, 2026, cannot be reasonably estimated, and the expected recovery will ultimately be determined upon the effectiveness of the confirmed Plan.
(8) Preferred Stock
On September 14, 2020, QVC Group issued its 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Preferred Stock”). There were 13,500,000 shares of Preferred Stock authorized and 12,723,158 shares of Preferred Stock issued and outstanding at June 30, 2026. As of June 30, 2026, Preferred Stock and accumulated dividends through the Petition Date are included in Liabilities subject to compromise in the condensed consolidated balance sheet.
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
On May 23, 2025, the Board of Directors announced its decision to suspend payment of the quarterly cash dividend on the Preferred Stock, beginning with the quarterly cash dividend payable on June 16, 2025. As of June 30, 2026, the amount of preferred dividends in arrears was approximately $132 million in aggregate, which is included in Liabilities subject to compromise in the condensed consolidated balance sheet as of June 30, 2026, and $10.37 on a per share basis. As a result of the non-payment of the quarterly cash dividend, the dividend rate increased from 8.0% to 9.5%.
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

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
Recognition. As the Preferred Stock is subject to unconditional mandatory redemption in cash and was issued in the form of a share, the Company concluded the Preferred Stock was a mandatorily redeemable financial instrument and should be classified as a liability in the condensed consolidated balance sheets. The Preferred Stock was initially recorded at its fair value, which was determined to be the liquidation preference of $100 per share. Given the liability classification of the Preferred Stock, all dividends accrued through the Petition Date were classified as interest expense in the condensed consolidated statements of operations. The fair value of the Preferred Stock (level 1) was $66 million as of June 30, 2026.
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

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
QVC WIN Strategy Restructuring
On November 14, 2024, QVC announced the WIN strategy, targeting top-line growth through three central priorities: (i) ‘Wherever She Shops’ - aims to enhance customer interactions across diverse platforms; (ii) ‘Inspiring People & Products’ - fosters rich, engaging content experiences; and (iii) ‘New Ways of Working’ - emphasizes leveraging technology and process enhancements to streamline operations and fuel innovation. With the WIN strategy, QVC plans to broaden content outreach by creating dynamic, purpose-built experiences that resonate across social media and digital streaming channels. By optimizing production studios and fostering continuous improvement, QVC envisages content creation as an integrated, efficient process that adapts to various platforms without losing the essence of its brand. QVC aims to grow audiences and redefine shopping experiences, ensuring that it meets its customers wherever they are while building on its heritage for sustained success.
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025. The Company recorded $15 million and $29 million of incremental depreciation for the three and six months ended June 30, 2025, respectively, related to the St. Petersburg closure. On March 27, 2025, QVC announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA (as defined below) margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the six months ended June 30, 2025, in restructuring (benefits) costs in the condensed consolidated statement of operations.
In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties, and two of these property sales closed in December 2025. As of June 30, 2026, the remaining long-lived assets of $17 million, all within QxH, were included in assets held for sale noncurrent in the condensed consolidated balance sheet. The sale of the remaining property is expected to be completed by the end of 2026.
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
The QVC Group Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, cost of goods sold, gross profit, operating expense, advertising expense, selling, general and administrative expenses (“SG&A”) and Adjusted OIBDA (as defined below), in addition to average sales price per unit, number of units shipped and revenue or sales per customer equivalent. In addition, QVC Group reviews nonfinancial measures such as unique website visitors, conversion rates and active customers, as appropriate.
For segment reporting purposes, QVC Group defines Adjusted OIBDA as total revenue, net less cost of goods sold, operating expenses, and SG&A excluding stock-based compensation and, where applicable, separately identified items impacting comparability. QVC Group believes this measure is an important indicator of the operational strength and

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
For the six months ended June 30, 2026, QVC Group has identified the following operating segments as its reportable segments:
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
Performance Measures
Disaggregated total revenue, net by segment and product category consisted of the following:

	Three months ended June 30, 2026
	QxH	QVC Int'l	CBI	Total

	in millions
Home	$468	227	197	892
Apparel	277	97	36	410
Beauty	173	126	—	299
Accessories	155	48	—	203
Jewelry	63	35	—	98
Electronics	44	16	—	60
Other revenue	36	—	—	36
Total revenue, net	$1,216	549	233	1,998

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Six months ended June 30, 2026
	QxH	QVC Int'l	CBI	Total

	in millions
Home	$965	450	344	1,759
Apparel	524	193	77	794
Beauty	352	241	—	593
Accessories	302	96	—	398
Jewelry	128	72	—	200
Electronics	104	35	—	139
Other revenue	72	—	—	72
Total revenue, net	$2,447	1,087	421	3,955

	Three months ended June 30, 2025
	QxH	QVC Int'l	CBI	Total

	in millions
Home	$527	233	214	974
Apparel	299	112	38	449
Beauty	208	138	—	346
Accessories	180	56	—	236
Jewelry	62	37	—	99
Electronics	76	16	—	92
Other revenue	39	1	—	40
Total revenue, net	$1,391	593	252	2,236

	Six months ended June 30, 2025
	QxH	QVC Int'l	CBI	Total

	in millions
Home	$1,065	456	374	1,895
Apparel	557	211	78	846
Beauty	419	258	—	677
Accessories	353	102	—	455
Jewelry	125	70	—	195
Electronics	165	31	—	196
Other revenue	75	2	—	77
Total revenue, net	$2,759	1,130	452	4,341

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Other performance measures reviewed by the CODM are as follows:

	Three months ended June 30, 2026
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Total revenue, net	$1,216	549	233	—	1,998
Cost of goods sold (excluding depreciation and amortization)	805	359	129	—	1,293
Gross profit	411	190	104	—	705
Operating expense	90	45	10	—	145
Advertising expense	73	13	42	—	128
SG&A (excluding stock-based compensation, advertising and pre-petition charges)	149	79	33	8	269
Adjusted OIBDA	$99	53	19	(8)	163

	Six months ended June 30, 2026
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Total revenue, net	$2,447	1,087	421	—	3,955
Cost of goods sold (excluding depreciation and amortization)	1,629	715	237	—	2,581
Gross profit	818	372	184	—	1,374
Operating expense	182	90	19	—	291
Advertising expense	143	21	83	—	247
SG&A (excluding stock-based compensation, advertising and pre-petition charges)	302	159	72	14	547
Adjusted OIBDA	$191	102	10	(14)	289

	Three months ended June 30, 2025
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Total revenue, net	$1,391	593	252	—	2,236
Cost of goods sold (excluding depreciation and amortization)	900	381	141	—	1,422
Gross profit	491	212	111	—	814
Operating expense	107	47	10	—	164
Advertising expense	68	10	45	—	123
SG&A (excluding stock-based compensation, advertising and pre-petition charges)	166	80	39	4	289
Adjusted OIBDA	$150	75	17	(4)	238

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Six months ended June 30, 2025
	QxH	QVC Int'l	CBI	Corporate and other	Total

	amounts in millions
Total revenue, net	$2,759	1,130	452	—	4,341
Cost of goods sold (excluding depreciation and amortization)	1,823	729	256	—	2,808
Gross profit	936	401	196	—	1,533
Operating expense	218	90	19	—	327
Advertising expense	123	18	84	—	225
SG&A (excluding stock-based compensation, advertising and pre-petition charges)	323	155	80	8	566
Adjusted OIBDA	$272	138	13	(8)	415

Other Information

	June 30, 2026		December 31, 2025
	Total assets	Property and equipment, net	Total assets	Property and equipment, net

	amounts in millions
QxH (1)	$4,290	153	4,780	166
QVC International	1,901	135	1,927	150
CBI	485	85	495	85
Corporate and other	311	—	441	—
Consolidated QVC Group	$6,987	373	7,643	401
(1) QxH Property and equipment, net as of June 30, 2026 and December 31, 2025 excludes assets classified as assets held for sale in the condensed consolidated balance sheet.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Six months ended June 30,
	2026	2025
	Capital Expenditures	Capital Expenditures

	amounts in millions
QxH	$55	49
QVC International	10	14
CBI	8	9
Consolidated QVC Group	$73	72

	Three months ended June 30,
	2026		2025
	Depreciation	Amortization	Depreciation	Amortization

	amounts in millions
QxH	$9	49	26	58
QVC International	7	6	7	7
CBI	4	4	3	4
Consolidated QVC Group	$20	59	36	69

	Six months ended June 30,
	2026		2025
	Depreciation	Amortization	Depreciation	Amortization

	amounts in millions
QxH	$18	101	53	113
QVC International	13	13	14	13
CBI	7	7	8	6
Consolidated QVC Group	$38	121	75	132

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

    The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	amounts in millions
Adjusted OIBDA	$163	238	289	415
Depreciation and amortization	(79)	(105)	(159)	(207)
Gain (loss) on sale of assets	—	—	10	—
Pre-petition charges	(33)	(6)	(74)	(6)
Stock-based compensation	—	(4)	—	(8)
Impairment of intangible assets	—	(930)	—	(930)
Impairment of goodwill	—	(1,465)	—	(1,465)
Restructuring benefits (costs)	—	—	—	(57)
Operating income (loss)	51	(2,272)	66	(2,258)
Reorganization items, net	(49)	—	(49)	—
Interest expense	(26)	(117)	(158)	(229)
Interest and dividend income	12	7	24	15
Realized and unrealized gains (losses) on financial instruments, net	8	(21)	87	(36)
Other, net	—	(8)	1	(6)
Earnings (loss) before income taxes	$(4)	(2,411)	(29)	(2,514)

(11) Condensed Combined Debtor-In-Possession Financial Information
The financial statements included below represent the unaudited condensed combined financial statements of the Debtors only. Certain foreign and domestic subsidiaries were not part of the Chapter 11 petition filing. These statements reflect the results of operations, financial position and cash flows of the combined debtor subsidiaries, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements.

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Condensed Combined Balance Sheet (unaudited)
June 30, 2026

amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,023
Trade and other receivables, net of allowance for credit losses of $55 million	508
Inventories	727
Other current assets	586
Total current assets	2,844
Property and equipment, net of accumulated depreciation of $476 million	237
Intangible assets not subject to amortization: Tradenames	1,190
Intangible assets subject to amortization, net	229
Operating lease right-of-use assets	443
Other assets, at cost, net of accumulated amortization	59
Assets held for sale noncurrent	17
Investment in non-debtor affiliates	3,237
Total assets	$8,256

Liabilities and equity
Current liabilities:
Accounts payable	$330
Accrued liabilities	402
Current portion of debt	1
Payable to non-debtor affiliates	21
Other current liabilities	37
Total current liabilities	791
Deferred income tax liabilities	966
Operating lease liabilities	446
Loans due to non-debtor affiliates	1,591
Other liabilities	76
Liabilities subject to compromise	8,005
Total liabilities	11,875
Equity:
Total stockholders' equity:	(3,619)
Total liabilities and equity	$8,256

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Condensed Combined Statements of Operations (unaudited)
	Three months ended June 30, 2026	Six months ended June 30, 2026

	amounts in millions
Total revenue, net	$1,449	2,868
Revenue from non-debtor affiliates	10	19
Total revenue, net	1,459	2,887
Operating costs and expenses:
Cost of goods sold (excluding depreciation and amortization shown separately below)	933	1,863
Operating expense	100	202
Selling, general and administrative, including stock-based compensation and pre-petition charges	337	687
Depreciation and amortization	65	133
	1,435	2,885
Operating income (loss)	24	2
Other income (expense):
Reorganization items, net	(49)	(49)
Interest expense	(26)	(158)
Interest expense from non-debtor affiliates	(11)	(24)
Interest and dividend income	11	22
Realized and unrealized gains (losses) on financial instruments	9	93
Other, net	—	2
	(66)	(114)
Earnings (loss) before income taxes	(42)	(112)
Income tax (expense) benefit	(13)	(11)
Net earnings (loss)	(55)	(123)
Less: net earnings (loss) attributable to the noncontrolling interest	—	(2)
Net earnings (loss) attributable to QVC Group, Inc. stockholder	$(55)	(121)

QVC GROUP, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Condensed Combined Statement of Cash Flow (unaudited)
Six months ended June 30, 2026

Cash flows from operating activities:
Net cash provided (used) by operating activities(1)	$(115)
Cash flows from investing activities:
Capital expenditures	(63)
Expenditures for television distribution rights	(15)
Net cash provided (used) by investing activities	(78)
Cash flows from financing activities
Repayments of debt	(7)
Other financing activities with non-debtor affiliates, net	(15)
Other financing activities, net	(7)
Net cash provided (used) by financing activities	(29)
Net increase (decrease) in cash, cash equivalents and restricted cash	(222)
Cash, cash equivalents and restricted cash, beginning of year	1,689
Cash, cash equivalents and restricted cash, end of year	$1,467
(1)The difference between the amount of Net cash provided by operating activities included in the table above and the amount of Net cash provided by operating activities included in the Condensed Consolidated Statements of Cash Flows for the same period primarily relates to the fact that the table above: (i) excludes the operating cash flows of our Non-Debtor Affiliates, which are included in the Condensed Consolidated Statements of Cash Flows, and (ii) includes the effects of the operating cash flows of the Debtors with the Non-Debtor Affiliates, which are eliminated in the Condensed Consolidated Statements of Cash Flows.

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
As part of its ongoing strategy to expand into a live social shopping company, QVC Group has undertaken various organizational and strategic changes. As part of such transition, and pursuant to the reorganization agreement with Liberty Media Corporation (“LMC”) as discussed in Item I, Note 1 “Basis of Presentation” to the accompanying condensed consolidated financial statements), all then-current officers of QVC Group (with limited exceptions) stepped down from their officer positions, during the first half of 2025, and these positions were assumed by members of the QVC management team, effective as of April 1, 2025. LMC continued to support QVC Group throughout the transition period, which was substantially completed during the third quarter of 2025. During the third quarter of 2025, the management of QVC Group and QVC began to perform certain general and administrative services previously provided to QVC Group by LMC, and as a result LMC substantially reduced its provided services.
Chapter 11 Proceedings

Voluntary Filing under Chapter 11
On April 16, 2026 (the "Petition Date”), QVC Group, Inc. (“QVC Group” or the “Company” and together with certain of its affiliates, the “Company Parties”) commenced voluntary cases (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On April 17, 2026, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption QVC Group, Inc., et al, Case No. 26-90447. Certain foreign subsidiaries were not part of the Chapter 11 petition filing and continue to operate in the normal course of business. As of the Petition Date, we are operating our businesses as “debtor-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. QVC Group and QVC received approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Cases, which were designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, vendors, suppliers, customers and employees. As a result, we were able to conduct normal business activities and satisfy all associated obligations for the period following the Petition Date and were also authorized to pay employee wages and benefits, and certain vendors and suppliers in the ordinary course for goods and services provided prior to the Petition Date.
Commencing the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under (i) the 4.750% Senior Secured Notes due 2027, 4.375% Senior Secured Notes due 2028, 6.875% Senior Secured Notes due 2029, 5.450% Senior Secured Notes due 2034, 5.950% Senior Secured Notes due 2043, 6.375% Senior Secured Notes due 2067 (the “2067 Notes”), and 6.250% Senior Secured Notes due 2068 (the “2068 Notes”) (collectively, the “QVC Notes”) issued by QVC, (ii) the 3.750% senior unsecured exchangeable debentures due 2030, 4.000% senior unsecured exchangeable debentures due 2029, 8.250% senior unsecured debentures due 2030, and 8.500% senior unsecured debentures due 2029 (collectively, the “LINTA Notes”) issued by Liberty Interactive LLC (“LI LIC”) and (iii) the Fifth Amended and Restated Credit Agreement ("Credit Agreement"). The Credit Agreement, together with the QVC Notes and LINTA Notes, are herein referred to as the “Debt Instruments”.
Restructuring Support Agreement
On the Petition Date, prior to the commencement of the Chapter 11 Cases, the Company Parties entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” and the holders parties thereto, the “Supporting Stakeholders”), with certain holders of our Debt Instruments. The Restructuring Support Agreement contemplates agreed-upon terms for a comprehensive restructuring with respect to the Company Parties’ capital structure (the “Financial Restructuring”) to be implemented through a proposed prepackaged plan of reorganization (the “Plan”).

The Restructuring Support Agreement provides certain milestones for the Financial Restructuring. Failure of the Company to satisfy these milestones without a waiver or consensual amendment would provide the Supporting Stakeholders a termination right under the Restructuring Support Agreement. These milestones include (i) the Company Parties shall have caused solicitation of votes on the Plan to begin no later than April 16, 2026, but prior to the commencement of the Chapter 11 Cases, (ii) the Petition Date shall have occurred no later than April 16, 2026, (iii) the Plan and Disclosure Statement (excluding any exhibits and appendices thereto) shall have been filed no later than the Petition Date, (iv) the debtor-in-possession letter of credit (“DIP LC”) Interim Order shall have been entered no later than 3 days after the Petition Date, (v) the DIP LC Final Order shall have been entered no later than 30 days after the Petition Date, (vi) the Plan shall have been confirmed no later than 75 days after the Petition Date and (vii) the Plan Effective Date shall have occurred no later than 90 days after the Petition Date. The Debtors satisfied the milestones (i) through (v), and the Supporting Stakeholders have extended the time to comply with milestones (vi) and (vii).
Plan of Reorganization
On July 20, 2026, the Bankruptcy Court entered an order confirming the Plan. The Plan remains subject to the satisfaction or waiver of the remaining conditions to effectiveness and any applicable stay, appeal or other challenge. Accordingly, there can be no assurance as to when, or ultimately whether, the Plan will become effective or the Company will emerge from Chapter 11.
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
Pursuant to the Nasdaq Notice, trading of the QVC Group Listed Securities was suspended at the opening of business on April 24, 2026, and Nasdaq filed a Form 25-NSE with the Securities and Exchange Commission ("SEC"), which removed the QVC Group Listed Securities from listing and registration on Nasdaq. The Company did not appeal Nasdaq’s delisting determination pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.
In accordance with Rule 12d2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the deregistration of our shares of capital stock under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25-NSE is filed (which was filed on June 8, 2026). As a result, the QVC Group Listed Securities commenced trading on the OTCID Basic Market, effective April 24, 2026.
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
New York Stock Exchange Delisting
On April 17, 2026, QVC received a delisting notice from New York Stock Exchange ("NYSE") notifying QVC, as a result of the Chapter 11 Cases and in accordance with NYSE Listed Company Manual Section 802.01D, of its determination to delist the 2067 Notes and 2068 Notes from NYSE, and suspend trading of the 2067 Notes and 2068 Notes on NYSE. Following the suspension of trading on NYSE, the 2067 Notes and 2068 Notes were quoted on the Pink Limited Market. The over-the-counter markets are significantly more limited than NYSE.
NYSE filed a Form 25 for QVC on May 4, 2026 in connection with the delisting of QVC's 2067 Notes and 2068 Notes from NYSE and the delisting became effective April 24, 2026. In accordance with Rule 12d2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the deregistration of QVC's 2067 Notes and 2068 Notes under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25-NSE is filed.
Strategies and Challenges
As noted above in Part I, Item 2 under “Overview”, on the Petition Date, commencing the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under the Debt Instruments. The Credit Agreement and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay.
Although the Bankruptcy Court entered an order confirming the Financial Restructuring in accordance with the terms set forth in the Plan, there can be no assurance that the Company will satisfy the remaining conditions to emergence under the Plan or complete the Financial Restructuring on the terms set forth in the Plan, on different terms, or at all. Therefore, there remains substantial doubt about the Company’s ability to continue as a going concern.
On November 14, 2024, QVC announced the WIN strategy, targeting top-line growth through three central priorities: (i) ‘Wherever She Shops’ - aims to enhance customer interactions across diverse platforms; (ii) ‘Inspiring People & Products’ - fosters rich, engaging content experiences; and (iii) ‘New Ways of Working’ - emphasizes leveraging technology and process enhancements to streamline operations and fuel innovation. With the WIN strategy, QVC plans to broaden content outreach by creating dynamic, purpose-built experiences that resonate across social media and digital streaming channels. By optimizing production studios and fostering continuous improvement, QVC envisages content creation as an integrated, efficient process that adapts to various platforms without losing the essence of its brand. QVC aims to grow audiences and redefine shopping experiences, ensuring that it meets its customers wherever they are while building on its heritage for sustained success.
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025. The Company recorded $15 million and $29 million of incremental depreciation for the three and six months ended June 30, 2025, respectively, related to the St. Petersburg closure. On March 27, 2025, QVC announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the six months ended June 30, 2025, in the condensed consolidated statement of operations.
In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties, and two of these property sales closed in December 2025. As of June 30, 2026, the remaining long-lived assets of $17 million, all within QxH, were included in assets held for sale noncurrent in the condensed consolidated balance sheet. The sale of the remaining property is expected to be completed by the end of 2026.
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
The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Economic tensions and changes and uncertainty relating to international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. In February 2026, the U.S. Supreme Court struck down the sweeping tariffs that the U.S. government had imposed through the executive orders issued pursuant to the International Emergency Economic Powers Act. Shortly thereafter, the U.S. government issued a series of orders to comply with the ruling, while also announcing new temporary tariffs for a 150 day period beginning February 24, 2026. On July 23, 2026, the U.S. government announced new tariffs replacing the temporary tariffs upon expiration. Tariffs and international trade arrangements may continue to change, potentially without warning and to an extent or duration that is difficult to predict. The ultimate availability, timing, and amount of any potential refunds remain uncertain and are subject to further legal and regulatory developments. Global financial markets have experienced and may continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, continue to be uncertain or deteriorate, QVC’s customers may respond by further suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.
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

Operating Results

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	amounts in millions
Total revenue, net
QxH	$1,216	1,391	2,447	2,759
QVC International	549	593	1,087	1,130
CBI	233	252	421	452
Consolidated QVC Group	$1,998	2,236	3,955	4,341

Operating income (loss)
QxH	$22	(2,334)	32	(2,334)
QVC International	40	62	86	91
CBI	11	10	(4)	(1)
Corporate and other	(22)	(10)	(48)	(14)
Consolidated QVC Group	$51	(2,272)	66	(2,258)

Adjusted OIBDA
QxH	$99	150	191	272
QVC International	53	75	102	138
CBI	19	17	10	13
Corporate and other	(8)	(4)	(14)	(8)
Consolidated QVC Group	$163	238	289	415
Total revenue, net. Consolidated QVC Group total revenue, net decreased 10.6% or $238 million and 8.9% or $386 million for the three and six months ended June 30, 2026, respectively, declining in all segments as compared to the corresponding period in the prior year. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of QVC and CBI.
Operating income (loss). Our consolidated operating income (loss) increased $2,323 million and $2,324 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year.
For the three months ended June 30, 2026, operating income (loss) increased $2,356 million at QxH and $1 million at CBI. The increase in operating income (loss) at QxH was primarily due to the impairment of goodwill and tradenames recorded during the second quarter of 2025. For the three months ended June 30, 2026, operating income (loss) decreased $22 million at QVC International and $12 million for Corporate and other. The decrease in operating income (loss) at Corporate and other was primarily due to pre-petition charges for the three months ended June 30, 2026 relating to legal, financial advisors, and other professional fees incurred in connection with the Chapter 11 Cases.
For the six months ended June 30, 2026, operating income (loss) increased $2,366 million at QxH, primarily due to the impairment of goodwill and tradenames recorded during the second quarter of 2025. For the six months ended June 30, 2026, operating income (loss) decreased $5 million at QVC International, $3 million at CBI, and $34 million for Corporate and other. The Corporate and other operating loss increase is due to pre-petition charges for the six months ended June 30, 2026 relating to legal, financial advisors, and other professional fees incurred in connection with the Chapter 11 Cases. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of QVC and CBI.
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
The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	amounts in millions
Operating income (loss) - GAAP	$51	(2,272)	66	(2,258)
Depreciation and amortization	79	105	159	207
(Gain) loss on sale of assets	—	—	(10)	—
Pre-petition charges	33	6	74	6
Stock-based compensation	—	4	—	8
Impairment of intangible assets	—	930	—	930
Impairment of goodwill	—	1,465	—	1,465
Restructuring (benefits) costs (note 9)	—	—	—	57
Adjusted OIBDA - non-GAAP	$163	238	289	415
Consolidated Adjusted OIBDA decreased 31.5% or $75 million and 30.4% or $126 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year.
For the three months ended June 30, 2026, Adjusted OIBDA decreased $51 million at QxH, $22 million at QVC International, and $4 million within Corporate and other. For the three months ended June 30, 2026, Adjusted OIBDA increased $2 million at CBI. Adjusted OIBDA within Corporate and other decreased primarily due to higher consulting expenses.
For the six months ended June 30, 2026, Adjusted OIBDA decreased $81 million at QxH, $36 million at QVC International, and $3 million at CBI. Additionally, Adjusted OIBDA within Corporate and other decreased $6 million primarily due to higher consulting expenses. See “Results of Operations—Businesses” below for a more complete discussion of the results of operations of QVC and CBI.
Other income (expense)
Components of Other income (expense) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	amounts in millions

Reorganization items, net	$(49)	—	(49)	—
Interest expense	(26)	(117)	(158)	(229)
Interest and dividend income	12	7	24	15
Realized and unrealized gains (losses) on financial instruments, net	8	(21)	87	(36)
Other, net	—	(8)	1	(6)
Other income (expense)	$(55)	(139)	(95)	(256)
Reorganization items, net. We incurred net charges of $49 million for reorganization items during the three and six months ended June 30, 2026 in connection with the Chapter 11 Cases, as of or subsequent to the Petition Date. These costs primarily relate to professional fees incurred in connection with the Chapter 11 Cases, write-offs of deferred financing costs and debt discounts, and the adjustment to record the exchangeable senior debentures to the allowed claim amount, partially offset by the recognition of previously unrecognized gains relating to the exchangeable senior debentures. See Item 1, Note 5 “Assets and Liabilities Measured at Fair Value” to the accompanying condensed consolidated financial statements.
Interest expense. Interest expense decreased $91 million and $71 million for the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year, primarily due to ceasing the recognition of interest expense beginning on the Petition Date as a result of the Chapter 11 Cases. See Item 1, Note 2 “Chapter 11 Proceedings” to the accompanying condensed consolidated financial statements.
Interest and dividend income. Interest and dividend income increased $5 million and $9 million for the three and six months ended June 30, 2026, respectively, compared to the same period in the prior year, primarily due to increases in invested cash balances during the year, partially offset by lower interest rates on invested cash balances compared to the prior year.
Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	amounts in millions
Equity securities	$—	(1)	(6)	(1)
Exchangeable senior debentures	8	(20)	93	(35)
	$8	(21)	87	(36)
For the three months ended June 30, 2026, the change in realized and unrealized gains (losses) on financial instruments, net is primarily due to changes in market factors largely driven by changes in the fair value of the underlying stocks or financial instruments to which these related. For the six months ended June 30, 2026, the changes in realized and unrealized gains (losses) on financial instruments, net are primarily due to recognition of $75 million of previously unrecognized gains related the retirement of a portion of the 4.0% and 3.75% Exchangeable Senior Debentures and changes in market factors largely driven by changes in the fair value of the underlying stocks or financial instruments to which these related (see Item 1, Note 7 “Debt” to the accompanying condensed consolidated financial statements for additional discussion related to debt).
Other, net. Other, net increased $8 million and $7 million for the three and six months ended June 30, 2026, respectively, compared to the corresponding period in the prior year, due to tax sharing expenses recognized in the prior year.
Income taxes. Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the three and six months ended June 30, 2026 and 2025 are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	amounts in millions
Earnings (loss) before income taxes	$(4)	(2,411)	(29)	(2,514)
Income tax (expense) benefit	$(26)	202	(41)	214
Effective tax rate[1]	N/M	8%	N/M	9%

(1) Not meaningful
The income tax expense for the three months and six months ended June 30, 2026 differs from the U.S. statutory tax rate of 21% primarily due to permanent differences and foreign taxes. The income tax benefit for the three months and six months ended June 30, 2025 differs from the U.S. statutory tax rate of 21% primarily due to permanent differences, foreign taxes and an impairment of goodwill that is not deductible for tax purposes.

For the three and six months ended June 30, 2026, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by Financial Accounting Standards Board Accounting Standards Codification 740-270-30-18, Income Taxes - Interim Reporting which management determined to be more appropriate than the annual effective rate method.

Net earnings (loss). We had net losses of $30 million and $2,209 million for the three months ended June 30, 2026 and 2025, respectively, and net losses of $70 million and $2,300 million for the six months ended June 30, 2026 and 2025, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Material Changes in Financial Condition
Seasonality
Our businesses are seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 23% and 24% of our revenue in each of the first three quarters of the year and between 29% and 30% of our revenue in the fourth quarter of the year.
Financial Position, Liquidity and Capital Resources
As of June 30, 2026, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.
The following are potential sources of liquidity: available cash balances, dividend and interest receipts, proceeds from asset sales, and cash generated by the operating activities of our wholly-owned subsidiaries. Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted.
QVC entered into a $300 million DIP LC facility with JPMorgan Chase Bank, N.A., as agent, to issue new letters of credit and roll existing letters of credit to support operations during the pendency of the Chapter 11 Cases, cash collateralized by $315 million deposited in a cash collateral account recorded as restricted cash within other current assets in our condensed consolidated balance sheets; commitments under the DIP LC facility would expire upon the earliest of (i) six months from the Petition Date, (ii) the Effective Date and (iii) the occurrence of an event of default, all as more fully set forth in such DIP LC facility Term Sheet attached as Exhibit D to the Restructuring Support Agreement, and subject to Bankruptcy Court approval pursuant to interim and final DIP orders. Letters of credit availability under the DIP LC at June 30, 2026, was approximately $33 million. See Item 1, Note 2 “Chapter 11 Proceedings” for additional discussion on the DIP LC.
Under both the Credit Agreement and the indentures governing the QVC Notes, QVC is permitted to make unlimited dividends to service the debt of its parent entities so long as it is not in default under those agreements and to make certain restricted payments to QVC Group under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries. As a result of the breach of financial covenant under the Credit Agreement and the Chapter 11 Cases, QVC is no longer permitted to make unlimited dividends to service the debt of its parent entities to QVC Group. QVC can continue to make certain restricted payments to QVC Group under the Tax Agreement in respect of certain tax obligations of QVC and its subsidiaries.
Following the commencement of the Chapter 11 Cases, rating agencies have downgraded QVC's credit ratings. These downgrades have adversely affected, and are expected to continue to adversely affect, the market prices of its debt securities and QVC Group's equity securities, its access to capital, or trigger additional collateral or funding requirements or the imposition of financial or other burdensome covenants.
Although the Bankruptcy Court confirmed the Plan on July 20, 2026, the Plan remains subject to the satisfaction or waiver of certain conditions precedent to the Effective Date, and there can be no assurance as to the timing of emergence or that such conditions will be satisfied; the Company's liquidity, capital structure, and financial reporting (including the potential application of fresh-start accounting) may be materially affected by the timing and manner of the Company's emergence from Chapter 11.

As of June 30, 2026, QVC Group's liquidity position included the following:

Cash and cash equivalents
amounts in millions
QVC	$1,019
CBI	92
Corporate	256
Total QVC Group	$1,367
To the extent that the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds.
As of June 30, 2026, the Company had approximately $393 million of cash, cash equivalents and restricted cash held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues foreign taxes on the unremitted earnings of its international subsidiaries. Approximately 29% of QVC’s foreign cash balance was that of QVC's Japanese operations (“QVC-Japan”). QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui & Co. LTD (“Mitsui”).

	Six months ended June 30,
	2026	2025

	amounts in millions
Cash Flow Information
Net cash provided (used) by operating activities	$(57)	26
Net cash provided (used) by investing activities	$(75)	(167)
Net cash provided (used) by financing activities	$(30)	118
During the six months ended June 30, 2026, QVC Group's primary uses of cash were $88 million of capital and television distribution rights expenditures, $57 million for operating activities, and $16 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with cash on hand as of December 31, 2025. As of June 30, 2026, QVC Group’s cash, cash equivalents and restricted cash balance was $1,860 million.
Pursuant to the Plan, and following the approval of the Plan and the occurrence of the Plan Effective Date, the projected uses of QVC’s cash in the next year, outside of normal operating expenses (inclusive of tax payments), are the costs to service outstanding debt, payments to taxing authorities, potential capital improvement spending, payments related to television distribution rights, and potentially additional investments in existing or new businesses. The Company expects that cash on hand and cash provided by operating activities in future periods will be sufficient to fund projected uses of cash, except for any principal amounts of the Debt Instruments that become accelerated as a result of the Chapter 11 Cases, as described above. Additionally, as a result, there remains substantial doubt about the Company's ability to continue as a going concern.
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
QVC-Japan operations are conducted through a joint venture with Mitsui. QVC-Japan is owned 60% by QVC and 40% by Mitsui. QVC and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $16 million and $22 million, during the six months ended June 30, 2026 and 2025, respectively.
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	amounts in millions
Total revenue, net	$1,765	1,984	3,534	3,889
Cost of goods sold (excluding depreciation and amortization)	(1,164)	(1,281)	(2,344)	(2,552)
Operating expenses	(135)	(154)	(272)	(308)
Advertising expenses	(86)	(78)	(164)	(141)
Selling, general and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges)	(228)	(246)	(461)	(478)
Adjusted OIBDA	152	225	293	410
Depreciation and amortization	(71)	(98)	(145)	(193)
Gain (loss) on sale of assets	—	—	10	—
Pre-petition charges	(19)	—	(40)	—
Stock-based compensation	—	(4)	—	(8)
Impairment of intangible assets	—	(930)	—	(930)
Impairment of goodwill	—	(1,465)		(1,465)
Restructuring benefits (costs) (note 9)	—	—	—	(57)
Operating income (loss)	$62	(2,272)	118	(2,243)

Total revenue, net was generated from the following geographical areas:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	amounts in millions
QxH	$1,216	1,391	2,447	2,759
QVC International	549	593	1,087	1,130
Consolidated QVC	$1,765	1,984	3,534	3,889
Total Revenue, net. QVC's consolidated total revenue, net decreased $219 million or 11.0% and $355 million or 9.1% for the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year. In constant currency, QVC’s consolidated total revenue, net decreased $204 million or 10.3% and $366 million or 9.4% for the three and six months ended June 30, 2026 as compared to the corresponding periods in the prior year.
For the three months ended June 30, 2026, QVC’s consolidated total revenue, net, in constant currency, decreased 7.8% as a result of lower units shipped attributable to QxH and 3.5% driven by a decrease in average selling price per unit ("ASP"). These decreases to total revenue, net were partially offset by a $41 million decrease in estimated product returns primarily at QxH and, to a lesser extent, QVC International. QVC’s consolidated total revenue, net, in constant currency, for the six months ended June 30, 2026 decreased 9.0% as a result of lower units shipped attributable to QxH and 1.7% driven by a decrease in ASP attributable to QVC International, partially offset by an $87 million decrease in estimated product returns primarily at QxH and, to a lesser extent, QVC International.
During the three and six months ended June 30, 2026 and 2025, the changes in revenue and expenses were affected by changes in the currency exchange rates for the Euro, the Japanese Yen, and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
In discussing QVC’s operating results, the term “currency exchange rates” refers to the foreign currency exchange rates QVC uses to convert the operating results for all countries where the functional currency is not the U.S. Dollar. QVC calculates the effect of changes in currency exchange rates as the difference between current period activity translated using the prior period's currency exchange rates. QVC refers to the results of this calculation as the impact of currency exchange rate fluctuations. Constant currency operating results are non-GAAP financial measures that refer to operating results without the impact of the currency exchange rate fluctuations. The disclosure of results in constant currency permits investors to better understand QVC’s underlying performance without the effects of currency exchange rate fluctuations by facilitating period-over-period comparisons of operational performance independent of movements in exchange rates that are beyond management’s control. Management uses the constant currency information internally in conjunction with other financial measures, including revenue, Adjusted OIBDA and other performance metrics reviewed by the CODM, to evaluate the operating performance of QVC’s international operations, allocate resources among segments, and assess the effectiveness of operational strategies.
The percentage change in total revenue, net for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended June 30, 2026			Six months ended June 30, 2026
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QxH	(12.5)%	—%	(12.5)%	(11.3)%	—%	(11.3)%
QVC International	(7.4)%	(2.5)%	(4.9)%	(3.8)%	1.0%	(4.8)%
For the three months ended June 30, 2026, QxH's total revenue, net declined $175 million or 12.5%. Total revenue, net decreased 11.6% as a result of lower units shipped and 2.3% driven by a decrease in ASP. This decline was partially offset by a $35 million decrease in estimated product returns. For the six months ended June 30, 2026, QxH's total revenue, net declined $312 million or 11.3%. Total revenue, net decreased 12.4% as a result of lower units shipped. This decline was partially offset by a $76 million decrease in estimated product returns. ASP for the six months ended June 30, 2026 remained relatively flat with prior year.

For the three months ended June 30, 2026, QVC International's total revenue, net declined $29 million, or 4.9% in constant currency. Total revenue, net, in constant currency, decreased 6.3% driven by a decrease in ASP attributable to all markets. This decline was partially offset by an increase in units shipped and a $6 million decrease in estimated product returns attributable to all markets. The increase in units shipped was attributable to an increase in Japan, which was partially offset by declines in all other markets. For the six months ended June 30, 2026, QVC International's total revenue declined $54 million, or 4.8% in constant currency. Total revenue, net, in constant currency, decreased 4.8% driven by a decrease in ASP attributable to all markets. This decline was partially offset by an $11 million decrease in estimated product returns attributable to all markets and $11 million in favorable exchange rates.
Cost of goods sold (excluding depreciation and amortization). QVC's cost of goods sold (excluding depreciation and amortization) as a percentage of total revenue, net was 65.9% and 66.3% for the three and six months ended June 30, 2026, respectively, compared to 64.6% and 65.6% for the three and six months ended June 30, 2025. The increase in cost of goods sold as a percentage of revenue for the three and six months ended June 30, 2026 was due to higher inventory obsolescence expense at QxH and unfavorable product margin at QxH due to the mix of products sold.
Operating expenses. QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and TV distribution expenses. Operating expenses were 7.6% and 7.7% of total revenue, net for the three and six months ended June 30, 2026, respectively, compared to 7.8% and 7.9% of total revenue, net for the three and six months ended June 30, 2025. The decreases as a percentage of total revenue, net were driven by lower commissions, credit card processing fees, and personnel costs.
Advertising expenses. QVC's advertising expenses increased $8 million or 10.3% for the three months ended June 30, 2026, as compared to the corresponding period in the prior year. QVC's advertising expenses increased $23 million or 16.3% for the six months ended June 30, 2026, as compared to the corresponding period in the prior year. The increase was primarily driven by marketing investments on social and streaming platforms at QxH.
Selling, general and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges). QVC's selling, general, and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges) include personnel, information technology, production costs and the provision for doubtful accounts. Such expenses decreased $18 million and increased 0.5% as a percentage of total revenue, net for the three months ended June 30, 2026, as compared to the corresponding period in the prior year. The decrease in expense for the three months ended June 30, 2026 was primarily driven by a decrease in personnel costs due to the reorganization of teams across the Company as part of the WIN strategy and lower production costs.
QVC's selling, general, and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges) decreased $17 million and increased 0.7% as a percentage of total revenue, net for the six months ended June 30, 2026, as compared to the corresponding period in the prior year. The decrease in expense for the six months ended June 30, 2026, was primarily driven by a decrease in personnel costs due to the reorganization of teams across the Company as part of the WIN strategy and lower production costs, partially offset by an increase in consulting costs.
Depreciation and amortization. Depreciation and amortization decreased $27 million and $48 million for the three and six months ended June 30, 2026, compared to the same period in the prior year. The decrease in depreciation for both periods was primarily due to the St. Petersburg, FL campus and associated assets that are held for sale including $15 million and $29 million of accelerated depreciation recorded during the three and six months ended June 30, 2025, respectively. The decrease in software amortization for both periods was primarily due to software assets that fully amortized during 2025.
(Gain) loss on sale of assets. QVC recorded a $10 million gain on sale of assets for the six months ended June 30, 2026 primarily related to the sale of a property in Germany.
Pre-petition charges. Pre-petition charges consist primarily of professional fees related to, and incurred prior to, the filing of Chapter 11 Cases. QVC recorded $19 million and $40 million of pre-petition charges for the three and six months ended June 30, 2026, respectively. These charges relate to legal, financial advisors, and other professional fees incurred in connection with the Chapter 11 Cases.
Stock-based compensation. Stock-based compensation includes compensation related to options and restricted stock units granted to certain employees, directors and officers. QVC recorded $4 million and $8 million of stock-based compensation expense for the three and six months ended June 30, 2025. As previously disclosed in the 2025 10-K, during the prior year the company canceled primarily all of the stock-settled and cash-settled RSU awards granted during 2025, resulting in no stock based compensation expense in 2026.

Impairment of intangible assets. QVC recorded intangible assets impairments losses of $930 million for the three and six months ended June 30, 2025, related to the decrease in the fair value of the QVC and HSN tradenames as a result of quantitative assessments performed by the Company (refer to Part I, Note 6 “Intangible Assets”).
Impairment of goodwill. QVC recorded goodwill impairment losses of $1,465 million for the three and six months ended June 30, 2025, related to a decrease in the fair value of the QxH reporting unit goodwill as a result of quantitative assessments performed by the Company (refer to Part I, Note 6 “Intangible Assets”).
Restructuring (benefits) costs. For the six months ended June 30, 2025, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, resulting from the announced plan to reorganize its teams across the Company as part of the WIN strategy.
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
CBI's stand-alone operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	amounts in millions
Total revenue, net	$233	252	421	452
Cost of goods sold (excluding depreciation and amortization)	(129)	(141)	(237)	(256)
Operating expenses	(10)	(10)	(19)	(19)
Advertising expenses	(42)	(45)	(83)	(84)
Selling, general and administrative expense (excluding stock-based compensation, advertising, and pre-petition charges)	(33)	(39)	(72)	(80)
Adjusted OIBDA	19	17	10	13
Depreciation and amortization	(8)	(7)	(14)	(14)
Operating income (loss)	$11	10	(4)	(1)
Total revenue, net. CBI's consolidated total revenue, net decreased 7.5% and 6.9% for the three and six months ended June 30, 2026, respectively, as compared to the corresponding period in the prior year. The decrease in total revenue, net for the three months ended June 30, 2026 was the result of a decrease in units shipped of 14.5%, partially offset by an increase in ASP of 8.1% compared to the same period in the prior year. The decrease in units shipped was due to reduced demand in the home and apparel categories. The decrease in total revenue, net for the six months ended June 30, 2026 was the result of a decrease in units shipped of 12.8%, partially offset by an increase in ASP of 6.8% compared to the same period in the prior year, primarily related to softness in the home category.
Cost of goods sold (excluding depreciation and amortization). CBI's cost of goods sold (excluding depreciation and amortization) as a percentage of total revenue, net was 55.4% and 56.0% for the three months ended June 30, 2026 and 2025, respectively, and 56.3% and 56.6% for the six months ended June 30, 2026 and 2025, respectively. In both periods the decreases in cost of goods sold as a percentage of total revenue, net in the period were due to higher product margins from the increase in ASP.
Operating expenses. Operating expenses are principally comprised of credit card processing fees and customer service expenses, which are variable expenses that support sales activity. CBI's operating expenses were 4.3% and 4.5% of total revenue, net for the three and six months ended June 30, 2026, respectively, compared to 4.0% and 4.2% for the three and six months ended June 30, 2025. Operating expenses remained flat as compared to the corresponding period in the prior year.
Advertising expenses. CBI recorded $42 million and $45 million of advertising expenses for the three months ended June 30, 2026 and 2025, respectively, for a $3 million or 6.7% decrease. The decrease for the three months ended June 30, 2026 was primarily driven by lower catalog expense. CBI recorded $83 million and $84 million of advertising expenses for the six months ended June 30, 2026 and 2025, respectively, for a $1 million or 1.2% decrease. The decrease for the six months ended June 30, 2026 was primarily driven by a strategic shift in the timing of the catalog circulation.
Selling, general and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges). CBI’s SG&A expenses (excluding stock-based compensation, advertising, and pre-petition charges) include personnel costs and retail store operating expenses. Such expenses decreased $6 million and 15.4% for the three months ended June 30, 2026 as compared to the prior year, and decreased as a percentage of revenue, net from 15.5% to 14.2%. For the six months ended June 30, 2026, such expenses decreased $8 million and 10.0% as compared to the prior year, and decreased as a percentage of revenue, net from 17.7% to 17.1%. In both periods, the decreases in selling, general and administrative expenses are primarily due to lower consulting expenses.
Depreciation and amortization. CBI’s total depreciation and amortization expense increased $1 million for the three months ended June 30, 2026. For the six months ended June 30, 2026, depreciation and amortization expense remained flat as compared to the corresponding period in the prior year.
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
As discussed above, the QVC Notes have been classified as Liabilities subject to compromise in the condensed consolidated Balance Sheet, as of June 30, 2026. The table below disregards the impact of the Chapter 11 Cases on our long-term debt and reflects the contractual maturities of the QVC Notes.
As of June 30, 2026, our debt is comprised of the following amounts:

(in millions, except percentages)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	44	72	1,172	918	1,425	3,631	1,029
Weighted average interest rate on fixed rate debt	—%	4.8%	4.4%	6.6%	6.2%	6.0%	6.2%	N/A
Variable rate debt (1)	$2,900	—	—	—	—	—	2,900	2,900
Weighted average interest rate on variable rate debt	5.4%	—%	—%	—%	—%	—%	5.4%	N/A
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
QVC Group is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of QVC's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, QVC Group may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for each of the three and six months ended June 30, 2026, would have been impacted by $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
Item 4.   Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
In May 2019, the Company’s Board of Directors authorized the repurchase of $500 million of QVC Group Series A common stock (“QVCAQ”) or QVC Group Series B common stock (“QVCGQ”). In August 2021, the Company’s Board of Directors authorized the repurchase of $500 million of QVCAQ or QVCGQ. As of June 30, 2026, $492 million was available to be used for share repurchases of Series A or Series B common stock under the Company’s share repurchase programs.
There were no repurchases of Series A common stock, Series B common stock or the Company's 8.0% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Preferred Stock”) during the three months ended June 30, 2026.
No shares of Series A common stock, Series B common stock or the Company's 8.0% Series A Cumulative Redeemable Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended June 30, 2026.
Item 5. Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.
II-1

Item 6.   Exhibits
(a)Exhibits
Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1
Second Amended Joint Prepackaged Plan of Reorganization of QVC Group, Inc. and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33982) as filed on July 24, 2026).

2.2
Order Confirming the Second Amended Joint Prepackaged Plan of Reorganization of QVC Group, Inc. and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33982) as filed on July 24, 2026).

10.1
Amended and Restated Employment Agreement, dated as of April 10, 2026, by and between David Rawlinson and QVC Group, Inc. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (File No. 001-33982) as filed on April 15, 2026).+

10.2
Letter Agreement, dated April 10, 2026, by and between Bill Wafford and ER Development International, Inc., a subsidiary of the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33982) as filed on May 15, 2026).+

10.3
Form of Performance-Based Restricted Stock Awards under the QVC Group, Inc. 2020 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K (File No. 001-33982) as filed on April 15, 2026).+

10.4
Restructuring Support Agreement, dated as of April 16, 2026, by and among QVC Group, Inc., certain of its affiliates and the Consenting Stakeholders (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33982) as filed on April 17, 2026).

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

QVC GROUP, INC.

Date: August 4, 2026	By:	/s/ DAVID RAWLINSON II
David Rawlinson II President and Chief Executive Officer

Date: August 4, 2026	By:	/s/ BILL WAFFORD
Bill Wafford Chief Financial Officer and Chief Administrative Officer
II-3